Form 10QSB
period 1996-01-31
AQUASEARCH INC
filed 1996-03-18
CIK 837490

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one
 (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarter Ended January 31, 1996

                                      or
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number 33-23460-LA

                                AQUASEARCH, INC.
             ----------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

              Colorado                                   33-0034535
--------------------------------------          ----------------------------
State or Other Jurisdiction of                           IRS Employer
Incorporation or Organization                       Identification Number


  4350 Executive Drive, Suite 246
       San Diego, California                                92128
--------------------------------------          ----------------------------
Address of Principal Executive Offices                     Zip Code

                                (800) 471-0711
                 ---------------------------------------------
                        Registrant's Telephone Number,
                              Including Area Code

                                 Not Applicable
                 ---------------------------------------------
                 Former Name, Former Address and Former Fiscal
                       Year, if Changes Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----       -----

The number of shares outstanding of Registrant's common stock, $0.0001 par value at January 31, 1996 was 37,527,688 shares.

Transitional Small Business Disclosure Format  Yes     No   X
                                                   ---     ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------


                                    CONTENTS


                                           Page

BALANCE SHEETS                             F-2

STATEMENTS OF LOSS AND ACCUMULATED         F-3
 DEFICIT

STATEMENTS OF CASH FLOWS                   F-4

NOTES TO FINANCIAL STATEMENTS              F-5

MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS
 OF OPERATION                              F-6

                               Aquasearch, Inc.
                       (a development stage enterprise)

                                BALANCE SHEETS


                                                                January 31,            October 31,
                                                                    1996                   1995
                                                                (Unaudited)             (Audited)
                                                              ---------------       --------------
                         Assets
 Current Assets
   Cash                                                         $    363,034         $    27,208
   Stock subscriptions receivable                                    231,600              35,000
   Prepaid expenses                                                   17,707               9,177
   Other current assets                                                1,735               2,535
                                                                ------------         -----------
     Total current assets                                            619,076              73,920

 Plant and Equipment - At Cost
 Plant                                                               447,988             408,219
 Other equipment                                                      16,200               7,740
 Less accumulated depreciation                                       (10,912)               (320)
                                                                ------------         -----------
     Net plant equipment                                             453,276             415,639

 Other Assets
   Organization costs (net)                                                -                   -
                                                                ------------         -----------
       Total assets                                             $  1,067,352         $   489,559
                                                                ============         ===========

           Liabilities and Stockholders' Equity

 Current Liabilities
   Accounts payable                                             $     82,061         $   233,181
   Accounts payable - related parties                                      -                   -
   Deposits held                                                           -                   -
   Accrued payroll                                                         -                   -
   Accrued interest                                                        -                   -
   Deposits payable                                                        -                   -
                                                                ------------         -----------
     Total current liabilities                                        82,061             233,181

 Stockholders' Equity
   Common stock, $0.0001 par value, 50,000,000 shares
     authorized                                                        4,873               4,379
   Additional paid-in capital                                      2,400,842           1,704,785
   Common stock subscribed                                           231,600                   -
   Accumulated deficit                                            (1,652,024)         (1,452,786)
                                                                ------------         -----------
     Total stockholders' equity (deficit)                            990,291             256,378
                                                                ------------         -----------
       Total liabilities and
         stockholders' equity                                   $  1,067,352         $   489,559
                                                                ============         ===========

                                AQUASEARCH, INC
                       (a development stage enterprise)

                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                       For the period              For the three        For the three
                                                       From inception               months ended        months ended
                                                     to January 31, 1996          January 31, 1996    January 31, 1995
                                                        (unaudited)                  (unaudited)          (unaudited)
                                                     -------------------          ----------------    -----------------
OPERATIONS
Revenues                                                 $           -                $         -          $         -

Cost of sales                                                  101,029                     101,029                   -
Research and development costs                                 444,165                           -                   -
                                                         -------------                ------------         -----------
    Total cost of sales and research costs                     545,194                     101,029                   -
                                                         -------------                ------------         -----------
Gross profit (loss)                                           (545,194)                   (101,029)                  -

General and administrative expenses                            892,704                      98,209              14,571
                                                         -------------                ------------         -----------
Earnings (loss) from operations                             (1,437,898)                   (199,238)            (14,571)

OTHER INCOME (EXPENSE)
Interest                                                       (12,244)                          -                   -
Other                                                                -                           -                   -
Investment in joint venture                                   (147,096)                          -                   -
                                                         -------------                ------------         -----------
Total other income and (expense)                              (159,340)                          -                   -
                                                         -------------                ------------         -----------
Earnings (loss) before income taxes and
  extraordinary item                                        (1,597,238)                   (199,238)            (14,571)

Extraordinary item - loss on write down
  of assets to liquidation basis                               (14,502)                          -                   -
                                                         -------------                ------------         -----------
Earnings (loss) before income taxes                         (1,611,740)                   (199,238)            (14,571)

Federal and state income taxes                                  (6,016)                          -                   -
                                                         -------------                ------------         -----------
Net income (loss)                                           (1,617,756)                   (199,238)            (14,571)

ACCUMULATED DEFICIT
Balance, beginning of period                                   (34,268)                 (1,452,786)         (1,163,973)
                                                         -------------                ------------         -----------
Balance, end of period                                   $  (1,652,024)               $ (1,652,024)        $(1,178,544)
                                                         =============                ============         ===========
Loss per share                                           $       (0.09)               $      (0.01)            Nil
                                                         =============                ============         ===========
Weighted average shares outstanding                         19,000,000                  32,583,688          23,463,313
                                                         =============                ============         ===========

                               AQUASEARCH, INC.

                       (a development stage enterprise)
                           STATEMENTS OF CASH FLOWS

                                                                  For the period          For the three         For the three
                                                                  From inception          months ended          months ended
                                                                to January 31, 1996      January 31, 1996       January 31, 1995
                                                                    (unaudited)             (unaudited)           (unaudited)
                                                                -------------------      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(1,617,756)             $(199,238)             $(14,571)
  Adjustments to reconcile net loss to net cash
   cash provided by operating activities:
     Amortization                                                         3,527                      -                     -
     Depreciation                                                        16,619                 10,592                     -
     Expenses paid with stock and additional paid in capital            218,865                 35,500                     -
     Loss on write down of assets to liquidation basis                    5,392                      -                     -
     Changes in:
       Other current assets                                             (19,442)                (7,730)                1,207
       Accounts payable                                                  (1,637)              (151,121)               13,986
                                                                    -----------              ---------              --------
     Cash used by operating activities                               (1,394,432)              (311,997)                  622

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                             (373,773)               (48,230)                    -
                                                                    -----------              ---------              --------
      Cash used by investing activities                                (373,773)               (48,230)                    -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            2,199,593                715,000                     -
  Increase in notes payable                                                   -                      -                     -
  Offering costs                                                        (68,409)               (18,947)                    -
                                                                    -----------              ---------              --------
     Cash provided by financing activities                            2,131,184                696,053                     -
                                                                    -----------              ---------              --------
Net increase in cash                                                    362,979                335,826                   622
Cash - beginning of period                                                   55                 27,208                 1,213
                                                                    -----------              ---------              --------
Cash - end of period                                                $   363,034              $ 363,034              $  1,835
                                                                    ===========              =========              ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                          $     4,400              $       -              $      -
  Income taxes                                                      $    12,244              $       -              $    800

                                Aquasearch, Inc.
                       (A development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                          January 31, 1996 (Unaudited)


1.  Related party transactions
    --------------------------
  The Company uses office space provided by an officer of the Company. Monthly rent expense for this space is $380.

2.   Common stock and stock purchase warrants
     ----------------------------------------

  As of January 31, 1996, there were 3,348,000 Class B warrants issued and outstanding. No Class B warrants were exercised during the three months ended January 31, 1996. The Class B warrants are exercisable at $1 per share. The exercise period for the Class B warrants will expire on March 15, 1996 unless extended by the Board of Directors.

     An analysis of the changes in stockholders' equity is as follows:

                                                                                                            Total
                                           Shares of             Additional                    Common       Stock-
                                             Common     Common    Paid-in     Accumulated      Stock       holders'
                                             Stock      Stock     Capital       Deficit      Subscribed     Equity
-------------------------------------------------------------------------------------------------------------------
       Balance, October 31, 1995
        (audited)                          32,583,688   $4,379   $1,704,785   $(1,452,786)                $ 256,378

       Stock issued during the quarter
        in a regulation D offering          4,000,000      400      580,651                                 581,051


       Stock issued during the quarter
        in a regulation S offering            640,000       64       79,936                                  80,000

       Stock issued during the quarter
        for services                          304,000       30       35,470                                  35,500

       Common Stock Subscribed                                                                  231,600     231,600

       Loss for the three months ended
        January 31, 1996                            -        -            -      (199,238)                 (199,238)
                                           ----------  -------   ----------   -----------     ---------   ---------
       Balance, January 31, 1996           37,527,688   $4,873   $2,400,842   $(1,652,024)     $231,600   $ 990,291
                                           ==========  =======   ==========   ===========     =========   =========
-------------------------------------------------------------------------------------------------------------------

3.  Management's representations of interim financial information
    -------------------------------------------------------------

  These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature. The Company's results of operations for the three months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended October 31, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION AND RESULTS
         ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

PLAN OF OPERATION.

     The Company has completed the initial testing of its astaxanthin product and the specifications for this product have been approved by Svenska Fodor AB. The Company is currently working to increase production of astaxanthin to the levels required under its contract with Svenska Fodor AB and anticipates making its first shipment of product under the contract with Svenska Fodor AB in March 1996. The Company's production of astaxanthin is currently limited by the lack of a suitable process dryer. The Company expects to complete specifications and testing and commence operation of a small prototype process dryer in the first quarter. After a satisfactory testing of the prototype unit, the Company plans to lease or purchase a custom-built commercial process dryer designed to meet and exceed its manufacturing requirements under Svenska Fodor AB contract. The Company estimates a six month lead time for the manufacture and installation of the commercial dryer at a cost, if purchased rather than leased, of approximately $300,000.

     During the fiscal quarter ended January 31, 1996, the Company sold 4,640,000 shares of its Common Stock for $661,051 in two private placements. The Company also received subscriptions to purchase an additional 1,800,000 shares of Common Stock for $231,600 in another private placement. The Company will use the net proceeds from these offerings to provide working capital and to purchase or finance the acquisition of additional capital equipment. The Company believes that the net proceeds from these offerings will be sufficient to sustain the Company's operations for four to eight months depending upon the level of capital expenditures and the timing of receipt of any revenues under the contract with Svenska Fodor AB. In order to sustain operations and acquire the capital equipment necessary to expand the Company's business in accordance with its current business plan (including, but not limited to, acquisition of the commercial drying unit), the Company anticipates that it will be necessary to raise additional capital during the next six months.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
        -----------------

        None.

Item 2. Changes in Securities.
        ---------------------

        None.

Item 3. Defaults upon Senior Securities.
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        None.

Item 5. Other Information.
        -----------------

        None.

Item 6. Exhibits and Reports of Form 8-K.
        --------------------------------

               a)  Exhibits.  None.
                   --------

               b)  Reports on Form 8-K.  None.
                   -------------------

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AQUASEARCH, INC.



Dated:  March 13, 1996                         By:  /s/Tana Alcalay
                                                   -------------------------
                                                   Tana Alcalay, Secretary