Form 10QSB
period 1996-04-30
AQUASEARCH INC
filed 1996-06-14
CIK 837490

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

Mark one
   (X)                Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                           For Quarter Ended April 30, 1996

                                          or
   ( )               Transition Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                          Commission File Number 33-23460-LA

                                   AQUASEARCH, INC.
                -----------------------------------------------------
                 Exact Name of Registrant as Specified in its Charter

         Colorado                                               33-0034535
- ------------------------------                             ---------------------
State or Other Jurisdiction of                                 IRS Employer
Incorporation or Organization                              Identification Number


 73-4460 Queen Ka'ahumanu Highway Suite 110
            Kailua-Kona, Hawaii                                      96740
 -------------------------------------------                       --------
   Address of Principal Executive Offices                          Zip Code

                                    (808) 326-9301
                            ------------------------------
                            Registrant's Telephone Number,
                                 Including Area Code

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

The number of shares outstanding of Registrant's common stock, $0.0001 par value at April 30, 1996 was 39,419,688 shares.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                       CONTENTS


                                                                        Page

BALANCE SHEETS                                                          F-2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                              F-3

STATEMENTS OF CASH FLOWS                                                F-4

NOTES TO FINANCIAL STATEMENTS                                           F-5

                                   Aquasearch, Inc.
                           (a development stage enterprise)
                                    BALANCE SHEETS


                                                  April 30      October 31,
                                                    1996           1995
              ASSETS                             (Unaudited)     (Audited)
                                                 -----------    -----------
 CURRENT ASSETS
   Cash                                          $  266,427     $   27,208
   Stock subscriptions receivable                         -         35,000
   Accounts receivable                               11,348              -
   Prepaid expenses                                   7,449          9,177
   Other current assets                               4,653          2,535
                                                 ----------     ----------

     Total current assets                           289,877         73,920

 PLANT AND EQUIPMENT - AT COST
 Plant                                              463,639        408,219
 Other equipment                                     48,634          7,740
 Less accumulated depreciation                      (21,504)          (320)
                                                 ----------     ----------

     Net plant equipment                            490,769        415,639

 OTHER ASSETS
   Organization costs (net)                               -              -
                                                 ----------     ----------

       Total assets                              $  780,646     $  489,559
                                                 ----------     ----------
                                                 ----------     ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                              $   47,443     $  233,181
   Accounts payable - related parties                     -              -
   Deposits held                                          -              -
   Accrued payroll                                        -              -
   Accrued interest                                       -              -
   Deposits payable                                       -              -
                                                 ----------     ----------

     Total current liabilities                       47,443        233,181

 STOCKHOLDERS' EQUITY
   Common stock, $0.0001 par value,
   50,000,000 shares authorized                       5,063          4,379
   Additional paid-in capital                     2,639,202      1,704,785
   Common stock subscribed                                -              -
   Accumulated deficit                           (1,911,062)    (1,452,786)
                                                 ----------     ----------

     Total stockholders' equity (deficit)           733,203        256,378
                                                 ----------     ----------

       Total liabilities and
         stockholders' equity                    $  780,646     $  489,559
                                                 ----------     ----------
                                                 ----------     ----------

                                   Aquasearch, Inc.
                           (a development stage enterprise)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                        For the period     For the three     For the six      For the three       For the six
                                        From inception      months ended     months ended      months ended       months ended
                                       to April 30, 1996   April 30, 1996   April 30, 1996   January 31, 1995    April 30, 1995
                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                       -----------------   --------------   --------------   ----------------    --------------
OPERATIONS
Revenues                                  $      9,984      $      9,984      $      9,984      $          -      $          -

Cost of sales                                  238,574           137,545           238,574                 -                 -
Research and development costs                 444,165                 -                 -                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Total cost of sales and research costs         682,739           137,545           238,574                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Gross profit (loss)                           (672,755)         (127,561)         (228,590)                -                 -

General and administrative expenses          1,025,993           132,636           231,498            29,157            43,729
                                          ------------      ------------      ------------      ------------      ------------

Earnings (loss) from operations             (1,698,748)         (260,197)         (460,088)          (29,157)          (43,729)

OTHER INCOME (EXPENSE)
Interest                                       (12,244)                -                 -                 -                 -
Other                                            1,812             1,812             1,812                 -                 -
Investment in joint venture                   (147,096)                -                 -                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Total other income and (expense)              (157,528)            1,812             1,812                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Earnings (loss) before income taxes and
extraordinary item                          (1,856,276)         (258,385)         (458,276)          (29,157)          (43,729)

Extraordinary item - loss on write down
of assets to liquidation basis                 (14,502)                -                 -                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Earnings (loss) before income taxes         (1,870,778)         (258,385)         (458,276)          (29,157)          (43,729)

Federal and state income taxes                  (6,016)                -                 -                 -                 -
                                          ------------      ------------      ------------      ------------      ------------

Net income (loss)                           (1,876,794)         (258,385)         (458,276)          (29,157)          (43,729)

ACCUMULATED DEFICIT
BALANCE, BEGINNING OF PERIOD                   (34,268)       (1,652,677)       (1,452,786)       (1,178,545)       (1,163,973)
                                          ------------      ------------      ------------      ------------      ------------

Balance, end of period                    $ (1,911,062)     $ (1,911,062)     $ (1,911,062)     $ (1,207,702)     $ (1,207,702)
                                          ------------      ------------      ------------      ------------      ------------
                                          ------------      ------------      ------------      ------------      ------------

Loss per share                            $      (0.09)     $      (0.01)     $      (0.01)              Nil               Nil
                                          ------------      ------------      ------------      ------------      ------------
                                          ------------      ------------      ------------      ------------      ------------

Weighted average shares outstanding         22,000,000        38,000,000        35,000,000        23,463,313        23,463,313
                                          ------------      ------------      ------------      ------------      ------------
                                          ------------      ------------      ------------      ------------      ------------


                                   Aquasearch, Inc.
                           (a development stage enterprise)
                               STATEMENTS OF CASH FLOWS


                                                        For the period       For the six         For the six
                                                        From inception       months ended        months ended
                                                      to April 30, 1996     April 30, 1996      April 30, 1995
                                                         (unaudited)          (unaudited)         (unaudited)
                                                      -----------------     --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $ (1,876,794)       $   (458,276)       $    (43,729)
 Adjustments to reconcile net loss to net cash
 cash provided by operating activities:
 Amortization                                                   3,527                   -                   -
 Depreciation                                                  27,211              21,184                   -
 Expenses paid with stock and additional paid in capital      183,365                   -                   -
 Loss on write down of assets to liquidation basis              5,392                   -                   -
 Changes in:
 Accounts receivable                                          (11,348)            (11,348)
 Stock subscriptions receivable                                     -              35,000
 Prepaid expenses                                              (8,703)              1,728
 Other current assets                                          (4,653)             (2,118)              1,207
 Accounts payable                                                   -            (185,738)             (4,083)
                                                         ------------        ------------        ------------

 Cash used by operating activities                         (1,682,003)           (599,568)            (46,605)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                    (421,857)            (96,314)             (7,748)
                                                         ------------        ------------        ------------

 Cash used by investing activities                           (421,857)            (96,314)             (7,748)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                   2,438,641             954,048             171,000
 Increase in notes payable                                          -                   -                   -
 Offering costs                                               (68,409)            (18,947)             (4,421)
                                                         ------------        ------------        ------------

 Cash provided by financing activities                      2,370,232             935,101             166,579
                                                         ------------        ------------        ------------

Net increase in cash                                          266,372             239,219             112,226

Cash - beginning of period                                         55              27,208               1,213
                                                         ------------        ------------        ------------

Cash - end of period                                     $    266,427        $    266,427        $    113,439
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                               $      4,400        $          -        $        500
  Income taxes                                           $     12,244        $          -        $        800


                                   Aquasearch, Inc.
                           (A development stage enterprise)
                            NOTES TO FINANCIAL STATEMENTS
                              April 30, 1996 (Unaudited)



1.  RELATED PARTY TRANSACTIONS
    The Company uses office space provided by an officer of the Company. Monthly rent expense for this space is $380.

2.  COMMON STOCK AND STOCK PURCHASE WARRANTS
    As of April 30, 1996, there were 3,348,000 Class B warrants issued and outstanding. No Class B warrants were exercised during the three months ended April 30, 1996. The Class B warrants are exercisable at $1 per share. The exercise period for the Class B warrants will expire on September 15, 1996 unless extended by the Board of Directors.

    An analysis of the changes in stockholders' equity is as follows:


- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   TOTAL
                                        SHARES OF                   ADDITIONAL                                     STOCK-
                                         COMMON         COMMON       PAID-IN      ACCUMULATED      COMMON STOCK    HOLDERS'
DESCRIPTION                              STOCK          STOCK        CAPITAL        DEFICIT         SUBSCRIBED      EQUITY
- -----------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996
    (unaudited)                        37,527,688         $4,874     $2,400,842    $(1,652,677)       236,600       $989,639

Issuance of Common Stock
    (March, 1996, $.125 per
    share)                              1,852,000            185        231,415                      (231,600)             -

Offering costs                                                           (3,051)                                      (3,051)

Adjust stock subscribed                                                                                (5,000)        (5,000)

Issuance of Common Stock
    (April, 1996, $.25 per
    share)                                 40,000              4          9,996                                       10,000

Loss for the six months ended
    April 30, 1996                              -              -              -       (258,385)             -       (258,385)
                                       ----------     ----------     ----------     ----------     ----------     ----------

Balance, April 30, 1996                39,419,688         $5,063     $2,639,202    $(1,911,062)             -       $733,203
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------     ----------
- -----------------------------------------------------------------------------------------------------------------------------


3.  MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION
    These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

The following Plan of Operation contains certain forward-looking information. These statements involve certain risks and uncertainties. The Company's performance could differ materially from the results anticipated in these forward-looking statements as a result of various events and circumstances, some of which may be unanticipated at this time.

The Company completed the installation of a prototype process dryer in February and placed the unit in operation in March. Management is currently evaluating the performance of the prototype unit prior to purchasing or leasing a custom-built commercial process dryer to meet the Company's anticipated manufacturing requirements. The Company estimates a six-month lead time for the manufacture and installation of the commercial process dryer at a cost, if purchased rather than leased, of approximately $300,000. Initial results from the use of the prototype unit have been positive.

In March and April, the Company made the first commercial shipments of its astaxanthin microalgae product to Svenska Foder AB under the Company's Supply Agreement with Svenska Foder AB.

At the end of April, production yields declined due to difficulties in controlling cultivation conditions. The Company believes the cause of these difficulties has been identified and corrected and that this will not impair its ability to meet production schedules under the Svenska Foder AB Supply Agreement. The Company has previously experienced, and expects to continue to experience, fluctuations in its production yields due to the risks inherent in developing and scaling-up its microalgae production technology.

Operating expenses in the fiscal quarter ended April 30, 1996 increased primarily due to the hiring of additional production technicians and increased legal and consulting fees. The increase in staff was made in anticipation of the execution of a new distribution and development agreement with Cultor, Ltd. (the "Cultor Agreement"), which was announced on May 14, 1996. The increase in legal expense was primarily due to the first quarter closing of two private placements of equity securities and activity related to the Company's existing patent applications. The increase in consultant fees was primarily attributable to services rendered in production-related research and public relations.

The Cultor Agreement will require the Company to significantly increase its manufacturing capacity and processes over the next few years. Management plans to award a design and engineering contract for construction of a new manufacturing facility in the third fiscal quarter, with construction scheduled to commence in calendar 1997. The scale-up of the Company's manufacturing capacity and processes will place significant additional responsibilities upon management; require significant additional capital; and require additional scientific, technical and manufacturing expertise. Although there can be no assurances that the Company will be successful in meeting these challenges, management is in the process of securing the necessary expertise and resources to accomplish them.

The Company anticipates increasing its research and development activities in the second half of calendar 1996 in order to develop future microalgae products.

In order to sustain operations, acquire necessary capital equipment, expand its manufacturing capacity and fund its research and development activities, it will be necessary for the Company to raise additional capital during the next few months. The Company plans to raise this additional capital through one or more public or private offerings of debt or equity securities, or a combination thereof.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

    None.

Item 2.  CHANGES IN SECURITIES.

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

Item 5.  OTHER INFORMATION.

    None.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K.

              a)  EXHIBITS.  None.

              b)  REPORTS ON FORM 8-K.  None.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AQUASEARCH, INC.



Dated: June 14, 1996                   By:  /s/ Mark E. Huntley
                                              ---------------
                                         Mark E. Huntley,
                                         President and Chief Executive Officer