Form 10QSB
period 1996-07-31
AQUASEARCH INC
filed 1996-09-23
CIK 837490

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

Mark one
  (X)              Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended July 31, 1996

                                       or
  (   )            Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number 33-23460-LA

                                AQUASEARCH, INC.
             (Exact name of Registrant as specified in its charter)

                                   ----------

              Colorado                            33-0034535
    (State or other jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)          Identification Number)

                                   ----------

                         4350 EXECUTIVE DRIVE, SUITE 246
                          SAN DIEGO, CALIFORNIA  92128
                                 (800) 471-0711
   (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

                                   ----------

                                 Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last
Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                   ----      ----


The number of shares outstanding of Registrant's common stock, $0.0001 par value at July 31, 1996 was 39,410,488 shares.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                    CONTENTS

                                                               Page

BALANCE SHEETS                                                  F-2

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                      F-3

STATEMENTS OF CASH FLOWS                                        F-4

NOTES TO FINANCIAL STATEMENTS                                   F-5

                                      Aquasearch, Inc.
                             (a development stage enterprise)
                                       BALANCE SHEETS


                                                          JULY 31,         OCTOBER 31,
                                                            1996              1995
                                                        (UNAUDITED)         (AUDITED)
                                                        -----------        -----------
                          ASSETS
CURRENT ASSETS
     Cash                                               $    46,464        $     27,208
     Stock subscriptions receivable                              --              35,000
     Accounts receivable                                         --                  --
     Prepaid expenses                                        10,013               9,177
     Other current assets                                     4,348               2,535
                                                        -----------        ------------
          Total current assets                               60,825              73,920

PLANT AND EQUIPMENT - AT COST
     Plant                                                  569,235             408,219
     Other equipment                                         54,055               7,740
     Less accumulated depreciation                          (21,343)               (320)

           Net plant equipment                              601,947             415,639

OTHER ASSETS
     Organization costs (net)                                    --                  --
                                                        -----------        ------------
          Total assets                                  $   662,772        $    489,559
                                                        -----------        ------------
                                                        -----------        ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $  239,862        $    233,181
     Accounts payable - related parties                          --                  --
     Deposits held                                               --                  --
     Accrued expenses                                        46,755                  --
     Deposits payable                                            --                  --
                                                        -----------        ------------
          Total current liabilities                         286,617             233,181

STOCKHOLDERS' EQUITY
     Common Stock, $0.0001 par value, 50,000,000
       shares authorized                                      5,063               4,379
     Additional paid-in capital                           2,617,202           1,704,785
     Common stock subscribed                                     --                  --
     Accumulated deficit                                 (2,246,110)         (1,452,786)
                                                        -----------        ------------


          Total stockholders' equity (deficit)              376,155             256,378

          Total liabilities and stockholders' equity        662,772        $    489,559
                                                        -----------        ------------
                                                        -----------        ------------


                                Aquasearch, Inc.
                       (a development stage enterprise)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                                      For the                      For the
                                      For the          three        For the          three          For the
                                     period From      months      nine months       months        nine months
                                    inception to      ended          ended           ended           ended
                                    July 31, 1996  July 31, 1996  July 31, 1996   July 31, 1995  July 31, 1995
                                     (unaudited)    (unaudited)    (unaudited)     (unaudited)    (unaudited)
                                    -------------  -------------  -------------  --------------  -------------
OPERATIONS
Revenues                            $    10,000     $       16     $   10,000     $       --     $       --

Cost of sales                            28,144         28,144         28,144             --             --
Research and development costs          939,048        184,973        494,883         17,057         17,057
                                    ------------   ------------   ------------   ------------   ------------

  Total cost of sales and
   research costs                       967,192        213,117        523,027         17,057         17,057
                                    ------------   ------------   ------------   ------------   ------------

Gross profit (loss)                    (957,192)      (213,101)      (513,017)       (17,057)       (17,057)

General and administrative expenses   1,077,063        122,407        282,568         56,035         99,764
                                    ------------   ------------   ------------   ------------   ------------

Earnings (loss) from operations      (2,034,255)      (335,508)      (795,595)       (73,092)      (116,821)

OTHER INCOME (EXPENSE)
Interest income                           2,484            673          2,484             --             --
Interest expense                        (12,244)            --             --             --             --
Other                                        --             --             --             --             --
Investment in joint venture            (147,096)            --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------

Total other income and (expense)       (156,856)           673          2,484             --             --
                                    ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income
taxes and extraordinary item         (2,191,111)      (334,835)      (793,111)       (73,092)      (116,821)

Extraordinary item - loss on write
 down of assets to liquidation basis    (14,502)            --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income
 taxes                               (2,205,613)      (334,835)      (793,111)       (73,092)      (116,821)

Federal and state income taxes           (6,229)          (213)          (213)            --             --
                                    ------------   ------------   ------------   ------------   ------------
Net income (loss)                    (2,211,842)      (335,048)      (793,324)       (73,092)      (116,821)

ACCUMULATED DEFICIT

Balance, beginning of period            (34,268)    (1,911,062)    (1,452,786)    (1,207,702)    (1,163,973)
                                    ------------   ------------   ------------   ------------   ------------

Balance, end of period              $(2,246,110)   $(2,246,110)   $(2,246,110)   $(1,280,794)   $(1,280,794)
                                    ------------   ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------   ------------
Loss per share                      $      (0.10)  $     (0.01)   $     (0.02)           Nil            Nil
                                    ------------   ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------   ------------
Weighted average shares
  outstanding                        22,000,000     38,000,000     35,000,000     23,463,313     23,463,313
                                    ------------   ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------   ------------

                                                         F-3

                                    Aquasearch, Inc.
                           (a development stage enterprise)
                               STATEMENTS OF CASH FLOWS

                                                        For the period        For the nine         For the nine
                                                        From inception        months ended         months ended
                                                       to July 31, 1996       July 31, 1996        July 31, 1995
                                                         (unaudited)           (unaudited)          (unaudited)
                                                       ----------------       -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                $ (2,211,842)       $   (793,324)        $   (116,821)
  Adjustments to reconcile net loss to net cash
    cash provided by operating activities:
      Amortization                                               3,527                  --                   --
      Depreciation                                              27,050              21,023                   --
      Expenses paid with stock and additional paid
       in capital                                              183,365                  --                   --
      Loss on write down of assets to liquidation basis          5,392                  --                   --
      Changes in:
       Accounts receivable                                          --                  --
       Stock subscriptions receivable                           35,000              35,000                   --
       Prepaid expenses                                        (10,013)               (836)                  --
       Other current assets                                     (4,348)             (1,813)               1,207
       Accounts payable and accrued expenses                   239,174              53,436                8,072
                                                          ------------        ------------         ------------

    Cash used by operating activities                       (1,732,695)           (686,514)            (107,542)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                    (569,128)           (207,331)             (69,604)
                                                          ------------        ------------         ------------

      Cash used by investing activities                       (569,128)           (207,331)             (69,604)

CASH FLOWS FORM FINANCING ACTIVITIES
  Issuance of common stock                                   2,438,641             954,048              281,000
  Increase in notes payable                                         --                  --                   --
  Offering costs                                               (90,409)            (40,947)              (4,421)
                                                          ------------        ------------         ------------

    Cash provided by financing activities                    2,348,232             913,101              276,579
                                                          ------------        ------------         ------------

    Net increase in cash                                        46,409              19,256               99,433

    Cash - beginning of period                                      55              27,208                1,213
                                                          ------------        ------------         ------------

    Cash - end of period                                    $   46,464        $     46,464         $    100,646
                                                          ------------        ------------         ------------
                                                          ------------        ------------         ------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                 $     4,400        $         --         $        500
                                                          ------------        ------------         ------------
                                                          ------------        ------------         ------------
  Income taxes                                             $    12,457        $        213         $        800
                                                          ------------        ------------         ------------
                                                          ------------        ------------         ------------



                                Aquasearch, Inc.
                        (A development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                            July 31, 1996 (Unaudited)


1.   RELATED PARTY TRANSACTIONS

     The Company uses office space provided by an officer of the Company. Monthly rent expense for this space is $380.

2.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of July 31, 1996, there were 3,348,000 Class B warrants issued and outstanding. No Class B warrants were exercised during the three months ended July 31, 1996. The Class B warrants are exercisable at $1 per share. The exercise period for the Class B warrants will expire on September 15, 1996 unless extended by the Board of Directors.

     An analysis of the changes in stockholders' equity is as follows:

- ---------------------------------------------------------------------------------------------------------------
                                                                                                     TOTAL
                           SHARES OF                   ADDITIONAL                                    STOCK-
                            COMMON          COMMON      PAID-IN      ACCUMULATED   COMMON STOCK     HOLDERS'
DESCRIPTION                  STOCK          STOCK       CAPITAL        DEFICIT      SUBSCRIBED       EQUITY
- ---------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996   39,410,488        $5,063     $2,639,202    $(1,911,062)          --       $ 733,203
  (unaudited)

Offering costs                                            (22,000)                                    (22,000)

Loss for the three
  months ended
  July 31, 1996                   --           --             --        (335,048)          --        (335,048)
                          ----------       ------     ----------     -----------      -------       ---------
- ---------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996    39,410,488       $5,063     $2,617,202     $(2,246,110)          --       $ 376,155
                          ----------       ------     ----------     -----------      -------       ---------
                          ----------       ------     ----------     -----------      -------       ---------
- ---------------------------------------------------------------------------------------------------------------

3.   MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

     These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

4.   RECLASSIFICATIONS

     During the quarter the Company reevaluated the progress of its research and development program and determined that further research and development was needed before it could emerge from development stage activities. Accordingly, various expenses have been reclassified to reflect this determination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS AND OPERATIONS, INCLUDING STATEMENTS ABOUT FUTURE PRODUCTION OF ITS NATURAL ASTAXANTHIN AND OTHER PIGMENTS FROM MICROALGAE. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER DUE TO A VARIETY OF FACTORS SET FORTH HEREIN AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


PLAN OF OPERATION:

General

Aquasearch has been engaged, since its inception in 1989, in the development of proprietary, cost-effective, photobioreactor technology for the industrial cultivation of microalgae, and in research and development of products derived from microalgae. In 1994, the Company initiated discussions with Cultor Ltd, a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into an agreement with Svenska Foder AB, a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder agreement has a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility. In the preceding quarter, ending April 30, 1996, the Company realized its first revenue from the sale of its natural astaxanthin to Svenska Foder.

In the current quarter, ending July 31, 1996, the Company experienced two significant developments.

First, on May 14, 1996 the Company entered into a three-year Distribution and Development Agreement with Cultor, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition, and Cultor will act, on an exclusive worldwide basis, to market, sell, and distribute Aquasearch's natural astaxanthin for the same purpose. Production targets under the Cultor Distribution and Development Agreement are 40 kilograms per month at the end of the first year and 120 kilograms per month at the end of the second year. The world price for astaxanthin is presently approximately $2,500 per kilogram. In order to meet the agreed production targets, the Company must significantly expand and improve its production facilities within the next eighteen months, which will involve certain risks and uncertainties.

Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling astaxanthin derived from microalgae in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility currently scheduled to be constructed in 1997 in return for its 50% stake in the new company and Cultor would contribute cash equivalent to the replacement value of the ten-acre facility in return for its 50% stake. Under the Agreement, Cultor also has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing its stake to 75%) for cash based either on a pro-rata share of the assets contributed by Aquasearch or on a formula that may have greater value to Aquasearch, whichever is greatest. Aquasearch will license certain technology to the new company to make, use and sell natural astaxanthin derived from microalgae for use in the field of animal feed and animal nutrition; Aquasearch will retain the right to make, use and sell astaxanthin derived from microalgae for all other applications.

On July 30, 1996, the Company was awarded U.S. patent Number 5,541,056 for a "Method of control of microorganism growth process," which claims in particular certain processes that operate in its proprietary, closed-system photobioreactor system, the Aquasearch Growth Module. The Company's U.S. filing was made under provisions of the Patent Cooperation Treaty, and the Company intends to pursue international patents accordingly.

The Company believes that strategic alliances, patent applications, and licenses for the use of its patents will continue to be important parts of its business strategy. There can be no assurance that the Company will be able to maintain existing corporate partner relationships, enter into future relationships, or develop additional proprietary technology, or that any such relationships or patent applications will be successful.

Aquasearch has incurred net losses in each year since its inception. At July 31, 1996, the Company's accumulated deficit was $2,211,842. Aquasearch expects its annual losses to continue, and possibly increase for at least the next two years as it expands and develops the physical plant facilities required to increase its production capacity for microalgae rich in astaxanthin, and initiates research and development on additional products from microalgae. In addition, the Company anticipates quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of astaxanthin-related revenues, the costs of developing additional products from microalgae, and the time required for the introduction of any new products to certain markets.

The Company believes that it has sufficient time to construct new production facilities that will allow it to meet its target production of astaxanthin under the Cultor Distribution and Development Agreement. As a result of a nationwide bidding process, Aquasearch has retained the engineering firm, Harris Group, of Seattle, Washington to design and engineer its expansion facilities. At July 31, 1996, Harris Group had completed a majority of its design work for the Company's intermediate expansion from one acre to five acres. Construction of expanded production facilities is anticipated to begin in late calendar 1996 and is expected to take approximately four to six months.

The construction of these expanded facilities is dependent upon a broad variety of contractors and subcontractors, availability of supplies, equipment, and the availability of requisite capital. While the Company has plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

Aquasearch intends, during the coming year, to begin to focus its research and development activities not only in the area of working jointly with Cultor to further develop its natural astaxanthin product, but also to initiate the development of new products from microalgae, particularly natural pigments. The Company believes it has identified several markets in which additional pigments from microalgae might be sold, and, based on industry sources, the Company estimates that the value of these markets could be significantly larger than the current market for astaxanthin. To finance new product development, the Company intends not only to rely on whatever internal resources may be at its disposal, but also to compete for state and federal grants under such programs for which it may be eligible. Sources of financing for product development are subject to variety of factors over which the Company has no control, and no assurances can be made that such funds will become available or that their application will necessarily result in new products with accessible markets.

Following the execution of the Svenska Foder Supply Agreement, the Cultor Distribution and Development Agreement, and the issuance of its recent U.S. patent, the Company believes it has commenced the transition toward becoming a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems.


RESULTS OF OPERATIONS - COMPARISON OF QUARTER AND 9 MONTHS ENDED JULY 31, 1995 AND 1996

Revenues for the nine-month period ended July 31, 1996 were $10,000, up over no revenues for the 9 months ended for the same period in 1995. This increase was due to the Company's first shipment of product under its Supply Agreement to Svenska Foder. No revenues were generated during the quarter, due to certain difficulties experienced in the Company's production process that limited production to a rate insufficient to meet the full supply targets for Svenska Foder. Svenska Foder requested the Company to resume shipments after full production levels were attained. Furthermore, Cultor and Aquasearch agreed to commit near-term production substantially to the purpose of conducting product development trials; initial trials indicated the Company's product to be equivalent in efficacy to competing sources of astaxanthin, but the goal of these new trials is to render the Company's astaxanthin product superior to competing products. The Aquasearch
Scientific Advisory Board convened in late May and again in late July to review the Company's production procedures and to recommend actions that would improve productivity. The Scientific Advisory Board, in conjunction with the Company's engineers, have recommended certain improvements in hardware and procedures that are designed to effect such increases in production; it is the Company's intention to implement such improvements within the next 2-4 months.

The Company believes that revenues from its production of astaxanthin derived from microalgae will increase slowly during the next year, and will attain in a timely manner the production targets set under the Cultor Distribution and Development Agreement. At the same time, Aquasearch believes that substantial increases in productivity are not likely to occur within the first six months of this period due to anticipated interruptions caused by construction of its expansion facility and the retrofitting and upgrading of certain parts of its current production system.

Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $177,826, or more than ten-fold, during the nine month period ending July 31, 1996 compared to the same period in 1995, with most of the increase ($167,916) occurring during the third quarter.

General and administrative expenses increased $66,372, or 21.8%, in the third quarter of 1996 and $1 82,799, or 28.3%, during the nine months ended July 31, 1996 over the third quarter and the nine months ended July 31, 1995, respectively. These increases reflect the fact that, during a large part of comparable periods in 1995 the Company had not yet even begun to construct its current research and development/production facility, and had as yet hired no full time administrative personnel. Additional parts of the increase in the third quarter of 1996 reflect the hiring of additional administrative personnel, including a Chief Financial Officer and an investor relations specialist, the formation and convening of the Company's Scientific Advisory Board, increases in the costs of maintaining patent applications, the retention of the engineering firm of Harris Group to design and engineer the Company's expansion plant, and other corporate overhead costs. Other income of $673 during the quarter, and $2,484 during the nine months ended July 31, 1996 was up over zero, based on interest income, for comparable periods in 1995.

Net loss for the third quarter was $335,048, or $0.01 per share, compared to a net loss of $73,092, or $0.004 per share, for the same period in 1995. This increased loss resulted primarily from research and development and general and administrative costs incurred as a result of the Company's expanded operations. A net loss of $793,111, or $0.02 per share for the nine-month period ended
July 31, 1996, was an increase from a net loss of $116,821, or $0.006 per share, for the same period in 1995. This increase reflects the same increase in operating activities between the two years.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $19,256 in the first nine months of 1996 resulting in a cash balance of $46,464 at July 31, 1996. Purchase of fixed assets of $111,017 were made in the third quarter, primarily to upgrade certain aspects of the Company's equipment and production systems, bringing the Company's plant and equipment assets to $601,947, and total assets to $662,772, which represents an increase of $173,213, or 35.4%, during the nine months ended July 31, 1996.

Aquasearch expects additional capital expenditures as a result of its plans to expand and upgrade its present production facility from a one-acre to a five-acre production facility. Furthermore, the Company expects additional expenditures as a result of its plans to undertake research and development of new pigment products from microalgae. Aquasearch anticipates that the largest portion of its future capital needs will be dedicated to expanding production capability in order to meet its contractual obligations under the Cultor Distribution and Development Agreement. In addition, the Company anticipates a requirement for additional capital, the exact amount of which will depend upon a variety of factors that may include: the further optimization of production processes; the time and costs related to construction of its expanded production facilities, the availability of materials, supplies, equipment and contractors with appropriate expertise, the costs involved in research and development of additional products; the costs required for filing, protecting and enforcing patents and other intellectual property rights; the costs of commercializing its products; the time and costs associated with the pursuit of state and federal research and development grants; and the extent to which the Company is successful in forming other strategic alliances, joint ventures or partnerships for the sales and distribution of its products. The Company anticipates additional modifications to its production hardware and processes both before and during any expansion; the extent of such modifications cannot be predicted.

The Company believes that its existing capital resources, and an additional infusion of $200,000 from Cultor to be transferred to Aquasearch upon shareholder approval of the Cultor Distribution and Development Agreement, anticipated in the fourth quarter of 1996, are sufficient for continued operations through the next quarter. Aquasearch plans to secure the capital necessary to expand and continue its operations throughout fiscal 1997 from the following potential sources: government contracts and grants, product sales, license agreements and equity or debt financing. Although the Company believes that it will be able to raise the necessary capital from these sources over the next six months, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

  None.

Item 2.   CHANGES IN SECURITIES.

  None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

  None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

Item 5.   OTHER INFORMATION.

  None.

Item 6.   EXHIBITS AND REPORTS OF FORM 8-K.

     a)  EXHIBITS.  None.

     b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K during the quarter ended July 31, 1996 that described the Cultor Distribution and Development Agreement and the Cultor Stock Subscription Agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                         AQUASEARCH, INC.



Dated:  SEPTEMBER 19, 1996         By:  /S/ MARK E. HUNTLEY, PH.D.
      -----------------------         ------------------------------------
                                      Mark E. Huntley, Ph.D.
                                      President and Chief Executive Officer