Form 10KSB40
period 1996-10-31
AQUASEARCH INC
filed 1997-05-19
CIK 837490

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR                   COMMISSION FILE
         ENDED OCTOBER 31, 1996                NUMBER: 33-23460-LA

                               AQUASEARCH, INC.
             (Exact name of Registrant as specified in its charter)

              COLORADO                             33-0034535
      (State of Incorporation)                   (I.R.S. Employer
                                                Identification No.)

                      73-4460 QUEEN KA'AHUMANU HIGHWAY
                                 SUITE 110
                         KAILUA-KONA, HAWAII 96740
                              (808) 326-9301
           (Address and telephone of principal executive offices)

     Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether issuer (1) has filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days [ X ] Yes [   ] No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Registrant's revenues for its most recent fiscal year: $10,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $15,515,146 as of October 31, 1996.

     The number of shares outstanding of each of issuer's classes of common equity, as of October 31, 1996, was 40,829,331 shares of Common Stock, $0.0001 par value.

               Documents Incorporated by Reference:  None

                Transitional Small Business Disclosure
                Format (check one):  [   ] Yes     [X] No

                               PART I

THIS ANNUAL REPORT ON FORM 10-KSB (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "PART II,
ITEM 6, MANAGEMENT'S PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "PART II, ITEM 6, MANAGEMENT'S PLAN OF OPERATION-FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Aquasearch, Inc. ("Aquasearch" or the "Company") is a development stage company that is developing a proprietary, photosynthetic, closed-system known as the Aquasearch Growth Module (the "AGM") to cultivate microalgae. The Company was founded in February 1988 as a Colorado corporation and acquired all the assets of Aquasearch, Inc., a California corporation, in May 1988 in a stock-for-stock exchange. The Company commenced operations in Borrego Springs, California and developed its first prototype of the AGM in the summer of 1988. During the period from the summer of 1988 until March 1993, the Company conducted additional research and development to refine its production technology.

     In March 1993, the Company formed a joint venture company with Cyanotech Corporation ("Cyanotech"), an unaffiliated producer of microalgae, to produce astaxanthin-rich microalgae. Aquasearch contributed approximately $147,000 in capital to the joint venture company and licensed its AGM technology to the joint venture company. Cyanotech contributed approximately $15,000 in capital to the joint venture company and made available its facilities and personnel at the Hawaii Ocean Science and Technology ("HOST") Business Park at Keahole Point, Kailua-Kona, Hawaii. AGMs were constructed in July 1993 which demonstrated the economics of the production process and provided samples of astaxanthin-rich microalgae for analysis and trial applications.

     In the summer of 1994, Aquasearch initiated discussions with Cultor Ltd. ("Cultor") regarding the purchase of astaxanthin-rich microalgae. While awaiting a response from Cultor, Cyanotech elected to discontinue its participation in the joint venture company and the joint venture agreement was terminated by mutual consent in November 1994. The dissolution agreement provided that all intellectual property rights to the AGM technology reverted to Aquasearch.

     In December 1994, Cultor initiated a series of feeding trials with farmed salmon using astaxanthin-rich microalgae produced by the Company.

     In April 1995, the Company leased a half-acre site within the HOST Business Park and began construction of a small research and development facility capable of producing small amounts of microalgae containing astaxanthin for marketing purposes. This half-acre facility, comprised of AGMs and an operating laboratory, was completed in June 1995.

     In July 1995, the Company entered into a Supply Agreement (the "Svenska Foder Supply Agreement") with Svenska Foder ("Svenska Foder"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as the exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. In December 1996, Cultor sold its majority stake in Svenska Foder and acquired all of Svenska's Foder rights in the Svenska Foder Supply Agreement.

     In July 1995, the Company leased additional space in the HOST Business Park to expand its half-acre research and development facility to a one-acre research and development/production facility. Construction of the one-acre research and development/production facility was completed in October 1995.

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement") pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described below under the caption "Corporate Partner Relationships - Cultor."

     The Company believes that strategic relationships and collaborations will continue to be an important part of its business strategy. There can be no assurance that the Company will be able to maintain existing corporate partner relationships, enter into future relationships to develop additional applications for natural astaxanthin or to develop new microalgae products or that any such relationships will be successful.

SUMMARY DESCRIPTION OF BUSINESS

     Aquasearch develops and commercializes natural products from microalgae using its proprietary, photosynthetic, closed-system technology known as the AGM. Microalgae are a diverse group of over 30,000 species of microscopic plants that have a wide range of physiological and biochemical characteristics. Microalgae produce many different and unusual fats, sugars, proteins, amino acids, vitamins, enzymes, pigments and other bioactive compounds that have existing and potential commercial applications in such fields as animal and human nutrition, food colorings, cosmetics, diagnostic products, pharmaceuticals, research grade chemicals, pigments and dyes. Microalgae grow ten times faster than the fastest growing land-based crops and represent a largely unexploited and renewable natural resource with a biodiversity comparable to that of land-based plants.

     Aquasearch believes that its AGM platform technology can be used to cultivate hundreds of species of microalgae. The AGM utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates. Aquasearch believes that the AGM offers significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to economically cultivate hundreds of microalgal species at commercial scale that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that the AGM compares favorably with other known closed systems with respect to both capital and operating costs. Notwithstanding these perceived advantages of the Company's technology, the production of various species of microalgae on a commercial scale involves various risks and uncertainties.

     Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from HAEMATOCOCCUS PLUVIALIS, a freshwater microalga. The primary market for astaxanthin currently is aquaculture. According to the most recent published data available from the Food and Agricultural Organization of the United Nations (the "UN-FAO"), the global aquaculture market steadily doubled in value from $13 billion in 1985 to $26 billion in 1990, and is projected to grow to more than $50 billion by the year 2000. UN-FAO data also indicates that farmed salmon and shrimp (the fastest and fourth fastest growing aquaculture products) will account for more than half the total value of world aquaculture production by the year 2000. Free swimming salmon and shrimp acquire pink flesh from natural astaxanthin contained in microalgae and other species ingested in the wild. Farmed salmon and shrimp, however, currently acquire pink flesh only from the addition of synthetic astaxanthin (or a less effective substitute product) to their feed. The world market for astaxanthin in aquaculture is estimated to be approximately $125 million in 1996, and continued growth is expected.

     Aquasearch believes it is the first company to develop technology to produce commercial quantities of natural astaxanthin from microalgae at economically viable production costs. The world market for astaxanthin is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of its synthetic astaxanthin product (which is derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. Aquasearch's natural astaxanthin product will compete directly with Hoffman-LaRoche's synthetic astaxanthin product. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of Aquasearch's natural astaxanthin product.

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition.
The terms of the Cultor Distribution and Development Agreement are more fully described below under the caption "Corporate Partner Relationships - Cultor."

INDUSTRY BACKGROUND

     Microalgae have the following properties that make their commercial production attractive: (i) microalgae grow ten times faster than sugar cane, the fastest growing land-based crop (which makes it possible to harvest new crops every two to three days utilizing optimal culture and processing technologies), (ii) microalgae have a uniform cell structure with no bark, stems, branches or leaves (which permits easier extraction of products and higher utilization of cells and makes it practical to manipulate and control growing conditions in order to optimize particular cell characteristics),
(iii) microalgae naturally produce many different and unusual fats, sugars, proteins, amino acids, vitamins, enzymes, pigments and other bioactive compounds and (iv) the raw materials required for microalgae growth are abundant and include sunlight, carbon dioxide and nitrogen.

     Existing and potential commercial applications for microalgae include animal and human nutrition, natural food colorings, cosmetics ingredients and colorings, diagnostic products, pharmaceuticals, research grade chemicals and pigments and dyes. The largest volume of microalgae products produced today are algae used as human food and nutritional supplements. These include forms of SPIRULINA spp., CHLORELLA spp., lake grown blue green algae (APHANIZOMENON FLOS-AQUAE) and natural beta carotene from DUNALIELLA SALINA. These microalgae food supplements contain, in varying degrees, highly absorbable sources of phytonutrients including mixed carotenoids, B vitamins, GLA, protein and essential amino acids. Emerging commercial applications for microalgae include products for drug design, pharmaceuticals and diagnostics.
 One company has developed an infant formula ingredient from microbial oils enriched with microbial fatty acid components derived from microalgae and fungi that may be linked to the development and function of the human brain and retina.

      Although many potentially valuable compounds have been identified in microalgae, until recently there was no technology to provide for cost effective production of multiple species of microalgae in commercial quantities. To the Company's knowledge, and with the exception of the infant formula product, substantially all other commercial quantities of microalgae products are currently produced in open pond environments with microalgae species that thrive in harsh environments which eliminate or neutralize competing species, predators and contaminants. These few species, such as SPIRULINA spp.,

CHLORELLA spp., and DUNALIELLA SALINA require a medium for growth characterized by either an extremely high salinity or pharmaceuticals or another chemistry that is hostile to most competing species, predators and contaminants. Accordingly, the problem of contamination is drastically reduced in such abnormal environments, as is the number of microalgae species that can be produced.

     Commercial cultivation of the other three principal groups of microbes -- bacteria, yeasts and fungi -- is currently accomplished in closed, controlled bioreactors (fermentors), and provides the basis for multi-billion dollar industries (such as pharmaceuticals) based on natural products produced by these microbes. The Company believes that microalgae are the only major group of microbes that are not currently widely cultivated in closed, controlled cultivation systems and that such closed systems are essential for commercial exploitation of the estimated 30,000 species of microalgae.

THE AQUASEARCH SOLUTION

     Aquasearch has designed, developed and implemented proprietary production technologies, systems and processes that provide a controlled environment for the principal conditions required to optimize and maintain microalgae growth. This technology includes the AGM, which is a closed-system, photosynthetic, bioreactor, that utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pharmaceuticals, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates. To date, the AGM has produced at least a doubling of growth rate in tested species compared with conventional open pond technology. Equally important, the AGM is a closed, sterile, controlled, photosynthetic system that protects the cultured microalgal species from many bacteria and other microbial contaminants that frequently destroy them in conventional open pond systems.

     As a result, the AGM enables the continuous growth and harvesting of microalgae for periods of weeks or months without re-inoculation, thus enabling a semi-batch continuous production cycle. The specific processes and controlled conditions are designed to meet the unique requirements of each microalgal species. To date, Aquasearch has conducted experiments on five different microalgal species, each with significantly different optimal growth environments. In each case, the AGM has provided a stable environment that fostered sustained continuous growth. Based on these preliminary studies, the Company believes that the AGM can be used to cultivate hundreds of species of microalgae.

     The Company has also designed, developed and implemented proprietary harvesting technologies, systems and processes for the production of microalgae that it believes provide significant competitive advantages over traditional microalgae production techniques.

     Aquasearch believes that the capital costs of operating the AGM compares favorably with other known closed, cultivation systems, thus reducing the Company's costs of production and potentially expanding the number of microalgae species that can be commercially exploited.

     Notwithstanding these perceived advantages of the Company's technology, the production of certain species of microalgae on a commercial scale involves many significant risks and uncertainties.

     The Company believes that the location of its research and development and production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii is an important competitive advantage. Aquasearch believes that the combination of consistent warm temperatures, abundant sunlight, low rainfall and the provision of cold, clean deep seawater at this facility makes this a favorable location to economically cultivate microalgae on a large scale year round. The Company believes that, in contrast to its facility (and others in the HOST Business Park and elsewhere in Hawaii), other microalgae production facilities located in areas lacking these characteristics are likely to be subject to significantly higher costs of production and fewer production days per year.

     At the HOST Business Park, Aquasearch has access to cold, clean deep seawater that is pumped up from a depth of 2,000 feet. This seawater is used as a means of controlling the temperature of the AGM and may be used by Aquasearch as a source of nutrients for culture of marine microalgae. Additionally, Aquasearch's facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and immediately adjacent to an international airport.

     The concentration of the Company's existing and planned production capacity in the HOST Business Park (as well as any other production sites on the Big Island of Hawaii) involves certain risks and uncertainties relating to potential natural disasters such as volcanic eruptions, earthquakes, tidal waves, hurricanes and related matters indigenous to Hawaii.

AQUASEARCH'S STRATEGY

     The Company's objective is to become the leader in cost effective cultivation technology to produce natural products from microalgae. The Company's strategies to achieve this goal may be summarized as follows:

     - BUILD SIGNIFICANT MARKET SHARE IN THE ASTAXANTHIN MARKET. Aquasearch intends to build upon its position as one of the first producers of commercial quantities of natural astaxanthin from microalgae. Through its collaboration with Cultor, Aquasearch's products will gain faster access to the world market than would have been possible if Aquasearch had attempted to build its own marketing and distribution channel first. The Company believes that the combination of its microalgae cultivation technology and expertise with Cultor's animal feed and animal nutrition research and development capabilities and worldwide sales, marketing and distribution network is an important competitive advantage. Aquasearch plans to independently develop and/or collaborate with Cultor and other corporate partners with respect to the development of additional applications for its natural astaxanthin product.

     - CONTINUALLY IMPROVE AND ENHANCE ITS CORE PLATFORM TECHNOLOGY. Aquasearch has developed proprietary, microalgae cultivation and harvesting technologies and processes that it believes provide it with a significant competitive advantage over other known cultivation technologies. Aquasearch plans to continue to improve upon its AGM technology and other technologies in order to improve yields of natural astaxanthin from HAEMATOCOCCUS PLUVIALIS and to develop additional products from other microalgae species.

     - DEVELOP OTHER COMMERCIAL PIGMENTS. Aquasearch plans to undertake additional research and development of potential commercial pigments from other species of microalgae. In particular, Aquasearch plans to determine whether canthaxanthin, another carotenoid pigment, can be derived cost-effectively from microalgae in commercial quantities. Synthetic canthaxanthin is currently used in cakes, candy, soda and processed meats. The Company believes that the world market for synthetic canthaxanthin is currently approximately $200 million per year.

     - EXPAND STRATEGIC ALLIANCES. Aquasearch intends to develop new, and strengthen existing, relationships with companies interested in commercializing microalgae products. In particular, Aquasearch is targeting potential partners, like Cultor, that have greater research and development, scientific, technical, financial, marketing, sales and/or distribution resources than Aquasearch. The Company's primary objective in expanding relationships with these companies is to gain visibility into their product requirements in order further develop Aquasearch's technology and expand the markets for its existing and potential products.

     - DEVELOP PHARMACEUTICALS, COSMETICS AND OTHER APPLICATIONS. Aquasearch currently plans to conduct research and development of potential pharmaceutical, cosmetics and other applications from microalgae. Aquasearch intends to identify such potentially marketable compounds through the efforts of its existing technical staff, its Scientific Advisory Board and existing academic relationships with scientific institutes and universities such as Scripps Institute of Oceanography, University of California, San Diego; University of Hawaii at Manoa and the University of Southern Mississippi.

PRODUCTS AND POTENTIAL PRODUCTS

     The following discussion describes the Company's existing natural astaxanthin product and potential future products:

     EXISTING PRODUCT: ASTAXANTHIN

     Substantially all of Aquasearch's efforts to date have been focused on the development of its AGM technology and the initial production of natural astaxanthin derived from HAEMATOCOCCUS PLUVIALIS. The two primary markets for natural astaxanthin are currently aquaculture and poultry feed.

     AQUACULTURE. Astaxanthin is the red pigment that occurs in the natural diets of a number of marine species (including, but not limited to, salmon, shrimp, carp, trout, red sea bream, ornamental fish, lobsters and crabs) which provides the red coloring in their flesh or shells. In nature, astaxanthin, like other marine pigments, is produced only by microalgae and is then passed up the food chain. Farmed salmon, trout and shrimp do not obtain astaxanthin in non-pigmented commercial fish feed. The resulting salmon, trout and shrimp taste the same as pink salmon, trout and shrimp, but, due to consumer preference, fetch about half the price. (Studies have demonstrated that color is the most significant factor influencing consumer salmon purchases.) For this reason, fish farmers have an important incentive to add astaxanthin

(in synthetic or natural form) or an alternative product into their fish feed in order to increase the value of their produce.

      The aquaculture market for synthetic astaxanthin is currently estimated to be approximately $125 million per annum, and continued growth is expected. This market is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of synthetic astaxanthin at about $2,500 per kilogram for more than a decade. Aquasearch has entered into an exclusive distribution and development agreement with Cultor with respect to the production and distribution of Aquasearch's natural astaxanthin product derived from HAEMATOCOCCUS PLUVIALIS for use in animal feed and animal nutrition. Cultor owns Ewos, a Finnish company with production facilities worldwide, which Aquasearch believes currently sells approximately one-third of the world's salmon feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests conducted by Cultor. Aquasearch's natural astaxanthin product will compete directly with Hoffman-LaRoche's synthetic astaxanthin product in the aquaculture feed market. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of Aquasearch's natural astaxanthin product.

      POULTRY FEED. The amount of natural pigments ingested in the diet determines the hue of the egg yolks produced by poultry. For many years, poultry producers have added synthetic canthaxanthin -- a closely related pigment to astaxanthin -- and other natural pigments (such as marigolds) to livestock feeds in order to satisfy consumer preferences for various colored egg yolks. Recent legislation in Sweden, however, requires that all colorants added to animal feeds be derived from natural sources. This legislation prompted Svenska Foder, the largest poultry feed producer in Sweden (and, prior to December 1996, a subsidiary of Cultor), to seek out Aquasearch to provide natural astaxanthin as an alternative colorant for poultry feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests performed by Svenska Foder. In addition, recently published studies demonstrate that natural astaxanthin (as compared with synthetic astaxanthin) may have additional benefits with respect to fertility, weight gain, growth efficiency, survival and reduced susceptibility to disease in broiler chickens and layer hens. In December 1996, Cultor sold its majority interest in Svenska Foder to KKR, a Danish animal feeds company. In connection with this sale, Cultor acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

     OTHER POTENTIAL APPLICATIONS. Aquasearch intends to explore, independently and jointly with its corporate partners, additional applications of natural astaxanthin in the field of animal feed and animal nutrition and in other fields, such as human nutrition and food coloring. The Company believes that the potential market for astaxanthin in human health and nutrition is large. No assurance can be given that Aquasearch or any of its corporate partners will be successful in developing additional commercial applications for the Company's natural astaxanthin product.

     POTENTIAL PRODUCTS

     OTHER PIGMENTS FROM MICROALGAE. Using its AGM technology, Aquasearch has the capability of cultivating additional microalgal species rich in pigments. Microalgae contain the entire spectrum of colors found in aquatic environments, including more than 1,000 specific pigments. These pigments may be useful in other feeds for the aquaculture and animal feed markets. In addition, the Company believes that natural pigments found in microalgae can be substituted for synthetic pigments currently used in the food processing industry. For example, canthaxanthin is used widely in the food industry today for colorings in cakes, candy, soda and processed meats. The Company believes that the worldwide market for synthetic canthaxanthin is currently in excess of $200 million. Aquasearch is aware of a number of microalgal species which contain a high percentage of canthaxanthin. Similarly, there is a growing demand for natural pigments in cosmetics, skin and hair care products that could be derived from microalgal species. Aquasearch believes it has the technical expertise to identify microalgal species that produce pigments that could be useful in the food processing, cosmetics and consumer products industries, among others. The Company believes that the combined worldwide market for canthaxanthin and several other pigments currently being evaluated by the Company is in excess of $1 billion. The Company's development of additional microalgal pigmentation products involves many significant risks and uncertainties.

     AQUACULTURE FEEDS. Microalgae are the primary source of food for most aquatic species in their larval stages. According to the UN-FAO, the aquaculture market currently produces approximately 18% of the world's fisheries consumption based on 1994 figures (which are the most recent data available) and was estimated to be a $35 billion market in 1996. Aquaculture feeds typically represent the highest cost of production for the aquaculture farmer and many are required to grow or purchase microalgae or microalgae sources for their hatcheries. Problems of contamination are a significant business risk and some farmers are currently purchasing prepared larval feeds. One of the significant obstacles to the development of aquaculture has been the difficulty of feeding the larvae. Aquasearch believes that the AGM can provide a cost effective technology for growing feed for the aquaculture industry, both for existing species and future aquaculture species. The Company's development of microalgal aquaculture feed products involves many significant risks and uncertainties.

     COSMETICS. Aquasearch believes that microalgae contain several significant features of importance to the cosmetics industry. First, the natural colors that occur in microalgae can be used directly as coloring agents in cosmetics. Second, many species of microalgae possess light blocking compounds that regulate the amount of ultraviolet and other wavelengths they absorb and have potential applications in sunscreens and other products containing sun blocking agents. Last, bioactive agents derived from microalgae may be useful as cosmetics themselves. For example, Aquasearch is aware that an extract from a marine organism is an active ingredient in a wrinkle-reducing skin cream marketed by Estee Lauder. This product currently generates more than a million dollars a year in royalties to its developer. Aquasearch believes that the market for cosmetics derived from microalgae is a potentially large market. Aquasearch does not currently have the expertise to develop and commercialize cosmetics products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and marketing, sales and distribution relationships with established cosmetics and consumer goods companies in order to develop and commercialize potential microalgal cosmetics products. The Company's development of microalgal cosmetics products involves many significant risks and uncertainties.

     PHARMACEUTICALS. Most pharmaceutical products developed to date have been derived from land-based plants, and the biodiversity of microalgae is comparable to that of land-based plants. Aquasearch is aware of at least one company, Martek Biosciences Corporation, that is collaborating with Merck & Co. and others to develop pharmaceuticals from microalgae. Aquasearch is also aware that in clinical trials certain compounds derived from microalgae enhanced the production of an anti-cancer drug. In connection with this project, Aquasearch was awarded a Master Agreement from the U.S. National Cancer Institute for large scale production of biomass for isolation of agents from natural sources, although no contracts have yet been issued. Aquasearch believes that the market for pharmaceuticals derived from microalgae is potentially a large market. Aquasearch does not currently have the expertise to develop and commercialize pharmaceutical products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. The Company's development of pharmaceutical products from microalgae involves many significant risks and uncertainties

MANUFACTURING

     ASTAXANTHIN

     Aquasearch began culturing HAEMATOCOCCUS PLUVIALIS at its current facility in the HOST Business Park in November 1995. HAEMATOCOCCUS PLUVIALIS is cultured using a series of photobioreactors of varying sizes to achieve culturing consistency before entering the AGM. The AGM is a large photobioreactor that utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgal growth rates.

     The AGMs are harvested regularly and the extracted amount is pumped from the AGM into open ponds where, using proprietary processes, the microalgae is caused to turn red (biosynthesis of astaxanthin). Once the optimal reddening has occurred, the microalgae are drained from the ponds and dewatered. The microalgae slurry is then further processed, dried and packaged using proprietary equipment and processes.

     Over the past twelve months, Aquasearch has been producing natural astaxanthin at varying rates of between one and eight kilograms per month at its HOST Business Park production facility. In order to meet the Cultor Distribution and Development Agreement production targets of 40 and 120 kilograms of natural astaxanthin per month by September 1997 and September 1998, respectively, the Company will have to significantly increase its plant and production capacity in the near future. Aquasearch plans to accomplish this expansion in two steps: first, the existing one-acre facility will be expanded to four acres and second, a separate, stand-alone facility of approximately ten acres will be constructed. The ten-acre site will be designed and developed as a dedicated facility solely for the production of natural astaxanthin to meet the production targets under the Cultor Distribution and Development Agreement. After construction of the ten-acre site is completed, the remaining four-acre facility will be used primarily for the research and development of new microalgal products and the enhancement of the AGM technology. This expansion and improvement will place significant additional responsibilities on management; require massive scale-up of the Company's existing manufacturing facility and techniques; require significant additional capital; and require additional scientific, technical and manufacturing expertise. Although there can be no assurances that Aquasearch will be successful in meeting these challenges, management is in the process of securing the necessary expertise and resources to accomplish them.

     OTHER MICROALGAL SPECIES

     In addition to HAEMATOCOCCUS PLUVIALIS, the Company has used its AGM technology to successfully culture the following species of microalgae:
CHLORELLA SOROKINIENSIS, LYNGBYA LAGERHEIMII, SPIRULINA PLATENSIS and HAEMATOCOCCUS LACUSTRIS. Commercial production of additional species of microalgae will require the development of custom processes to create optimal conditions for the cultivation and harvesting of each species. Based on preliminary studies, Aquasearch believes that the fundamental aspects of the technology used to produce HAEMATOCOCCUS PLUVIALIS will be directly applicable to the production of hundreds other species of microalgae and that principal variations are likely to occur in the modification of harvesting processes rather than adaptation of the AGM.

MARKETING AND SALES

     Aquasearch's primary business strategy is to continue development of its platform technology and to establish its expertise and reputation as a cost effective developer and manufacturer of microalgal products. The Company presently plans to develop strategic research and development, sales and marketing and distribution arrangements with established companies that have significant market shares in the fields in which Aquasearch intends to develop and sell products. The Company believes that this approach reduces the time to market for its products and increases the likelihood of market acceptance for its products. Alternatively, Aquasearch does not believe that acquiring or developing the legal, regulatory, sales and marketing expertise necessary to compete with established vertically integrated companies with significant market shares is likely to yield the best return on investment for the Company or its shareholders. In general, Aquasearch intends to follow substantially the same strategy with respect to the development, marketing and sale of future products that it followed in connection with the development, marketing and sale of its natural astaxanthin product; namely, to identify potential corporate partners already familiar with the potential product and markets as part of their own research and development efforts and to enter into strategic development agreements to manufacture value-added products to the specifications of these corporate partners. Once new products are in production, the Company may create one or more separate operating companies with licenses to use the technology solely for the specific microalgal species and end use.

CORPORATE PARTNER RELATIONSHIPS

     SVENSKA FODER

     In July 1995, Aquasearch signed the Svenska Foder Supply Agreement with Svenska Foder, pursuant to which Svenska Foder agreed to act as the exclusive distributor of Aquasearch's natural astaxanthin for animal feed and animal nutrition applications in Sweden, Denmark, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years and required Aquasearch to deliver five kilograms of natural astaxanthin per month. Svenska Foder used the natural astaxanthin in place of synthetic astaxanthin in chicken feed to increase the reddish hue in egg yolks. Recently published studies demonstrate that natural astaxanthin (as compared with synthetic astaxanthin) may have additional benefits with respect to fertility, weight gain, growth efficiency, survival and reduced susceptibility to disease in broiler chickens and layer hens. Development of additional commercial applications for the Company's natural astaxanthin product involves many significant risks and uncertainties.

     CULTOR

     In May 1996, Aquasearch entered into a three-year exclusive Distribution and Development Agreement with Cultor pursuant to which Aquasearch will act as the exclusive worldwide supplier of natural astaxanthin from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin in the field of animal feed and animal nutrition. The following description of certain terms and conditions of the Cultor Distribution and Development Agreement does not purport to be complete and is qualified in its entirety by reference to the definitive Agreement.

     The Cultor Distribution and Development Agreement provides that from and after September 24, 1997 the target production requirement for the Company and the target purchase requirement for Cultor is 40 kilograms of natural astaxanthin per month. The target production requirement for the Company and the target purchase requirement for Cultor from and after September 24, 1998 is 120 kilograms of natural astaxanthin per month. Cultor has the obligation to obtain all governmental approvals for, promote and distribute the product, at its own expense, in each country in which it proposes to sell the product. During the term of the Cultor Distribution and Development Agreement, the Company and Cultor will share equally in the margin (the "Transfer Price") between the production costs of Aquasearch (the "Aquasearch Production Costs") and the net sales price (which is equal to the gross sales price to the end user less volume bonuses, freight and agent's commissions).

     The Cultor Distribution and Development Agreement provides that Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility to be constructed in 1997 in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised replacement value of the ten-acre production facility in return for its 50% stake. Under the Cultor Distribution and Development Agreement, Cultor also has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. The formula provides that the purchase price for the additional shares to be acquired by Cultor from Aquasearch will equal the greater of (i) $1 million, (ii) half of the current replacement value of the astaxanthin production facilities initially contributed by Aquasearch or
(iii) an amount equal to X multiplied by Y; where "X" equals the difference between the Transfer Price and the

Aquasearch Production Costs for the six-month period commencing on November 1, 1998 and ending on April 30, 1999 and "Y" equals six (or, in other words, an amount equal to twelve times annualized operating profit in the last six months of the third year of the contract).

     Under the Cultor Distribution and Development Agreement, Aquasearch will license certain technology to the new company to make, use and sell natural astaxanthin within the field of animal feed and animal nutrition only and will retain the right (i) to make, use and sell natural astaxanthin in all fields other than animal feed and nutrition and (ii) to make, use and sell any microalgal products other than natural astaxanthin in all fields, including the field of animal feed and animal nutrition. The Cultor Distribution and Development Agreement contains detailed provisions regarding the financing and management of the new company, procedures for resolving deadlocks between the parties, mechanisms governing the buy-out of one party by the other, covenants mandating the distribution of 40% of the annual profits of the new company to its shareholders and establishing royalty rates under a marketing agreement that may be entered into between the new company and Cultor, provisions restricting the transfer of ownership interests by Aquasearch and Cultor and providing for rights of first refusal and registration rights, termination provisions and detailed provisions governing the allocation of intellectual property rights upon termination.

     In connection with the execution of the Cultor Distribution and Development Agreement, Cultor and Aquasearch also entered into a Stock Subscription Agreement (the "Cultor Stock Subscription Agreement") pursuant to which Cultor purchased 400,000 shares of Aquasearch Common Stock at a purchase price of $0.50 per share.

     The Company believes that the Cultor Distribution and Development Agreement is beneficial to the Company for the following reasons. First, the arrangement will substantially reduce the time to market for the Company's natural astaxanthin product because Cultor, at its own expense, will be responsible for obtaining all regulatory approvals and promoting and selling the product. Second, by establishing an exclusive arrangement with Cultor (along with its affiliated entities, the second largest consumer of synthetic astaxanthin in the world), the Company believes it has established an additional barrier to entry to potential competitors. Third, the Company retains all of its intellectual property rights to develop applications for astaxanthin outside the field of animal feed and animal nutrition and will obtain an exclusive license to use all microalgae technology developed by the new company, if any. Fourth, the Company believes that the collaboration with Cultor to develop the market for astaxanthin in animal feed and nutrition will enhance the Company's reputation in the industry and stimulate additional research and development with respect to microalgal products other than astaxanthin. The Company's obligations and performance under the Cultor Distribution and Development Agreement and the potential formation of a new joint venture company with Cultor involve many significant risks and uncertainties. In addition, in order to meet the production targets under the Cultor Distribution and Development Agreement, Aquasearch must significantly expand and improve its production facilities and processes, which will involve many significant risks and uncertainties.

     Notwithstanding the foregoing, if the Company is unable to develop any commercial uses for natural astaxanthin outside of the field of animal feed and animal nutrition and if the Company is unable to develop, cultivate and sell microalgal products other than astaxanthin, then the Company and its shareholders will have sold the Company's sole product and source of revenues to Cultor for the purchase price and royalties set forth in the Cultor Distribution and Development Agreement. The Company believes that its ability to develop additional uses for astaxanthin outside of the field of animal feed and nutrition and its ability to develop microalgal products other than astaxanthin will be significantly enhanced by its collaboration with Cultor in developing the astaxanthin market for animal feed and animal nutrition.

COMPETITION

     The Company's natural astaxanthin product will compete directly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than Aquasearch as well as a worldwide reputation and a dominant market share. In addition, at least three companies, Astacarotene, Heliosynthese and Cyanotech, have either announced plans to produce natural astaxanthin from microalgae or are producing small quantities for test and commercial purposes. Moreover, Cyanotech has recently announced plans to enter into large scale commercial production of natural astaxanthin during the next six months. Aquasearch believes that competition in the astaxanthin market will intensify significantly in the near future. Alternative sources of pigmentation that have been tested include astaxanthin from shrimp shells, paprika and a yeast strain PFAFFIA RHODOZYMA. Aquasearch believes that only PFAFFIA RHODOZYMA continues to be evaluated as a potential alternative to synthetic or natural astaxanthin. Aquasearch's natural astaxanthin product is expected to compete with synthetic astaxanthin (and any other alternative products) primarily on the basis of product performance, price and proprietary position. In this regard, although Hoffman-LaRoche maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade when there was no viable competitive product available, there can be no assurance that Hoffman-LaRoche will not cut the price of its synthetic astaxanthin product significantly in response to the introduction of a competitive natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on Aquasearch's business, financial condition, results of operations and relationships with corporate partners. The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may also adversely affect the marketability of Aquasearch's natural astaxanthin product.

     Aquasearch intends to develop other natural products from microalgae that will compete with existing natural and synthetic products. Aquasearch anticipates that competition to develop additional microalgal products will be intense. Aquasearch's future competitors are expected to include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than those of Aquasearch. In addition, specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may be competitive with future products of Aquasearch.
Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products competitive with those of Aquasearch on their own or through joint ventures.

The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may adversely affect the marketability of additional products developed by Aquasearch.

     Aquasearch believes that its AGM and related microalgal cultivation and harvesting technologies currently offer significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to cultivate hundreds of microalgal species that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that its AGM and related microalgal cultivation and harvesting technologies compare favorably with other known closed systems with respect to capital and operating costs. However, the existence of technology of which Aquasearch is not aware, or technology that may be developed in the future, may adversely affect the technical and competitive advantages that Aquasearch currently believes it holds compared with competing open pond and known closed system microalgal cultivation technologies.

     Aquasearch's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, successfully perform under the Cultor Distribution and Development Agreement, implement research and development and production plans, obtain patent protection and secure adequate capital sources.

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. Aquasearch has been awarded one patent in the United States for its closed system microalgal cultivation process and one patent in Australia for both its process and its closed system cultivation apparatus. The Company has additional patents pending internationally and in the United States.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, which are analogous to the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

     Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. In addition, the laws of certain foreign countries may not protect the Company's patent and other intellectual property rights to the same extent as the laws of the United States.

     The Company's future prospects also depend in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. There can be no assurance that the Company will not infringe the patents, licenses or other proprietary rights of third parties. In addition, the Company may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its strategic partners claiming damages and seeking to enjoin commercial activities relating the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its strategic partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed that would have a material adverse effect on the Company's ability to develop and market its products. There are a significant number of United States and foreign patents and patent applications in the Company's area of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners.

     The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the effective date of filing may result in a substantially shortened term of the Company's patent protection which may adversely affect the Company's patent position.

     While the disclosure and use of the Company's proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of the Company's proprietary technology, know-how and trade secrets will not occur.

GOVERNMENT REGULATION AND PRODUCT TESTING

     Aquasearch's natural astaxanthin product, potential products and its manufacturing and research activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug and Cosmetic Act. Each existing or potential microalgal product that is developed or marketed by Aquasearch, its licensees or its strategic partners for use by humans may present unique regulatory problems and risks, depending on the product type, uses and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising. Generally, prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. As of the date hereof, the Company has not applied for FDA clearance for the Company's natural astaxanthin product as a food additive. The FDA approval process is a lengthy and expensive process and there can be no assurance that such FDA approval will be obtained. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing any of its existing or future products for human consumption.

     Any future products developed by Aquasearch for use in human nutrition, pharmaceuticals or cosmetics, will require Aquasearch to develop and adhere to Good Manufacturing Practices ("GMP") as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Currently, the Company's production facilities do not comply with GMP or ISO standards and significant capital expenditures and compliance procedures would have to be made and implemented before the Company's production facilities could meet GMP and ISO qualifications.

     The Company is or may become subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. The Company is working with Cultor with respect to compliance with foreign laws, regulations and policies pertaining to use of its natural astaxanthin product in the field of animal feed and animal nutrition. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. There can be no assurance that any of the Company's potential products will satisfy applicable regulatory requirements.

     The Company's natural astaxanthin product is viewed as a food ingredient by regulatory authorities in Sweden. Regulatory authorities in other jurisdictions may view the Company's natural astaxanthin product as a food additive. All new color additives for ultimate human consumption in the United States require premarket clearances from the FDA. Therefore, Aquasearch's natural astaxanthin product and any additional food color products for use in the United States will require FDA clearance, unless they meet the requirements of current color additive regulations. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any potential Aquasearch food color product will be cleared by the FDA on a timely basis, if at all.

     Although the FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a feed ingredient in 1995, there can be no assurances that the FDA will grant similar approval for Aquasearch's natural astaxanthin product.

     Regulatory approvals in other markets in which Aquasearch's natural astaxanthin product is likely to be distributed, including in particular, the EEC, Japan, Canada and Australia, vary by market. Currently, the Aquasearch natural astaxanthin product has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. The Company believes that the approval process in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved within a short time frame; however, there can be no assurances in this regard. The Aquasearch natural astaxanthin product has not yet been submitted for approval by the EEC, and there can be no assurance that the determination by Swedish authorities will have any influence on the determination to be made by the EEC.

     Under the terms of the Cultor Distribution and Development Agreement, Cultor has the responsibility to obtain any FDA and other approvals necessary in each country in which Cultor determines to distribute the product.

     The Company is also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners.

EMPLOYEES

     As of October 31, 1996, Aquasearch had fourteen full-time employees, of whom three have Ph.D.s, nine are involved in research and development and production and harvesting and two are involved in administration and support. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

SCIENTIFIC ADVISORY BOARD

     The Aquasearch Scientific Advisory Board is composed of leading experts in aquaculture, marine biology and fluid dynamics and the chemistry, photobiology and mass culture of microalgae. The

Scientific Advisory Board provides guidance to the Company regarding the optimization of its production and processing methods and research and development pertaining to both existing and potential microalgal products. The Scientific Advisory Board held its inaugural meeting in May 1996 and is scheduled to meet approximately four times per year. Between meetings, individual Scientific Advisory Board members consult with the Company on an as-needed basis. Aquasearch believes that the individual and collective knowledge and experience of its Scientific Advisory Board provides the Company with an important competitive advantage. The current members of the Aquasearch Scientific Advisory Board are as follows:

     JOHN BARDACH, Ph.D. received a B.Sc. in Zoology from Queen's University, Canada in 1946 and a Ph.D. in Zoology from University of Wisconsin in 1949. Dr. Bardach has served as Director of the Bermuda Biological Station, the Hawaii Institute of Marine Biology and the East-West Center, as well as Professor at the University of Hawaii. Dr. Bardach's numerous international appointments have included Chairmanship of the U.S. National Academy of Sciences Panel on Aquatic Food Sources, the World Bank-FAO Panel on Aquaculture Research Needs of Developing Countries, and the State of Hawaii Aquaculture Advisory Council. Two of his books, HARVEST OF THE SEA and AQUACULTURE (now in its 25th printing), establish him as one of the fathers of modern aquaculture.

     ROBERT R. BIDIGARE, Ph.D. received a B.S. (SUMMA CUM LAUDE) in Aquatic Biology from Eastern Michigan University in 1977 and a Ph.D. in Biological Oceanography from Texas A&M University in 1981. Dr. Bidigare currently is Associate Professor of Oceanography at University of Hawaii. Dr. Bidigare serves on the Advisory Board for the National Center for the Culture of Marine Phytoplankton, is a member of the NASA SeaWIFS Science Working Team and an observer on the International Oceanographic Commission Group of Experts on Standards and Reference Materials. Dr. Bidigare has authored more than 75 scientific papers, and is a recognized expert on plant pigment chemistry, bio-optics and biochemistry of microalgae.

     JOHN CULLEN, Ph.D. received a B.Sc. (Honors in Biology) from University of California, Santa Cruz in 1974 and a Ph.D. in Biological Oceanography from Scripps Institution of Oceanography, University of California, San Diego, in 1980. Dr. Cullen has held faculty positions at the University of Texas, the Bigelow Laboratory for Ocean Sciences and Dalhousie University in Halifax, Canada, where he now holds the Chair of Environmental Observation Technology. Dr. Cullen's research has focused in the area of microalgae growth rates, productivity, nutrient requirements and bio-optics.

     WILLIAM FENICAL, Ph.D. received a B.S. in Biochemistry from California State Polytechnic University in 1963, an M.S. in Organic Chemistry from San Jose State University in 1965 and a Ph.D. in Organic Chemistry from University of California, Riverside in 1968. Dr. Fenical joined the faculty of Scripps Institution of Oceanography, University of California, San Diego, in 1973, where he has served as Director of the University of California-wide Institute of Marine Resources (1988-1993) and Director of the Marine Research Division since 1989. Dr. Fenical is recognized as one of the world's authorities on chemistry of marine natural products, an area in which he has published more than 250 scientific articles. Dr. Fenical has served as an advisor on marine natural product chemistry to the National Institutes of Health, the National Research Council, and numerous pharmaceutical companies, including

Sterling Winthrop, Ligand, Pharmagenesis and Bristol-Myers. He serves on the editorial boards of the JOURNAL OF NATURAL PRODUCTS, MOLECULAR MARINE BIOLOGY AND BIOTECHNOLOGY, and the JOURNAL OF MARINE BIOTECHNOLOGY. He holds seven patents for novel chemical compounds of a biomedical nature, including a wrinkle reducing agent that is the active ingredient in a skin cream marketed by Estee Lauder, which produces more than $1 million per year in royalties for the University of California.

     MARK E. HUNTLEY, Ph.D. received a B.Sc. degree (SUMMA CUM LAUDE) in Biology from the University of Victoria, Canada in 1976 and earned a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980. Dr. Huntley is a research biologist at Scripps Institution of Oceanography, University of California, San Diego, and President, Chief Executive Officer and Chairman of the Board of Directors of Aquasearch. Dr. Huntley has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He serves on the Executive Committee of the Global Ocean Ecosystem Dynamics program, a component of the U.S. Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. He has served as an advisor to numerous international, national and state agencies, including the United States State Department, the United States Department of Interior and the White House Office of Science and Technology Policy. Dr. Huntley is a co-founder of Aquasearch and a co-inventor of the Aquasearch Growth Module.

     EDWARD A. LAWS, Ph.D. received an A.B. (MAGNA CUM LAUDE) in Chemistry from Harvard College in 1967 and a Ph.D. in Chemical Physics from Harvard College in 1971. He was an instructor in Oceanography at Florida State University from 1971 through 1974, and then joined the faculty at the University of Hawaii, where he is now a Professor of Oceanography. Dr. Laws has served as Chairman of the Oceanography Department, School of Ocean and Earth Science and Technology at the University of Hawaii, which was ranked by the National Academy of Sciences in 1995 as the fifth best program of its kind in the nation. Dr. Laws recently was appointed Assistant Vice President, Graduate Research and Education, of the University of Hawaii. Dr. Laws is an expert on the large-scale cultivation of microalgae, an area in which he has focused his research and has graduated a number of Ph.D.s.

     PETER P. NIILER, Ph.D. received his B.S. in Mechanical Engineering from Lehigh University in 1960, earned honors as a Fulbright Scholar at Cambridge University, England in 1961, and was awarded a Ph.D. in Applied Mathematics as a Woodrow Wilson Fellow from Brown University in 1964. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University. He is currently a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has published more than 125 scientific papers and has invented various oceanographic instrumentation technologies that are now in commercial production with sales of $6 million annually. Dr. Niiler is an expert in applied mathematics and fluid mechanics and was a co-inventor of processes used in the Aquasearch Growth Module.

     DONALD REDALJE, Ph.D. received his B.S. in Environmental Biology from the University of California, Santa Barbara in 1971 and his Ph.D. in Biological Oceanography from University of Hawaii in 1980. He has conducted research and taught at Scripps Institution of Oceanography, University of California, San Diego, the Naval Postgraduate School, Moss Landing Marine Laboratory, and the University of Southern Mississippi, where he recently served as Director of the Center for Marine Science. Dr. Redalje is internationally recognized for his development of a method to measure the productivity of microalgae, and is an expert on the biochemistry and physiology of marine plants. Dr. Redalje is a co-founder of Aquasearch and co-inventor of the Aquasearch Growth Module.

     Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal executive office and its production facility are located at 73-4460 Queen Ka'ahumanu Highway, Suite 110,Kailua-Kona, Hawaii 96740, which is part of the HOST business park at Keahole Point, Kailua-Kona, Hawaii. The facility consists of approximately one acre containing AGMs, reddening ponds, a processing facility, a laboratory, administrative offices and additional space for production and research and development. All of the Company's research and development activities and production are being conducted at this facility. The property is currently leased from the State of Hawaii under a one-year lease expiring in March 31, 1997. This lease is renewable on an annual basis and the Company is currently negotiating for a longer-term lease. Aquasearch has no production facilities or offices outside the State of Hawaii.

     The Company has initiated the application process for a thirty-year lease of its current five acre parcel from the Natural Energy Laboratory of Hawaii Authority ("NELHA"), the state entity which administers the HOST Business Park. The government-administered process to award a thirty-year lease has usually taken less than two years. More than half of the 800-acre HOST Business Park facility is currently undeveloped and the Company believes that, as one of the fastest growing and largest employers in HOST Business Park, its lease application is likely to be considered favorably, although there can be no assurances in this regard.

     Construction to expand the Company's existing one-acre research and development/production facility to a four-acre facility is scheduled to begin in the third quarter of fiscal 1997. The design and engineering process for this expansion was initiated in April 1996 when Aquasearch solicited bids from various engineering firms. As a result of the bidding process, Aquasearch retained Harris Group, Inc. of Seattle, an engineering firm with extensive experience in the design of biotech, microbe-based production plants, to design the build-out of the facility. The initial phase of the engineering process for this expansion was completed in September 1996.

     On November 13, 1996, Aquasearch announced that it would acquire between 80 and 90 acres of property in the Ka'u region on the Big Island of Hawaii valued at between $900,000 and $1,000,000 (the "C. Brewer Transaction") from
C. Brewer and Company, Limited ("C. Brewer"), a privately-held

$230 million diversified agribusiness concern, in exchange for C. Brewer's acquisition of approximately 6% of the outstanding Common Stock of the Company. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of Aquasearch Common Stock at an exercise price of $1.25 per share. Aquasearch and C. Brewer are still involved in the process of site selection regarding this property.

     During the last three years, the Company has also paid rent for the use of office space at Dr. Huntley's residence located at 3222 Diamond Head Road, Honolulu, Hawaii 96815.

ITEM 3.  LEGAL PROCEEDINGS.

     Aquasearch is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a Special Meeting of Shareholders held on September 24, 1996, the Company's shareholders (i) approved the Cultor Distribution and Development Agreement and the Cultor Stock Subscription Agreement, (ii) approved amendments to the Company's Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 100,000,000 shares and authorized the creation and issuance from time to time of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, privileges and restrictions as the Board of Directors may determine and (iii) ratified and approved indemnification agreements with directors, officers, employees and agents.

     The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter were as follows:

1. Proposal to approve the Cultor Distribution and Development Agreement and the Cultor Stock Subscription Agreement:

     Votes cast for:           19,635,030
     Votes cast against:        1,335,093
     Absentions:                    6,000
     Broker non-votes           6,034,470

2. Proposal to amend Articles of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000 shares and to authorize the creation and issuance from time to time of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, privileges and restrictions as the Board of Directors may determine:

     Votes cast for:           19,126,740
     Votes cast against:        1,767,978

     Absentions:                  161,405
     Broker non-votes           6,034,470

3. Proposal to ratify and approve indemnification agreements with directors and officers:

     Votes cast for:           25,156,325
     Votes cast against:        1,515,443
     Absentions:                  418,825
     Broker non-votes                None


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is currently traded in the "pink sheets" (OTC Bulletin Board Symbol: AQSE). The following table sets forth for the periods indicated the high and low closing bid quotations for the Company's Common Stock as reported by M.H. Myerson & Company, one of the Company's market makers. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commissions and may not represent actual transactions.

                                            LOW BID        HIGH BID

     FISCAL 1996:
     First Quarter                           $0.21          $0.74
     Second Quarter                          $0.50          $0.75
     Third Quarter                           $0.53          $0.97
     Fourth Quarter                          $0.52          $0.92


     FISCAL 1995:
     First Quarter                           $0.10          $0.20
     Second Quarter                          $0.10          $0.25
     Third Quarter                           $0.125         $0.25
     Fourth Quarter                          $0.125         $0.36

     As of October 31, 1996, the Company had approximately 2,000 record holders of its 40,829,331 shares of Common Stock.

     The Company has never paid cash dividends on its Common Stock and has no present plan to do so. The Company expects to retain future earnings, if any, to fund research and development activities and future expansion.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1996, the Company sold an aggregate of 1,008,843 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), to 26 individuals in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The purchase price of the Units ranged from $0.21 per Unit to $0.23 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share (subject to adjustment) for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The gross proceeds from this offering through October 31, 1996 were $215,000. The Placement Agent for this offering, First Honolulu Securities, Inc., received total commissions of $12,900 (equal to 6% of the gross proceeds from the sale of the Units) and 60,531 Common Stock Purchase Warrants (equal to 6% of the number of Units sold) through October 31, 1996. The terms of the Warrants issued to First Honolulu Securities, Inc. are identical to the terms of the Warrants issued to the purchasers in the offering.

     In October 1996, the Company sold 400,000 shares of Common Stock at $0.50 per share to Cultor pursuant to the Cultor Stock Subscription Agreement. The total proceeds to the Company from this transaction were $200,000. No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

     In February 1996, the Company issued 40,000 shares of Common Stock at $0.62 per share, to Seth Huntley, one of the Company's production technicians, for services rendered during the period from August 1995 through January 1996. No underwriter was used. This offering was made to Mr. Huntley without registration pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In January 1996, the Company sold 4,000,000 shares of Common Stock at $0.15 per share to 15 individuals in a private placement under Section 4(2) of the Securities Act. The total proceeds to the Company from this transaction were $600,000. No underwriters were used.

     In January 1996, the Company sold 2,492,800 shares of Common Stock at $0.125 per share to one non-U.S. purchaser under Regulation S under the Securities Act. The total proceeds to the Company from this transaction were $311,600. No underwriters were used.

     In December 1995, the Company issued 40,000 shares of Common Stock at $0.125 per share to John J. Emerick, the Company's Vice President of Operations, for services rendered during the period from July 1995 through December 1995. No underwriter was used. This offering was made to Mr. Emerick without registration pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In November 1995, the Company issued an aggregate of 264,000 shares of Common Stock at $0.125 per share to nine persons as partial payment for their services in constructing the Company's research and development facility at Keahole Point. No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

     In October 1995, the Company issued 127,875 shares at $0.0625 to 8 individuals for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In September 1995, the Company sold 2,712,500 shares of Common Stock at $0.08 per share to 15 individuals in a private placement under Section 4(2) of the Securities Act. No underwriters were used.

     In August 1995, the Company returned to Mark E. Huntley, Ph.D., the Company's President and Chief Executive Officer, 1,320,000 shares of Common Stock out of the 4,635,575 shares of Common Stock gifted to the Company by Dr. Huntley in 1989. The closing bid price of the Company's Common Stock on the date the 1,320,000 shares were returned to Dr. Huntley was $0.15 per
share. No underwriters were used.   This offering was made to Dr. Huntley
under Section 4(2) of the Securities Act.

     In July 1995, the Company sold 3,200,000 shares of Common Stock at $0.0625 per share to one non-U.S. purchaser under Regulation S under the Securities Act. The total proceeds to the Company from this transaction were $200,000. No underwriters were used.

     In June 1995, the Company issued 50,000 shares of Common Stock at $0.10 per share to Robert Bidigare, Ph.D., for services rendered in connection with the analysis of scientific data from feed trials with Cultor. No underwriters were used. These shares were issued to Dr. Bidigare without registration pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In March 1995, the Company sold 1,710,000 shares of Common Stock at $0.10 per share to 33 individuals in a private placement under Section 4(2) of the Securities Act. No underwriters were used. The total proceeds to the Company were $171,000.

     In June 1994, the Company issued 250,000 shares of Common Stock at $0.08 per share to 3 individuals for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In May 1994, the Company issued 775,000 shares of Common Stock at $0.08 per share to 3 individuals for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In January 1994, the Company sold 250,000 shares of Common Stock at $0.03 per share to one individual in a private placement under Section 4(2) of the Securities Act. No underwriters were used. The total proceeds to the Company were $7,500.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

THE FOLLOWING DISCUSSION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT, INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DESCRIPTION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS MANY REFERENCES TO THE SIGNIFICANT RISKS AND UNCERTAINTIES RELATING TO THE COMPANY'S BUSINESS AND PROSPECTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

OVERVIEW

     Aquasearch has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor, a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into the Svenska Foder Supply Agreement with Svenska Foder, then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility. In the second quarter of fiscal 1996, the Company realized its first revenue from the sale of its natural astaxanthin product to Svenska Foder.

     In the fiscal year ended October 31, 1996, the Company experienced several significant developments.

     On May 14, 1996, the Company entered into the Cultor Distribution and Development Agreement, which was approved by the Company's shareholders on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Production targets under the Cultor Distribution and Development Agreement are 40 kilograms per month at the end of the first year (September 24, 1997) and 120 kilograms per month at the end of the second year (September 24, 1998). In order to meet the agreed production targets, the Company must significantly expand and improve its production facilities, which will involve many significant risks and uncertainties. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described above under the caption "Part I, Description of Business-Corporate Partner Relationships-Cultor."

     On July 30, 1996, the Company was awarded U.S. Patent Number 5,541,056 for a "Method of Control of Microorganism Growth Process," which claims certain processes that operate in the Company's proprietary, closed-system photobioreactor system, the Aquasearch Growth Module. The Company's U.S. filing was made under provisions of the Patent Cooperation Treaty, and the Company is in the process of pursuing international patents pursuant thereto.

     On September 24, 1996, the Company's shareholders approved (i) the Cultor Distribution and Development Agreement, (ii) the Cultor Stock Subscription Agreement and (iii) an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares and authorized the creation and issuance from time to time of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, privileges and restrictions as the Board of Directors may determine.

     In October 1996, the Company commenced a private placement of units, consisting of one share of Common Stock and one Common Stock Purchase Warrant, to accredited investors. As of October 31, 1996, the gross proceeds from this offering were $215,000.

     On October 22, 1996, Cultor acquired 400,000 shares of the Company's Common Stock at a purchase price of $0.50 per share pursuant to the terms of the Cultor Stock Subscription Agreement.

     As a result of a nationwide bidding process, Aquasearch has retained the engineering firm, Harris Group, of Seattle, Washington to design and engineer its expanded production facilities. At October 31, 1996, Harris Group had completed the initial phase of its design work for the Company's planned intermediate expansion from one acre to four acres. Construction of expanded production facilities is anticipated to begin in late 1997 or early 1998 and is expected to take approximately four to six months. The construction of these expanded facilities is dependent upon a broad variety of contractors and subcontractors, availability of supplies, equipment, and the availability of requisite capital. While the Company has certain plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

     On November 14, 1996, the Company executed a Letter of Intent with
C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding Common Stock of the Company. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share.

     Aquasearch intends, during the coming year, to focus its research and development activities not only in the area of working jointly with Cultor to further develop its natural astaxanthin production processes and products with the goal of demonstrating its superiority over competitive products but also to initiate the development of new products from microalgae, particularly natural pigments. The Company believes it has identified several markets in which additional pigments from microalgae might be sold, and, based on industry sources, estimates the value of these markets to be in excess of $1 billion. To finance new product development, the Company intends not to only rely on whatever internal resources may be at its disposal but also to compete for state and federal grants under such programs for which it may be eligible. Sources of financing for product development are subject to many significant risks and uncertainties, and no assurances can be made that such funds will become available nor that their application will necessarily result in new products with accessible markets.

     Following the execution of the Svenska Foder Supply Agreement, the Cultor Distribution and Development Agreement, and the issuance of its first U.S. patent, the Company believes it has commenced the transition toward becoming a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial management control systems.

     The Company believes that strategic alliances, patent applications and licenses for the use of those patents are important parts of its business strategy. There can be no assurance that the Company will be able to maintain existing corporate partner relationships, enter into future relationships, or develop additional proprietary technology, or that any such relationships or patent applications will be successful.

     Aquasearch has incurred net losses in each year since its inception. At October 31, 1996, the Company's accumulated deficit was approximately $2.9 million. Aquasearch expects its annual losses to increase for the next two years as it expands and develops the physical plant facilities required to increase its production capacity for microalgae rich in astaxanthin and continues its research and development activities to develop additional commercial products from microalgae. In addition, the Company anticipates quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of astaxanthin-related revenues, the costs of developing additional products from microalgae, and the time required for the introduction of any new products to certain markets.

RESULTS OF OPERATIONS

     Revenues for the year ended October 31, 1996 were $10,000 compared with $0 for the prior year. The increase was due to the Company's first shipment of product to Svenska Foder under the Svenska Foder Supply Agreement. No revenues were generated in subsequent quarters due to significant fluctuations in the Company's production process that prohibited it from consistently meeting the production targets under the Svenska Foder Supply Agreement. Initial trials conducted by Cultor have demonstrated that the Company's product was equivalent in efficacy to competing sources of astaxanthin. The mutual objective of Cultor and Aquasearch in the ongoing trials is to develop a product that is superior to competing products, although there can be no assurances that the Company and Cultor will be successful in this regard. The Aquasearch Scientific Advisory Board convened in late May and again in late July to review the Company's production procedures and to recommend actions that would improve productivity. The Scientific Advisory Board, in conjunction with the Company's engineers and representatives from Cultor, have recommended certain improvements in hardware and procedures that are designed to effect such increases in production. The Company plans to implement these recommendations as soon as financial resources permit.

     Although the Company incurred obstacles in the scale-up of its production during fiscal 1996, the Company believes that its AGM technology is capable of meeting the 1997 and 1998 production targets under the Cultor Distribution and Development Agreement. At the same time, Aquasearch believes that substantial increases in productivity are not likely to occur within the first six months of this period due to anticipated interruptions caused by construction of the expanded facility and the retro-fitting and upgrading of certain parts of its current production system.

     Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $559,337, or more than 600%, during fiscal 1996 compared with fiscal 1995.

     General and administrative expenses increased $247,531, or 63%, during fiscal 1996 compared with fiscal 1995. This increase was primarily due to the fact that, prior to mid-1995, the Company had not begun construction of its HOST Business Park research and development/production facility, had not hired any full time administrative personnel, had only nominal administrative expenses and relatively small legal and filing fees related to its domestic and international patent filings. Additional expenses were incurred in fiscal 1996 compared with fiscal 1995 with respect to the hiring of additional administrative personnel (including an Acting Chief Financial Officer and an investor relations specialist), the formation and convening of the Company's Scientific Advisory Board, the retention of the engineering firm of Harris Group to design and engineer the Company's expansion plant, and other corporate overhead costs.

     Total other income and expense increased to $2,597 in fiscal 1996 from a net expense of $4,378 in fiscal 1995, due primarily to an increase in interest income.

     The net loss for fiscal 1996 was $1,297,932, or $0.03 per share, compared with a net loss of $486,813 or $0.02 per share in fiscal 1995. This larger loss in fiscal 1996 resulted primarily from the increased research and development and general and administrative costs incurred as a result of the Company's significantly expanded operations.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, the Company had a cash balance of $187,166 compared with $27,208 at October 31, 1995. Purchases of fixed assets of $289,026 were made in the fourth quarter, primarily to upgrade certain aspects of the Company's equipment and production systems, bringing the Company's net plant and equipment assets to $709,182, and total assets to $1,367,940, which represents an increase in total assets of $878,381, or 179%, during fiscal 1996.

     As of October 31, 1996, the Company projects that it will consume between $1.2 million and $1.5 million of operating capital in fiscal 1997 prior to any planned capital expenditures. Aquasearch expects to incur significant additional capital expenditures as a result of its plans to expand and upgrade its present production facility from a one-acre to a four-acre production facility. Furthermore, the Company expects to incur significant additional expenditures as a result of its plans to undertake research and development of new pigment products from microalgae. Aquasearch anticipates that the largest fraction of its future capital needs will be dedicated to expanding production capability in order to meet the production targets under the Cultor Distribution and Development Agreement. To complete this expansion, the Company must raise between $5 and $15 million of additional capital, the exact amount of which will depend upon a variety of factors that may include: the further optimization of production processes; the time and costs related to construction of its expanded production facilities, the availability of materials, supplies, equipment and contractors with appropriate expertise; the costs involved in research and development of additional products; the costs required for filing, protecting and enforcing patents and other intellectual property rights; the costs of commercializing its products; the time and costs associated with the pursuit of state and federal research and development grants; and the extent to which the Company is successful in forming other strategic alliances, joint ventures or partnerships for the sale and distribution of its products. The Company anticipates additional modifications to its production hardware and processes both before and during any expansion, some of which may be significant.

     The Company believes that its existing capital resources, and funds raised through its current private placement offering, are sufficient for continued operations through the first quarter of fiscal 1997. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations in fiscal 1997. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurances that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company was founded in 1988 and has experienced quarterly and annual operating losses since its inception. The Company's net loss in fiscal 1996 was approximately $1.3 million and the Company's accumulated deficit at October 31, 1996 was approximately $2.9 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for the next two years as it expands its production facilities to meet the production targets under the Cultor Distribution and Development Agreement and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. Future financial results will be affected by, among other things, the following factors: the Company's ability to successfully manage the transition from a research and development company to a commercial-scale enterprise, the Company's ability to complete successfully the commercialization and cost optimization of its natural astaxanthin product; manufacturing costs and yield issues associated with the scale-up of production of its natural astaxanthin product; the progress of the

Company's research and development programs with respect to the development of additional microalgal products; the time and costs of obtaining regulatory approvals for those products subject to such approval; the Company's ability to protect its proprietary rights; the costs of filing, protecting and enforcing the Company's patent claims; competing technological and market developments and the costs of commercializing and marketing the Company's existing and potential products. There can be no assurance that the Company will ever be able to achieve or sustain profitability in the future.

     RISKS INHERENT IN COMMERCIAL PRODUCTION OF MICROALGAE. The development of technology to cultivate and harvest a wide variety of microalgae species is a lengthy and technically challenging process. The Company has faced a number of significant technical problems in the development of its AGM technology and in its initial production of natural astaxanthin derived from HAEMATOCOCCUS PLUVIALIS, including various forms of microbial contamination, variability in production cycle times due to technical and biological factors, and proportional losses of final product due to processing inefficiencies. As a result of these factors and, to a lesser extent, ongoing experimentation with processes and methods and limited capacity, the Company's production has fluctuated between one and eight kilograms per month during the past twelve months.

     The Company expects to encounter additional technical problems in connection with the scale-up in production of HAEMATOCOCCUS PLUVIALIS (and any other potential microalgae products). Some of these problems may be presently unknown, may never have been faced, and may have the effect of lowering production yields. There can be no assurance that the Company will be successful in correcting these technical problems. The Company's failure to satisfy its production targets under the Cultor Distribution and Development Agreement for an extended period could have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners.

     LIMITED MANUFACTURING EXPERIENCE. To be successful, the Company must be able to produce its products at acceptable costs in compliance with contractual requirements, regulatory requirements and local health, safety and environmental regulations. The Company is at an early stage of development and has only limited experience producing products derived from microalgae. To date, the Company's only shipments of its first product, natural astaxanthin derived from microalgae, have been made to Cultor pursuant to the Svenska Foder Supply Agreement and/or pursuant to the Cultor Distribution and Development Agreement. In connection with the sale of Svenska Foder to KKR, a Danish animal feeds company, in December 1996, Cultor acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement. The Company has not been able consistently to meet the five kilograms of natural astaxanthin production targets initially set forth in the Svenska Foder Supply Agreement. The Company may continue to experience lower than anticipated production yields or production constraints from time to time that may adversely affect its ability to satisfy customer orders, including, in particular, the production requirements under the Cultor Distribution and Development Agreement. While the Company's inability to satisfy its production targets to date has not disrupted relations with its corporate partners, continued inability to satisfy demand may have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners.

     RISKS ASSOCIATED WITH SCALE-UP OF PRODUCTION FACILITIES. To date, the Company has not produced large quantities of natural astaxanthin. The Company has experienced significant delays in product development and cultivation and harvesting process development from time to time and its product development and cultivation and harvesting processes will require additional research and development as well as substantial additional capital and other resources prior to full scale commercialization. The Company estimates that it will require approximately $5 million in financing during fiscal 1997 to complete the expansion of its existing research and development/production facility from a one-acre facility to a four-acre facility and an additional $10 million over the subsequent eighteen months to complete the construction and commence operation of a ten-acre production facility dedicated solely to the production of natural astaxanthin derived from microalgae and to fund research and development of new microalgae products. Construction and facility scale-up costs as well as research and development and production costs could substantially exceed budgeted amounts and estimated time frames may require significant extension. Any such additional costs or delays could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company believes that its existing one-acre research and development/production facility is not sufficient to meet the September 1997 40 kilogram per month production target under the Cultor Distribution and Development Agreement. After completion of the expansion of the existing one-acre research and development/production facility to a four-acre facility, the Company believes that it will have sufficient production capacity, based on existing technology and processes, to meet the September 1997 40 kilogram per month production target under the Cultor Distribution and Development Agreement, but not the September 1998 120 kilogram per month production target. In order to meet the September 1998 120 kilogram per month production target under the Cultor Distribution and Development Agreement, the Company must complete construction and scale-up of the new ten-acre production facility.

     In order to meet the September 1997 40 kilogram per month production target and the September 1998 120 kilogram per month production target under the Cultor Distribution and Development Agreement, the Company will be required to significantly increase its current production capacity. This scale-up of the Company's current production technology poses a number of significant risks that presently cannot be quantified or fully assessed. For example, the Company's production process is critically dependent upon supplies of freshwater, cold seawater and utilities provided by the Natural Energy Laboratory of Hawaii Authority, and any interruption in these supplies could have a material adverse effect on the Company's production capability. Furthermore, microbial contamination of the Company's water supplies also poses significant risks to productivity that may override the Company's existing efforts and capability to maintain the sterility of its water supply. The success of the Company's proposed expansion plans will be dependent upon the timely performance of a large number of contractors, sub-contractors, suppliers and various agencies of the State of Hawaii that regulate and license construction, each of which is beyond the control of the Company. Any failure by these contractors, suppliers or state agencies to perform in a timely manner could cause delays, cost overruns or changes in the Company's construction and expansion plans, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company has projected a cost of manufacture for natural astaxanthin that assumes that its current manufacturing processes can be scaled to larger AGMs. To date, the Company has not demonstrated that it can culture and harvest HAEMATOCOCCUS PLUVIALIS using such larger AGMs. If the Company's current AGM design and processes are not readily scalable to larger sizes, then the Company may have to expend substantial additional research effort and capital resources to scale its technology in order to increase yields. Difficulty in scaling the Company's current processes may translate into higher than projected product costs or entail significant reengineering efforts in order to meet commercially viable cost targets, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     There can be no assurance that the Company will be successful in resolving known or unknown biological and engineering development problems, that the Company will be able to develop its products within the estimated time schedule, or in accordance with present cost projections, or that the products developed by the Company will be commercially viable or widely accepted.

     SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION. The Company currently projects that it will require between $1.2 million and $1.5 in operating capital in 1997 before any planned capital expenditures. In addition, the Company will require approximately $5 million in funding during fiscal 1997 and an additional $10 million over the subsequent eighteen months in order to further commercialize its natural astaxanthin product and scale-up its production facilities to satisfy the 1998 production targets under the Cultor Distribution and Development Agreement and to fund research and development into new microalgae products. The Company expects to obtain this funding primarily from sales of equity and/or convertible debt securities in the private and/or public markets. The Company's capital requirements will depend on many factors including, but not limited to, the timing of development of the Company's products, the timing of the scale-up of the existing one-acre research and development/production facility to a four-acre facility, the timing of the construction and scale-up of the new ten-acre natural astaxanthin production facility, market acceptance of the Company's natural astaxanthin product, and the response of competitors to the Company's natural astaxanthin product and technology. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current shareholders of the Company will be reduced and such equity securities may have rights, preferences, and privileges senior to those of the holders of the Units offered in the October 1996 private placement. There can be no assurance that additional capital will be available on terms favorable to the Company or its shareholders, if at all. Moreover, the Company's cash requirements may vary materially due to production yield problems, research and development results, product testing results, changing relationships with its corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, litigation and other factors. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relinquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     SUBSTANTIAL LONG-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION. Substantial expenditures will be required to enable the Company to continue its research and development activities and to manufacture and market its products. The level of expenditures required for these activities will depend in part on whether the Company develops, manufactures and markets its products independently or with other companies through collaborative arrangements. The Company's future capital requirements will also depend on one or more of the following factors: the Company's ability to scale-up and manufacture its natural astaxanthin product in cost-effective commercial quantities; market acceptance of the Company's natural astaxanthin product; the extent and progress of its research and development programs; the time and costs of obtaining regulatory clearances (for those products subject to such clearance); the progress of preclinical and clinical studies (where applicable); the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of developing and/or operating production facilities for its existing product and potential products (depending on which products the Company decides to produce itself); and the costs of commercializing the Company's products. There can be no assurance that funding to carry on these activities will be available at all or on favorable terms to permit successful commercialization of the Company's products. In addition, the Company has no credit facility or other committed sources of capital, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all.
 To the extent that capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue development of its technologies and products. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relinquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     EFFECT OF INCREASED COMPETITION ON MARKET PRICE OF SYNTHETIC AND NATURAL ASTAXANTHIN. The primary competition for the Company's natural astaxanthin product is currently synthetic astaxanthin. The synthetic astaxanthin market is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of its synthetic astaxanthin (derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. The Company does not know Hoffman-LaRoche's cost of production for synthetic astaxanthin or its probable response to the introduction of the Company's competitive product. Hoffman-LaRoche has significantly greater research and development, technical, financial, sales and marketing resources than the Company and holds a commanding market share. There can be no assurance that the market price for synthetic astaxanthin will remain at $2,500 after commercial introduction of a competitive natural astaxanthin product. Any significant decrease in the market price for synthetic astaxanthin is likely to have an adverse effect on the market price for the Company's natural astaxanthin product, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     RISKS ASSOCIATED WITH POTENTIAL JOINT VENTURE. Pursuant to the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute the ten-acre natural astaxanthin production facility in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised replacement value of this production facility in return for its 50% stake. Under the Cultor Distribution and Development Agreement, Cultor also has the option to acquire a further 25% stake in the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. The formula provides that the purchase price for the additional shares to be acquired by Cultor from Aquasearch will equal the greater of (i) $1 million, (ii) half of the current replacement value of the astaxanthin production facility initially contributed by Aquasearch or (iii) an amount equal to X multiplied by Y; where "X" equals the difference between the Transfer Price (as defined) and the Aquasearch Production Costs (as defined) for the six-month period commencing on November 1, 1998 and ending on April 30, 1999 and "Y" equals six (or, in other words, an amount equal to twelve times annualized operating profit in the last six months of the third year of the contract).

     The decision to form, and the timing of the decision to form, the new joint venture company is solely within the discretion of Cultor and may occur at any time prior to September 24, 1999. Similarly, the decision to exercise, and the timing of the decision to exercise, the option to purchase from Aquasearch a further 25% stake in the new joint venture company (thus increasing Cultor's stake to 75%) is solely within the discretion of Cultor and may occur at any time prior to September 24, 1999. There can be no assurance that the Company will have developed markets for its natural astaxanthin product other than animal feed and animal nutrition at the time, if any, that Cultor exercises its option to form the joint venture company. Similarly, there can be no assurance that the Company will have developed microalgal products other than natural astaxanthin at the time, if any, that Cultor exercises its option to form the joint venture company.

     CUSTOMER CONCENTRATION. The Company has entered into a three-year exclusive Distribution and Development Agreement with Cultor with respect to the production, sale and use of natural astaxanthin in the field of animal feed and animal nutrition worldwide. The failure of the Company to gain additional customers for its natural astaxanthin product in other applications and customers for its other potential products, the loss of Cultor or any potential corporate partner as a customer, or a significant reduction in the level of sales to Cultor or any potential corporate partner could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     RELIANCE ON CORPORATE PARTNER RELATIONSHIPS. An important element of the Company's business strategy involves developing strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgal products that the Company intends to develop. In May 1996, the Company executed the three-year exclusive Cultor Distribution and Development Agreement with Cultor covering the production and distribution of the Company's natural astaxanthin product worldwide in the field of animal feed and animal nutrition.

     The Company intends to enter into strategic relationships with other companies to apply its technology, fund development, commercialize future products, and assist in obtaining regulatory approvals. There can be no assurance that any of the Company's present or future corporate partners will perform their obligations as expected or devote sufficient resources to the development, testing or marketing of the Company's potential products developed under such arrangements. Any parallel development by a strategic partner of alternative technologies or products, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a strategic partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company's agreements with its consultants and corporate partners are complex. There may be provisions within such agreements that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to delays in research, development or commercialization of certain products, or could result in litigation or arbitration, which could be time-consuming and expensive, and could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     There can be no assurance that the Company will be able to maintain or expand its relationships with its existing corporate partners or to replace its existing corporate partners in the event any such relationship were terminated. In the event of the termination of the Cultor Distribution and Development Agreement, the Company's ability to distribute its natural astaxanthin product in the field of animal feed and animal nutrition would be materially adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's primary strategy for the development, regulatory approval, production and commercialization of certain of its products is to enter into collaborations with various corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be beneficial to the Company. To the extent that the Company is not able to establish such arrangements, it would face increased capital requirements to undertake such activities at its own expense and might encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected.

     COMPETITION. Competition in the world market for astaxanthin is intense and is expected to increase significantly in the near future. The Company's natural astaxanthin product will compete directly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than the Company as well as a worldwide reputation and dominant market share. In addition, at least three companies, Astacarotene, Heliosynthese and Cyanotech, have either announced plans to produce natural astaxanthin from microalgae or have produced small quantities for test and commercial purposes. Moreover, Cyanotech has recently announced plans to enter into large scale commercial production of natural astaxanthin during the next six months.

     The Company's natural astaxanthin product is expected to compete with synthetic astaxanthin (and any other alternative products) primarily on the basis of product performance, price and proprietary position. Although Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, there can be no assurance that Hoffman-LaRoche will maintain the price of its synthetic astaxanthin product in response to the introduction of any competing natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. The existence of products of which the Company is not aware, or products that may be developed in the future, may also adversely affect the marketability of the Company's natural astaxanthin product.

     Aquasearch anticipates that competition to develop microalgal products other than natural astaxanthin will also be intense. The Company's competitors for these potential products are expected to include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than those of Aquasearch. In addition, other emerging marine bioscience companies, similar to Aquasearch, may form collaborations with large established companies to support research, development and commercialization of products that may be competitive with future products of Aquasearch. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products competitive with those of Aquasearch on their own or through joint ventures. The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may adversely affect the marketability of additional products developed by Aquasearch.

     Aquasearch believes that its AGM and related microalgae cultivation technologies currently offer significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to cultivate hundreds of microalgal species at commercial scale that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that its AGM and related microalgae cultivation technologies compare favorably with other known closed systems with respect to capital and operating costs. However, the existence of technology of which Aquasearch is not aware, or technology that may be developed in the future, may adversely affect the technical and competitive advantages that Aquasearch currently believes it holds compared with competing open pond and known closed system microalgae cultivation technologies.

     Aquasearch's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, successfully perform its collaboration agreements with its corporate partners, implement research and development and production plans, obtain patent protection and secure adequate capital sources.

     DEPENDENCE ON KEY PERSONNEL. The Company's prospects depend to a significant extent upon certain members of senior management, including, in particular, Mark E. Huntley, Ph.D., the Company's Chairman, President and Chief Executive Officer. The Company does not maintain key man life insurance on Dr. Huntley and has no employment agreement with Dr. Huntley or any other senior executives. The loss of any senior executive or other key employee could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company is highly dependent on its ability to attract and retain key scientific, technical, management and operating personnel, including consultants and members of its Scientific Advisory Board. As the number of qualified marine and aquatic microbiologists is limited, competition for such personnel is intense. The Company will need to develop expertise and add skilled employees or retain consultants in such areas as research and development, clinical testing, government approvals, manufacturing and marketing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed in these areas. The Company currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

      Members of the Company's Scientific Advisory Board assist the Company in optimizing its production and processing methods and formulating research and development strategy pertaining to both existing and potential microalgal products. Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members.

     RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. To date, the Company has been engaged almost exclusively in research and development activities. The Company is in the process of transitioning toward becoming a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business, financial condition, results of operations and relationships with its corporate partners. Although the Company believes that its systems and controls are adequate to address its current needs, there can be no assurance that such systems will be adequate to address future expansion of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of any future expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. There can be no assurance that the Company will be successful in these efforts.

     RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS AND PRODUCT DEVELOPMENT. Other than its natural astaxanthin product, the Company currently has no products actively under development. The Company believes that its near-term prospects are substantially dependent on the expansion of the worldwide market for natural astaxanthin and the Company's ability to successfully develop and commercialize new products and penetrate new markets. There can be no assurance that the Company can successfully develop its natural astaxanthin or any other potential microalgae products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The Company has no experience marketing its products directly and is presently entirely dependent on the marketing skills and efforts of its corporate partners. There can be no assurance that the marketing efforts of such corporate partners will be successful or whether such corporate partners will eventually compete with the Company or assist the Company's competitors. Many other companies have significantly greater marketing and product development experience and resources to devote to marketing and product development than the Company. The Company has entered into, and expects to enter into additional, selected strategic alliances with third parties for product development, marketing and sales. There can be no assurances regarding the performance of such third parties, or the overall success, if any, of such strategic alliances. The inability of the Company to successfully develop or commercialize its natural astaxanthin or any potential microalgae products would have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNPREDICTABILITY OF INTELLECTUAL PROPERTY PROTECTION. Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. For further information regarding the risks associated with intellectual property matters, see "Part I, Item 1, Description of Business - Patents, Licenses and Proprietary Technology."

     UNCERTAINTY REGARDING OBTAINING AND MAINTAINING GOVERNMENT APPROVALS. Aquasearch's natural astaxanthin product, potential products and its research and production activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA. For further information regarding the risks associated with obtaining and maintaining government approvals, see "Part I, Item 1, Description of Business - Government Regulation."

     CONCENTRATION OF PRODUCTION CAPACITY; RELIANCE ON CLIMATIC CONDITIONS. All of the Company's production capacity is currently located at its Kailua-Kona, Hawaii facility, on property leased from the State of Hawaii and situated on a 200-year-old lava flow adjacent to a dormant volcano. The Company maintains minimal finished goods inventory. In the event that production at, or transportation from, such facility (or any other facility that the Company might construct in the Ka'u Region of the Big Island of Hawaii pursuant to the C. Brewer Transaction) were interrupted by fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster, work stoppage, termination or suspension of the

Company's facility lease at the Host Park by the State of Hawaii for public use or similar purposes, other regulatory actions or any other cause, the Company would be unable to continue to produce its products at such facility. Such an interruption would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     Due to the importance of sunlight and a consistent warm temperature for microalgae growth, the Company's production may be significantly affected by weather patterns. Any unseasonably cool or cloudy weather would adversely impact the Company's production and could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. The Company currently has a distribution arrangement with Cultor, a Finnish company. The Company expects that international sales will represent a significant portion of its revenue for the foreseeable future because aquaculture production, the primary market for natural astaxanthin today, is more highly developed in Europe and Asia than in the United States. The Company's business, financial condition and results of operations may be materially and adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although the Cultor Distribution and Development Agreement provides that sales will be denominated in United States dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.

     PRODUCT LIABILITY. The Company faces an inherent business risk of exposure to product liability claims alleging that the use of its technology or products resulted in adverse effects. There can be no assurance that the Company's current level of product liability insurance together with indemnification rights under its existing license agreements and other collaborative arrangements will be adequate to protect the Company. It is uncertain whether the Company will be able to obtain increased levels of insurance as the Company grows, that any level of insurance would be economically practical or that it would be able to renew its current or future policies. A product liability claim or recall in excess of insured amounts or amounts recoverable under applicable contractual arrangements could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     CONCENTRATION OF STOCK OWNERSHIP. Based upon shares of Common Stock that will be outstanding as of the date hereof, the Company's directors and executive officers, as a group, beneficially own approximately 22.55% of the Company's outstanding Common Stock. As a result, these stockholders will have the ability to strongly influence the actions of the Board of Directors and the outcome of actions that are brought before the stockholders for approval. Such a high level of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of Common Stock.

     POSSIBLE VOLATILITY OF STOCK PRICE; LIMITED LIQUIDITY; ABSENCE OF DIVIDENDS. The market price of the Common Stock has historically experienced a high level of volatility and may continue to experience high volatility in the foreseeable future. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential benefits relating to products under development by the Company or its competitors, general regulatory developments affecting the Company's products in both the United States and foreign countries, market conditions for life sciences companies in general and economic and other internal and external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the Company's business or the future market price of the Common Stock. Since the Company's initial public offering of Common Stock in January 1989, the average daily trading volume in the Common Stock as reported on the Nasdaq Electronic Bulletin Board has been relatively low. See "Price Range of Common Stock." There can be no assurance that a more active public trading market will develop for the Common Stock in the near future. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to do so for the foreseeable future.

     RISKS ASSOCIATED WITH LOW-PRICED "OVER-THE-COUNTER" SECURITIES. The Company's Common Stock is currently traded in the "over-the-counter market" in the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). See "Price Range of Common Stock." Securities of companies traded on the NASD Electronic Bulletin Board are generally more difficult to dispose of and to obtain accurate quotations as to price than securities of companies that are traded on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The rules and regulations of the Securities and Exchange Commission (the "Commission") generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq or a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     In addition, trading in the Company's securities is currently subject to Rule 15g-9 promulgated under the Exchange Act for non-Nasdaq and non-exchange listed securities. Pursuant to Rule 15g-9, broker/dealers who recommend the Company's securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

     The impact of the regulations applicable to penny stocks on the Company's securities is to reduce the market liquidity of the Company's securities by limiting the ability of broker/dealers to trade the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. The low price of the Company's Common Stock also has a negative effect on the amount and percentage of transaction costs paid by individual shareholders and the potential ability of the Company to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of certain institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and certain brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks. In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher priced stocks, the current low share price of the Common Stock results in individual shareholders paying transaction costs that are a higher percentage of their total share value than would be the case if the Company's share price were substantially higher.

     The Company intends to apply for listing on the Nasdaq SmallCap Market as soon as it meets the eligibility requirements. Under existing Nasdaq rules, in order to be eligible for listing on the Nasdaq SmallCap Market, the Company's Common Stock must maintain a minimum bid price of $3.00, the Company must have a minimum shareholders' equity of $2 million, total assets of at least $4 million and at least two market makers. Nasdaq has recently proposed more stringent financial requirements for listing on the Nasdaq SmallCap Market that would require that (i) the Common Stock have a minimum bid price of $4.00, (ii) the Company have minimum tangible net assets (total assets less total liabilities and goodwill) of $4 million or a market capitalization of at least $50 million or net income of at least $750,000 in two of the three prior years, (iii) the Company have a public float of at least one million shares with a market value of at least $5 million and (iv) the Common Stock have at least three market makers and be held of record by at least 300 shareholders. The Company's Board of Directors believes that it is in the best interests of the Company and its shareholders for the Company's Common Stock to be included for trading on the Nasdaq SmallCap Market. If and when the Company were to meet all of the requirements to be listed on the Nasdaq SmallCap Market other than the minimum trading price requirement, the Company's Board of Directors would probably recommend that the Company effect a reverse stock split in order to meet the minimum trading price listing requirement. Any such reverse stock split would require shareholder approval. There can be no assurance that the Company will attain the listing requirements for the Nasdaq SmallCap Market or that any proposed reverse stock split will be approved by the shareholders or successfully implemented following such approval.

     POTENTIAL ADVERSE EFFECT OF EXERCISE OF WARRANTS AND SALES OF WARRANT COMMON STOCK. As of October 31, 1996, the Company had outstanding 1,008,950 Common Stock Purchase Warrants (the "Warrants") that have an exercise price of $1.00 per share and 25,974 Common Stock Purchase Warrants that have an exercise price of $0.21 per share. The exercise of the outstanding Warrants will dilute the percentage ownership of the holders of the Common Stock, and any sales in the public market of Common Stock issuable upon the exercise of the Warrants (the "Warrant Common Stock") may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such Warrants can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the outstanding Warrants.

     POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. The Warrants are subject to redemption by the Company at a price of $.01 each, commencing on February 1, 1997, on at least 30 days' prior written notice, if the average closing bid price of the Common Stock as reported on The Nasdaq SmallCap Market, if traded thereon, or, if not traded thereon, the average closing sale price if listed on a national securities exchange (or other reporting system that provides last sale prices), or, if not traded thereon, the average of the closing bid prices on the NASD Electronic Bulletin Board, equals or exceeds $1.50 per share (subject to adjustment for stock splits, stock dividends and similar events) for a period of 20 trading days during any 30 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. Upon the giving of such notice of redemption, holders of the Warrants will lose their right to exercise the Warrants, except during such 30-day notice of redemption period. Upon the receipt of a notice of redemption of the Warrants, the holders thereof would be required to (i) exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so; (ii) sell the Warrants at the then market price, if any, when they might otherwise wish to hold the Warrants; or (iii) accept the redemption price which is likely to be substantially less than the market value of the Warrants at the time of redemption.

     POTENTIAL ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK. The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" Preferred Stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board of Directors from time to time. As a result, the Board of Directors is empowered, without further shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present plans to issue any shares of Preferred Stock, there can be no assurance that the Company will not issue Preferred Stock at some time in the future.

     SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS. As of October 31, 1996, the Company had 40,829,331 shares of Common Stock outstanding, of which 31,996,488 are freely tradeable under the Securities Act. The 8,832,843 shares are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act and may be sold pursuant to Rule 144 during certain periods noted below. All of such 8,832,843 securities will become eligible for resale without registration under the Securities Act of 1933 after April 29, 1997. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility exists, however, that substantial amounts of Common Stock may be sold in the public market which may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

ITEM 7.  FINANCIAL STATEMENTS.

     Audited balance sheets as of October 31, 1996, 1995 and 1994 and the related statements of loss and accumulated deficit, cash flows and Stockholders' equity for the years ended October 31, 1996, 1995 and 1994 (and from inception to October 31, 1996) together with related notes and the reports of Ernst & Young LLP and Johnson, Holscher & Co., independent auditors, appear on pages F-1 through F-19 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 1996.

     In connection with the preparation of the audited financial statements for fiscal 1996, the Company determined that it would be in the best interests of the Company and its stockholders to retain the national accounting firm of Ernst & Young LLP to serve as its independent auditors. This change was more time consuming than the Company initially anticipated and was not completed until February 7, 1997. On February 9, 1997, the Company filed a Current Report on Form 8-K with the Commission to announce the change in auditors, as is required by the rules and regulations of the Commission. Set forth below is the text of that Form 8-K:

"ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

          Johnson, Holscher & Company, P.C. ("Johnson Holscher") was previously the principal accountants for Aquasearch, Inc. (the "Company"). On February 9, 1997, that firm's appointment as principal accountants was terminated by dismissal and Ernst & Young LLP was engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

     In connection with the audits of the two fiscal years ended October 31, 1994 and 1995 and the subsequent interim period through February 9, 1997, there were no disagreements between Johnson Holscher and the Company with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Johnson Holscher's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit reports of Johnson Holscher on the financial statements of the Company as of and for the years ended October 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows with respect to the 1994 audit report:

     As shown in the financial statements, the Company incurred a net loss of $240,090 for the year ended October 31 1994, and has incurred substantial net losses for each of the past five years. These factors, and others discussed in Note 6, indicate that there is substantial doubt about the Company being able to continue in existence. Accordingly, the assets and the liabilities of the Company have been written down to liquidation basis."


                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS: COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The Company has a total of three (3) directors, constituting the entire Board of Directors. The Company's Bylaws provide that the directors shall hold office for one-year terms and thereafter until their successors shall have been elected and qualified. The executive officers serve at the pleasure of the Board of Directors. The names, ages, positions and terms of office of the executive officers and directors of the Company are:

Name and Age:      Dr. Mark E. Huntley (46)
Address:           73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740
Office:            Director; President, Chief Executive Officer & Chairman of the Board
Since:             1988

Name and Age:      Dr. Pearn P. Niiler (59)
Address:           73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740
Office:            Director
Since:             1988

Name and Age:      Mr. Michael C.B. Smith (41)
Address:           73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740
Office:            Director
Since:             1996

The names, ages, positions and duration of employment of other key employees are:

Name and Age:      John J. Emerick, Jr.; (32)
Address:           73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740
Position:          Vice President of Operations
Since:             1996

Name and Age:       Alexander B. Leonard, Ph.D.; (34)
Address:            73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740
Position:           Vice President of Manufacturing
Since:              1996

BUSINESS EXPERIENCE

     MARK E. HUNTLEY, Ph.D., is a co-founder of Aquasearch, a co-inventor of the Aquasearch Growth Module and has served as the President, Chief Executive Officer and Chairman of the Board since inception. Dr. Huntley has served as a research biologist at Scripps Institution of Oceanography, University of California, San Diego since 1980. Dr. Huntley has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. Dr. Huntley serves on the Executive Committee of the Global Ocean Ecosystem Dynamics program, a component of the United States Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. Dr. Huntley has served as an advisor to numerous international, national and state agencies, including The United States State Department, the United States Department of the Interior and the White House Office of Science and Technology Policy. Dr. Huntley received a B.Sc. degree (SUMMA CUM LAUDE) in Biological Oceanography from the University of Victoria, Canada 1976 and a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980.

     PEARN P. NIILER, Ph.D., has been a consultant to the Company since 1990 and has served as a director of the Company since 1991. Dr. Niiler is an expert in applied mathematics and fluid dynamics and was a co-inventor of various processes used in the Aquasearch Growth Module. Dr. Niiler is a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University and has published more than 125 scientific papers. Dr. Niiler received his B.S. in Mechanics Engineering from Lehigh University, earned honors as a Fulbright Scholar at Cambridge University, England, and was awarded a Ph.D. in Applied Mathematics as a Woodrow Wilson Fellow from Brown University. Dr. Niiler has invented certain oceanographic instrumentation technologies that are now in commercial production with sales of $6 million annually.

     MICHAEL C.B. SMITH has been a consultant to the Company since 1993 and has served as a director of the Company since March 1996. Mr. Smith was primarily responsible for structuring and negotiating the terms of the Company's strategic relationships with Svenska Foder and Cultor. Mr. Smith spent ten years as a senior executive with Whitbread Plc of England (one of Britain's largest leisure retailers and brewers). With Whitbread he held positions of President and CEO of Keg Restaurants Ltd (a $200 million-turnover company operating in Canada, USA and Australia); CEO of a franchised fast food chain based in Britain; and VP Marketing for Whitbread's most profitable retail concept. Mr. Smith received his MBA from Cranfield Institute of Technology.

     JOHN J. EMERICK has served as the Company's Business Manager since July 1995 and its Vice President of Operations since August 1996. Prior to joining Aquasearch, Mr. Emerick served as Team Manager in a Florida pulp mill for Proctor & Gamble, where he was engaged in production management and engineering development during the period from June 1985 to June 1987. From June 1987 to March 1992, Mr. Emerick served in various positions, including Top Engineering Executive, for Tetra-Pak Materials, Inc., an international packaging conglomerate, in which he was responsible for all engineering processes in the plant, including research, implementation and training. During the period from July 1992 to February 1995, Mr. Emerick served as General Manager of Advanced Neuro Dynamics of Honolulu, the largest NLP seminar and training company in the world. Mr. Emerick received his B.A. in Mechanical Engineering (HIGH HONORS) from Georgia Tech University in 1985.

     ALEXANDER B. LEONARD, Ph.D., has served as the Company's Director of Manufacturing since August 1995 and as Vice President of Manufacturing since March 1996. Prior to joining Aquasearch, Dr. Leonard served as Project Manager and Principal Scientist for CalBioMarine Technologies, Inc., a research-stage marine biotechnology company, from October 1992 to July 1995. At CalBioMarine Technologies, Inc., Dr. Leonard designed and operated cultivation systems for marine microalgae and invertebrates on projects funded by the National Science Foundation and the National Institutes of Health. Dr. Leonard received a B.A. in Zoology (SUMMA CUM LAUDE) from Trinity College, Dublin in 1984 and a Ph.D. in Marine Biology from Scripps Institution of Oceanography, University of California, San Diego in 1992.

OTHER DIRECTORSHIPS

     No directors held directorships in any other reporting companies.

FAMILY RELATIONSHIPS

     There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      No director, executive officer, or control person of the Company has been involved in any of the following legal proceedings: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior at that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the information, on an accrual basis, with respect to the compensation of Mark E. Huntley, Ph.D., the Chief Executive Officer of the Company, for the three fiscal years ended October 31, 1996.

                             YEAR ENDED     SALARY/OTHER       STOCK         NO. OF SECURITIES
NAME AND POSITION            OCTOBER 31,    COMPENSATION      AWARDS(1)      UNDERLYING OPTIONS
--------------------------   -----------    ------------      -----------    ------------------
Mark E. Huntley,Ph.D.,          1996         $      0(2)             $0               0
President and Chief             1995         $      0(2)       $198,000(3)        1,665,250(4)
Executive Officer               1994         $      0(2)       $ 60,000(5)            0

(1) The dollar value of each of the restricted stock awards in the table above was determined by multiplying the closing bid price of the Company's Common Stock on the date of grant of the stock award by the number of shares awarded.

(2) Dr. Huntley has at all times during 1994, 1995 and 1996 served as a consultant to the Company while continuing his employment as a research biologist at Scripps Institute of Oceanography, University of California, San Diego. Pursuant to the rules and regulations of the Commission, however, Dr. Huntley's position as President and Chief Executive Officer of the Company qualifies him as an employee of the Company. Notwithstanding this, all compensation paid to Dr. Huntley to date has been as though he was an independent consultant to the Company.

(3) On August 24, 1995, the Company returned to Dr. Huntley 1,320,000 shares of Common Stock from the 4,635,575 shares of Common Stock that Dr. Huntley had gifted to the Company in 1989. Although the Company had intended this transaction to qualify as a return of capital to Dr. Huntley without any tax or other consequences to the Company or Dr. Huntley, under the rules and regulations of the Commission, this transaction qualifies as a stock grant in return for prior services. The closing bid price of the Common Stock on the date of grant was $0.15 per share.

(4) On August 1, 1995, the Board of Directors granted a stock option to Dr. Huntley, with a term of seven years, payable, if exercised, by a promissory note payable over 3 years with interest at 5% per annum, to purchase up to 1,665,250 shares of Common Stock at an exercise price of $0.0625 per share.

(5) On May 2, 1994, the Board of Directors authorized and approved the issuance of 400,000 shares of Common Stock to Dr. Huntley for past services. The closing bid price of the Company's Common Stock on May 2, 1994 was at $0.08 per share.

     The total annual salary and bonus for any other executive officer did not exceed $100,000 for the fiscal year ended October 31, 1996.

STOCK OPTION GRANTS

     There were no individual grants of stock options made to any executive officers or directors during the fiscal year ended October 31, 1996. The following table sets forth information concerning individual grants of stock options made to all employees of the Company during the fiscal year ended October 31, 1996:

                                 NUMBER OF        % OF TOTAL
                                 SECURITIES     OPTIONS GRANTED     EXERCISE
                                 UNDERLYING     TO EMPLOYEES IN     OR BASE         EXPIRATION
NAME AND POSITION                 OPTIONS         FISCAL YEAR      PRICE ($/SH)        DATE
--------------------------       ----------     ---------------    ------------     -----------
John J. Emerick, Vice            100,000(1)          55.6%         $0.61/share       8/l/2002
President of Operations

Alexander B. Leonard, Ph.D.,      50,000(2)          27.8%         $0.61/share       8/l/2002
Vice President of Manufacturing

Georgia Malan                     30,000(3)          16.6%         $0.61/share       8/1/2002

(1) On August 1, 1995, the Company granted a stock option to Mr. Emerick to purchase 100,000 shares that would vest on July 25, 1996 at an exercise price equal to the closing bid price of the Common Stock on July 25, 1996. The closing bid price of the Common Stock on July 25, 1996 was $0.61 per share.

(2) On August 1, 1995, the Company granted a stock option to Dr. Leonard to purchase 50,000 shares that would vest on July 25, 1996 at an exercise price equal to the closing bid price of the Common Stock on July 25, 1996. The closing bid price of the Common Stock on July 25, 1996 was $0.61 per share.

(3) On August 1, 1995, the Company granted a stock option to Ms. Malan to purchase 30,000 shares that would vest on July 25, 1996 at an exercise price equal to the closing bid price of the Common Stock on July 25, 1996. The closing bid price of the Common Stock on July 25, 1996 was $0.61 per share.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR

     No stock options or stock appreciation rights were exercised by any executive officers or directors of the Company during the fiscal year ending October 31, 1996.

OPTION VALUES

     The following table sets forth information with respect to the value of unexercised options held by executive officers as of October 31, 1996:

                         FISCAL YEAR-END OPTION VALUES

                                        NUMBER OF SECURITIES
                                       UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                                             OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                           FISCAL YEAR END                      FISCAL YEAR END(1)
                                    ------------------------------       -------------------------------
NAME                                EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
--------------------------------    -----------      -------------       -----------       -------------
Mark E. Huntley, Ph.D. . . . . .     1,665,250           -0-              $528,717               -0-


--------------
(1) Value of unexercised options is based on the closing bid price of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on October 31, 1996 ($0.38) minus the exercise price.

LTIP AWARDS DURING FISCAL YEAR

     No long term incentive plan awards were made to any executive officers or directors of the Company during the fiscal year ending October 31, 1996.

COMPENSATION OF DIRECTORS

     As of October 31, 1996, no director had received any compensation for any service provided to the Company as a director.

EMPLOYMENT CONTRACTS

     There are currently no employment contracts or change-in-control arrangements between the Company and any director or executive officer.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Mark E. Huntley, Ph.D. is the only person who owns of record or is known to the Company to own beneficially more than five percent (5%) of the shares of Common Stock of the Company as of October 31, 1996. The following table sets forth information regarding the security ownership of the Company's directors and officers.

   TITLE                NAME AND ADDRESS                NATURE OF                          PERCENT
  OF CLASS             OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP    NO. OF SHARES   OF CLASS(2)
------------     --------------------------------  --------------------    --------------  -----------
  Common             Mark E. Huntley, Ph.D.               Direct            5,683,186(1)      13.92%
                 73-4460 Queen Ka'ahumanu Highway
                           Suite 110
                    Kailua-Kona, Hawaii 96740

(1) Includes stock options to purchase an aggregate of 1,665,250 shares of Common Stock at an exercise price of $0.0625 per share with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum.
(2) The percent of class is calculated on the basis of the amount of outstanding securities as of October 31, 1996.

SECURITY OWNERSHIP OF MANAGEMENT

     Certain information with respect to the holdings of Common Stock of the directors and executive officers of the Company as of October 31, 1996 is set forth in the table below.

  TITLE               NAME AND ADDRESS                       NATURE OF              NO. OF           PERCENT
 OF CLASS            OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       SHARES(1)        OF CLASS
----------    ------------------------------------      --------------------     --------------    ----------
Common               Mark E. Huntley, Ph.D.                   Direct               5,683,186(2)      13.92%
                    73-4460 Queen Ka'ahumanu
                Highway, Suite 110, Kailua-Kona,
                          Hawaii 96740

Common                Pearn P. Niiler, Ph.D.                  Direct               1,918,402(3)       4.70%
                    73-4460 Queen Ka'ahumanu
                Highway, Suite 110, Kailua-Kona,
                          Hawaii 96740

Common                  Michael C.B Smith                     Direct               1,961,050(4)       4.80%
                    73-4460 Queen Ka'ahumanu
                Highway, Suite 110, Kailua-Kona,
                          Hawaii 96740

                   All Executive Officers and                 Direct               9,562,638(5)      23.42%
                     directors as a group
                        (3 in number)

(1) Applicable percentage ownership is based on 40,829,331 shares of Common Stock outstanding as of October 31, 1996 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options currently exercisable or within 60 days after October 31, 1996 are deemed outstanding for purposes of computing the percentage ownership of the persons holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
(2) Includes 1,655,250 shares subject to options that are exercisable within 60 days after October 31, 1996.
(3) Includes 1,291,050 shares subject to options that are exercisable within 60 days after October 31, 1996.
(4) Includes 1,741,050 shares subject to options that are exercisable within 60 days after October 31, 1996.
(5) Includes a total of 4,847,350 shares subject to options that are exercisable within 60 days after October 31, 1996.

CHANGES IN CONTROL

     The Company is not aware of any arrangements which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two years, the Company has not been a party to any transaction or series of similar transactions exceeding $60,000 in which any of the following persons had a direct or indirect material interest: (1) any director or executive officer of the Company; (2) any nominee for election as a director; (3) any person who owns of record or is known to the Company to own beneficially more than 5 % of the shares of common stock of the Company; or (4) any member of the immediate family of any of the foregoing persons.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

     3.1 Articles of Incorporation of the Registrant. (Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended October 31, 1995).

     3.2 Articles of Amendment to Articles of Incorporation, filed October 4, 1996. (Filed herewith).

     3.3 Bylaws. (Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995).

     4.1  Form of 1996 Bridge Note (Filed herewith).

     4.2  Form of Private Placement Warrant (Filed herewith).

    10.1 Distribution and Development Agreement, dated May 14, 1996, between the Company and Cultor. (Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 14, 1996.)

    10.2 Stock Subscription Agreement, dated May 14, 1996, between the Company and Cultor. (Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 14, 1996.)

    10.3 Amended Keahole Point Facilities Use Agreement dated August 22, 1996, by and between The Natural Energy Laboratory of Hawaii Authority and the Company. (Filed herewith).

     27   Financial Data Schedule.  (Filed herewith).

REPORTS ON FORM 8-K

     On September 12, 1996, the Company filed a Current Report on Form 8-K including the text of Cultor Distribution and Development Agreement and the Cultor Stock Subscription Agreement.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on April 21, 1997, on its behalf by the undersigned, thereunto duly authorized.

                                          AQUASEARCH, INC.


                                          By  /s/ Mark E. Huntley
                                             -------------------------------
                                                  Mark E. Huntley
                                                  Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                               Date



/s/ Mark E. Huntley                     April 21, 1997
---------------------------
Mark E. Huntley
Director, President, CEO & Chairman
of the Board of Directors



/s/ Pearn P. Niiler                     April 21, 1997
--------------------------
Pearn P. Niiler
Director



/s/ Michael C.B. Smith                  April 21, 1997
--------------------------
Michael C.B. Smith
Director

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements


                   Years ended October 31, 1996, 1995 and 1994



                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-2
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . F-3


Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Statements of Loss and Accumulated Deficit . . . . . . . . . . . . . . . . . F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . . F-7
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .F-13

                         Report of Independent Auditors


The Board of Directors
Aquasearch, Inc.

We have audited the accompanying balance sheet of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1996, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the year then ended and for the period from inception to October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of October 31, 1995 and 1994, and for the period from inception to October 31, 1995, were audited by other auditors whose report dated December 2, 1995 except for Note 5 dated January 26, 1996, and Note 8 dated April 6, 1997, expressed an unqualified opinion on those statements. The financial statements for the period from inception to October 31, 1995 include no revenues and a net loss of $1,616,518. Our opinion on the statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the period from inception to October 31, 1996, insofar as it relates to amounts for prior periods through October 31, 1995, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1996, and the results of its operations and its cash flows for the year then ended and the period from inception to October 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 1996 raise substantial doubt about its ability to continue as a going concern. The October 31, 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                    SIGNATURE


March 11, 1997
Honolulu, Hawaii

                                 [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Aquasearch, Inc.
San Diego, California


We have audited the accompanying balance sheets of Aquasearch, Inc. (a development stage enterprise) (a Colorado corporation) as of October 31, 1995, 1994 and 1993, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for the years then ended and for the period from inception to October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1995, 1994 and 1993, and the results of its operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from inception to October 31, 1995, in conformity with generally accepted accounting principles.

Englewood, Colorado
December 2, 1995 except
Note 5 dated January 26, 1996
and Note 8 dated April 6, 1997                    /s/ Johnson, Holscher & Co.
                                                    PROFESSIONAL CORPORATION

                                 AQUASEARCH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                                               OCTOBER 31
                                                                                                  1995
                                                                                              (AS RESTATED)
                                                                                    1994         (NOTE 8)         1996
                                                                                 ---------    --------------  ----------
ASSETS
Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,213     $   27,208     $  187,166
   Cash in escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,000             --        460,980
   Accounts receivable - employees/affiliates. . . . . . . . . . . . . . .              --             --          1,933
   Stock subscriptions receivable. . . . . . . . . . . . . . . . . . . . .              --         35,000             --
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          9,177          5,534
   Refundable deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           1,207          2,535          3,145
                                                                                ----------     ----------     ----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          87,420         73,920        658,758
                                                                                ----------     ----------     ----------

Plant and equipment - at cost: . . . . . . . . . . . . . . . . . . . . . .
   Plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        408,219        676,709
   Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          7,740         68,349
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .              --           (320)       (35,876)
                                                                                ----------     ----------     ----------
Net plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .              --        415,639        709,182
                                                                                ----------     ----------     ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   87,420     $  489,559     $1,367,940
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   21,866     $  233,181     $  466,165
   Deposits held . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,000             --        460,980
   Notes payable (NOTE 2). . . . . . . . . . . . . . . . . . . . . . . . .              --             --        150,000
                                                                                ----------     ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         106,866        233,181      1,077,145
                                                                                ----------     ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.0001 par value, 100,000,000 shares authorized,
   40,829,331 shares outstanding). . . . . . . . . . . . . . . . . . . . .           3,467          4,379          5,204
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .       1,141,060      1,902,785      3,234,309
Deficit accumulated during the development stage . . . . . . . . . . . . .      (1,163,973)    (1,650,786)    (2,948,718)
                                                                                ----------     ----------     ----------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . .         (19,446)       256,378        290,795
                                                                                ----------     ----------     ----------
Total liabilities and stockholders' equity (deficit) . . . . . . . . . . .      $   87,420     $  489,559     $1,367,940
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------

                              SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                                                                 FOR THE YEARS ENDED OCTOBER 31
                                                                          FROM INCEPTION                      1995
                                                                          TO OCTOBER 31,                 (AS RESTATED)
                                                                              1996            1994          (NOTE 8)         1996
                                                                          ------------   -------------   -------------  -----------
OPERATIONS
Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    10,000    $        --     $        --    $    10,000
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,226             --              --         21,226
Research and development costs . . . . . . . . . . . . . . . . . . . .      1,092,766         27,063          89,264        648,601
                                                                          ------------   ------------    ------------   ------------
Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . . . . .     (1,103,992)       (27,063)        (89,264)      (659,827)

General and administrative expenses. . . . . . . . . . . . . . . . . .      1,633,197        115,131         393,171        640,702
                                                                          ------------   ------------    ------------   ------------



Earnings (loss) from operations. . . . . . . . . . . . . . . . . . . .     (2,737,189)      (142,194)       (482,435)    (1,300,529)

OTHER INCOME (EXPENSE)
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,647)            --          (1,762)         2,597
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,016)          (800)         (2,616)            --
Investment in joint venture. . . . . . . . . . . . . . . . . . . . . .       (147,096)       (97,096)             --             --
                                                                          ------------   ------------    ------------   ------------

Total other income and (expense) . . . . . . . . . . . . . . . . . . .       (162,759)       (97,896)         (4,378)         2,597
                                                                          ------------   ------------    ------------   ------------

Earnings (loss) before income taxes and extraordinary item . . . . . .     (2,899,948)      (240,090)       (486,813)    (1,297,932)

Extraordinary item - loss on write down of assets
   to liquidation basis. . . . . . . . . . . . . . . . . . . . . . . .        (14,502)            --              --             --
                                                                          ------------   ------------    ------------   ------------

Earnings (loss) before income taxes. . . . . . . . . . . . . . . . . .     (2,914,450)      (240,090)       (486,813)    (1,297,932)

Federal and State income taxes . . . . . . . . . . . . . . . . . . . .             --             --              --             --
                                                                          ------------   ------------    ------------   ------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,914,450)      (240,090)       (486,813)    (1,297,932)

ACCUMULATED DEFICIT
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . .        (34,268)      (923,883)     (1,163,973)    (1,650,786)
                                                                          ------------   ------------    ------------   ------------
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . .    $(2,948,718)   $(1,163,973)    $(1,650,786)   $(2,948,718)
                                                                          ------------   ------------    ------------   ------------
                                                                          ------------   ------------    ------------   ------------

Loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     (0.14)   $     (0.01)    $     (0.02)   $     (0.03)
                                                                          ------------   -------------   -------------  -----------
                                                                          ------------   -------------   -------------  -----------

Weighted average shares outstanding. . . . . . . . . . . . . . . . . .      20,380,495     22,782,063     25,541,021     37,679,955
                                                                          ------------   -------------   -------------  -----------
                                                                          ------------   -------------   -------------  -----------

                                 SEE ACCOMPANYING NOTES.

                                     AQUASEARCH, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEARS ENDED OCTOBER 31
                                                                         FROM INCEPTION                     1995
                                                                         TO OCTOBER 31,                (AS RESTATED)
                                                                             1996            1994         (NOTE 8)         1996
                                                                         ------------   -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(2,914,450)     $(240,090)     $(486,813)   $(1,297,932)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,527             --             --             --
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,583             --            320         35,556
   Expenses paid with common stock . . . . . . . . . . . . . . . . . .       444,165         82,000        210,998         62,800
   Loss on write down of assets to liquidation basis . . . . . . . . .         5,392             --             --             --
   Changes in:
      Other current assets . . . . . . . . . . . . . . . . . . . . . .        (8,478)        (1,207)       (10,505)         3,033
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,933)            --        (35,000)        33,067
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       382,452          6,425        110,536        232,968
      Deposits held. . . . . . . . . . . . . . . . . . . . . . . . . .       460,980         85,000        (85,000)       460,980
                                                                         ------------     ----------     ----------   ------------
Cash used in operating activities. . . . . . . . . . . . . . . . . . .    (1,586,762)       (67,872)      (295,464)      (469,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets . . . . . . . . . . . . . . . . . . . . . . .      (654,642)            --       (315,180)      (329,099)
                                                                         ------------     ----------     ----------   ------------
Cash used in investing activities. . . . . . . . . . . . . . . . . . .      (654,642)            --       (315,180)      (329,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash (held in) released from escrow. . . . . . . . . . . . . . . . . .      (460,980)       (85,000)        85,000       (460,980)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .     2,816,193          7,500        571,580      1,326,600
Increase in notes payable. . . . . . . . . . . . . . . . . . . . . . .       179,800             --             --        150,000
Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (106,497)            --        (19,941)       (57,035)
                                                                         ------------     ----------     ----------   ------------
Cash provided by financing activities. . . . . . . . . . . . . . . . .     2,428,516        (77,500)       636,639        958,585
                                                                         ------------     ----------     ----------   ------------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . .       187,112       (145,372)        25,995        159,958
Cash, beginning of the period. . . . . . . . . . . . . . . . . . . . .            54        146,585          1,213         27,208
                                                                         ------------     ----------     ----------   ------------
Cash, end of the period. . . . . . . . . . . . . . . . . . . . . . . .   $   187,166      $   1,213      $  27,208    $  187,166
                                                                         ------------     ----------     ----------   ------------
                                                                         ------------     ----------     ----------   ------------

                          SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM INCEPTION TO OCTOBER 31, 1996


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Balance, October 31, 1988. . . . . . . .            20,000,000         $2,000         $ 72,730      $(101,984)        $(27,254)

Issuance of stock for cash
   ($0.05 per share)
   January 12, 1989. . . . . . . . . . .             4,000,000            400          165,291             --          165,691

Treasury shares acquired at
   no cost, January 1989 . . . . . . . .            (1,207,972)            --               --             --               --

Exercise of A warrants for cash
   ($0.12 per share)
   March 3, 1989 . . . . . . . . . . . .                55,000              5            6,595             --            6,600

Exercise of A warrants for
   cash ($0.12 per share)
   April 21, 1989. . . . . . . . . . . .                95,000             10           11,390             --           11,400

Exercise of A warrants for
   cash ($0.12 per share)
   June 5, 1989. . . . . . . . . . . . .                20,000              2            2,398             --            2,400

Treasury shares acquired at
   no cost, June 1989. . . . . . . . . .              (601,912)            --               --             --               --

Exercise of A warrants for
   cash ($0.12 per share)
   September 1989. . . . . . . . . . . .               177,500             19           21,281             --           21,300

Exercise of A warrants for
   cash ($0.12 per share)
   August 28, 1989 . . . . . . . . . . .               145,000             14           17,386             --           17,400

Exercise of A warrants for
   cash ($0.12 per share)
   October 30, 1989. . . . . . . . . . .                63,500              6            7,614             --            7,620

Treasury shares acquired at
   no cost, October 1989 . . . . . . . .            (9,388,954)            --               --             --               --


                           SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Rent provided at no charge . . . . . . .                    --         $   --         $  1,000      $      --         $   1,000

Loss for the year ended
   October 31, 1989. . . . . . . . . . .                    --             --               --       (183,333)        (183,333)
                                                    ----------        -------       ----------     -----------       ----------

Balance, October 31, 1989. . . . . . . .            13,357,162          2,456          305,685       (285,317)          22,824

Exercise of A warrants for
   cash ($0.12 per share)
   December 1989 . . . . . . . . . . . .               390,000             39           41,440             --           41,479

Exercise of A warrants for
   cash ($0.12 per share)
   January 1990. . . . . . . . . . . . .               224,000             23           26,857             --           26,880

Exercise of A warrants for
   cash ($0.12 per share)
   February 9, 1990. . . . . . . . . . .                80,000              8            9,592             --            9,600

Exercise of A warrants for
   cash ($0.12 per share)
   April 25, 1990. . . . . . . . . . . .                30,000              3            3,597             --            3,600

Exercise of A warrants for
   cash ($0.12 per share)
   May 14, 1990. . . . . . . . . . . . .                30,000              3            3,597             --            3,600

Issuance of stock for services
   ($0.05 per share) May 31, 1990. . . .               300,000             30           12,778             --           12,808

Exercise of A warrants for cash
   ($0.12 per share) June 28, 1990 . . .                15,000              1            1,789             --            1,790

Issuance of restricted stock for
   cash ($0.07 per share)
   August 8, 1990. . . . . . . . . . . .               140,000             14            9,786             --            9,800

Exercise of A warrants for
   cash ($0.12 per share)
   August 1990 . . . . . . . . . . . . .               110,000             11           13,169             --           13,180


                            SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Services provided at no
   charge, August 27, 1990 . . . . . . .                    --             --             (263)            --             (263)

Exercise of A warrants for
   cash ($0.12 per share)
   September 5, 1990 . . . . . . . . . .               160,000         $   16         $ 19,114      $      --        $  19,130

Exercise of A warrants for
   cash ($0.12 per share)
   October 1990. . . . . . . . . . . . .             1,753,000            175          209,385             --          209,560

Rent provided at no charge . . . . . . .                    --             --            1,000             --            1,000

Loss for the year ended
   October 31, 1990. . . . . . . . . . .                    --             --               --       (163,839)        (163,839)
                                                    ----------        -------       ----------     -----------       ----------

Balance, October 31, 1990. . . . . . . .            16,589,162          2,779          657,526       (449,156)         211,149

Issue stock in consideration for
   loans ($0.04 per share)
   September 1991. . . . . . . . . . . .               290,000             29           11,571             --           11,600

Sale of restricted stock for
   cash ($0.04 per share)
   October 1991. . . . . . . . . . . . .               125,000             13            4,988             --            5,000

Rent provided without charge . . . . . .                    --             --            1,000             --            1,000

Loss for the year. . . . . . . . . . . .                    --             --               --       (251,401)        (251,401)
                                                    ----------        -------       ----------     -----------       ----------

Balance, October 31, 1991. . . . . . . .            17,004,162          2,821          675,085       (700,557)         (22,652)

Restricted stock for past
   services ($0.04 per share)
   November 1991 . . . . . . . . . . . .                34,000              3            1,357             --            1,360

Restricted stock for
   services ($0.01 per share)
   February 1992 . . . . . . . . . . . .               247,500             25            2,900             --            2,925

Restricted stock for
   services ($0.04 per share)
   February 1992 . . . . . . . . . . . .                12,000              1              479             --              480


                             SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Restricted stock for
   cash ($0.15 per share)
   February 1992 . . . . . . . . . . . .                20,000              2            2,998             --            3,000

Restricted stock for
   services ($0.04 per share)
   May 1992. . . . . . . . . . . . . . .                10,000         $    1       $      398      $      --         $    399

Restricted stock for services
   ($0.0001 per share)
   August 1992 . . . . . . . . . . . . .               150,000             15               --             --               15

Rent provided without charge
   during the year . . . . . . . . . . .                    --             --            1,000             --            1,000

Loss during the year . . . . . . . . . .                    --             --               --        (81,128)         (81,128)
                                                    ----------        -------       ----------     -----------       ----------

Balance, October 31, 1992. . . . . . . .            17,477,662          2,868          684,217       (781,685)         (94,601)

Sale of stock ($0.08 per
   share) February 1993. . . . . . . . .               975,000             98           73,367             --          (21,136)

Sale of stock ($0.08 per
   share) April 1993 . . . . . . . . . .             2,200,000            220          170,704             --          149,788

Stock issued for services
   ($0.08 per share)
   May 1993. . . . . . . . . . . . . . .               673,751             68           53,833             --          203,689

Conversion of notes and
   advances for stock ($0.08
   per share) May 1993 . . . . . . . . .               861,900             87           69,315             --          273,091

Rent provided at no charge . . . . . . .                    --             --              250             --          273,341

Loss for the period. . . . . . . . . . .                    --             --               --       (142,197)         131,144
                                                    ----------        -------       ----------     -----------       ----------

Balance, October 31, 1993. . . . . . . .            22,188,313          3,341        1,051,686       (923,883)         131,144


                          SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Stock issued ($0.03 per
   share) January 1994 . . . . . . . . .               250,000         $    25      $    7,475     $        --        $   7,500

Stock issued for services
   ($0.08 per share)
   May 1994. . . . . . . . . . . . . . .               775,000              76          61,924              --           62,000

Stock issued for services
   ($0.08 per share)
   June 1994 . . . . . . . . . . . . . .               250,000              25          19,975              --           20,000

Loss for the year ended
   October 31, 1994. . . . . . . . . . .                    --              --              --        (240,090)        (240,090)
                                                    ----------         -------       ---------      -----------       ----------

Balance, October 31, 1994. . . . . . . .            23,463,313           3,467       1,141,060      (1,163,973)         (19,446)

Stock issued for cash
   ($0.10 per share)
   March 1995. . . . . . . . . . . . . .             1,710,000             171         166,408              --          166,579

Stock issued for services
   ($0.10 per share)
   June 1995 . . . . . . . . . . . . . .                50,000               5           4,995              --            5,000

Stock subscribed for cash
   ($0.0625 per share)
   July 1995 . . . . . . . . . . . . . .             3,200,000             320         199,680              --          200,000

Reissue stock previously
   canceled at no cost
   August 1995 . . . . . . . . . . . . .             1,320,000             132            (132)             --               --

Stock issued for cash
   ($0.08 per share),
   September 1995. . . . . . . . . . . .             2,712,500             271         184,795              --          185,066

Stock issued for services
   (valued at $0.0625 per
   share) October 1995 . . . . . . . . .               127,875              13           7,979              --            7,992


                            SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)


                                                          COMMON STOCK
                                                   ---------------------------      ADDITIONAL                        TOTAL
                                                    NUMBER OF                         PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                      SHARES           AMOUNT         CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                                   -----------       ---------      ----------     -----------    ----------------
Loss for the year ended October 31, 1995                    --        $    --       $       --     $  (288,813)      $ (288,813)
                                                    ----------        -------       ----------     ------------      -----------

Balance, October 31, 1995, as
   previously reported . . . . . . . . .            32,583,688          4,379        1,704,785      (1,452,786)         256,378

Correction of reissuance of
   stock previously canceled,
   October 1995 (NOTE 8) . . . . . . . .                    --             --          198,000        (198,000)              --
                                                    ----------        -------       ----------     ------------      -----------

Balance, October 31, 1995, as
   restated. . . . . . . . . . . . . . .            32,583,688          4,379        1,902,785      (1,650,786)         256,378

Stock issued for services
   ($0.125 per share)
   November 1995 . . . . . . . . . . . .               264,000             26           32,974              --           33,000

Stock issued for services
   ($0.125 per share)
   December 1995 . . . . . . . . . . . .                40,000              4            4,996              --            5,000

Stock issued for cash
   ($0.15 per share)
   January 1996. . . . . . . . . . . . .             4,000,000            400          570,534              --          570,934

Stock issued for cash
   ($0.125 per share)
   January 1996. . . . . . . . . . . . .             2,492,800            249          296,266              --          296,515

Stock issued for services
   ($0.62 per share)
   February 1996 . . . . . . . . . . . .                40,000              4           24,796              --           24,800

Stock issued for cash
   ($0.50 per share)
   October 1996. . . . . . . . . . . . .               400,000             40          199,960              --          200,000

Stock issued for cash
   ($0.21 to $0.23 per share)
   October 1996. . . . . . . . . . . . .             1,008,843            102          201,998              --          202,100

Loss for the year ended
   October 31, 1996. . . . . . . . . . .                    --             --               --      (1,297,932)      (1,297,932)
                                                    ----------        -------       ----------     ------------      -----------

Balance, October 31, 1996. . . . . . . .            40,829,331        $ 5,204       $3,234,309     $(2,948,718)      $  290,795
                                                    ----------        -------       ----------     ------------      -----------
                                                    ----------        -------       ----------     ------------      -----------


                          SEE ACCOMPANYING NOTES.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS

                   October 31, 1996, 1995 and 1994


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Aquasearch, Inc. (Aquasearch) was founded in February 1988 as a Colorado corporation which designs and markets aquaculture technology. The Company has been engaged, since its inception, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. The Company's principal operations are located in Kailua-Kona, Hawaii.

Substantially all of Aquasearch's efforts to date have been focused on the development of the Aquasearch Growth Module and the initial production of natural astaxanthin, a naturally occurring red pigment derived from a freshwater microalgae. The two primary markets for natural astaxanthin are currently aquaculture and poultry feed.

In July 1995, the Company entered into a three-year supply agreement with Svenska Foder AB, a subsidiary of Cultor, Ltd., a European producer of animal feed. The contract requires Aquasearch to deliver five kilograms of natural astaxanthin per month. During the year ended October 31, 1996, the Company made its first shipment of product to Svenska Foder AB under the supply agreement resulting in revenues of $10,000. Because no significant sales have occurred and because the Company has devoted most of its efforts to research and development, the Company is considered to be in the development stage.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception totaling approximately $3 million. At October 31, 1996 the Company had a working capital deficit of approximately $420,000. During December 1996 and January 1997, the Company sold additional shares of stock through a private placement which were sufficient to fund its immediate operating financial needs.

In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor, Ltd. (the Cultor Agreement) pursuant to which the Company will act as the exclusive worldwide supplier and Cultor, Ltd. will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin in the field of animal feed and animal nutrition. The terms of the Cultor Agreement require that from September 1997 the Company is to provide Cultor, Ltd. with 40 kilograms of natural astaxanthin per month increasing to 120 kilograms per month beginning in September 1998. The Cultor Agreement provides that Aquasearch and Cultor, Ltd. share equally in the gross margin of the product shipped.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Cultor Agreement also provides that Cultor, Ltd. and Aquasearch may, at Cultor, Ltd.'s option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility to be constructed in 1997 in return for its 50% stake in the new company and Cultor, Ltd. would contribute cash equal to the appraised value of the facility for its 50% stake.

In connection with the execution of the Cultor Agreement, Cultor, Ltd. purchased 400,000 shares of the Company's common stock at a purchase price of $0.50 per share.

The Company currently has begun planning for the expansion of its present one-acre research and development facility to a four-acre production facility that will allow it to meet its September 1997 40 kilogram per month target production requirement under the Cultor Agreement. To complete the expansion, the Company estimates that it must obtain between $5 and $10 million of additional capital. In order to meet the September 1998 120 kilogram per month target, the Company anticipates that it must construct a ten-acre production facility.

The Company currently projects that it will require between $1.2 and $1.5 million in operating capital in 1997, before any planned capital expenditures related to the construction of its new production facility. The Company is presently pursuing additional sources of capital in order to maintain and expand its operations in fiscal 1997. These capital sources include government contracts and grants, product sales, license agreements and equity and debt financing.

The Company's continued existence is dependent upon its ability to obtain working capital and long-term financing to meet its obligations on a timely basis and to fund expansion of its production facilities and continued research and development of new microalgae products. The Company is presently unable to reasonably determine the likelihood of obtaining such financing. In addition, the failure of the Company to gain additional customers for its natural astaxanthin product in other applications and customers for its other potential products, the loss of Cultor, Ltd. or any potential corporate partner as a customer, or a significant reduction in the level of sales to Cultor, Ltd. or any potential corporate partner could have a material adverse effect on the Company's business, financial condition and results of operations.

The accompanying financial statements do not include any adjustments, including those related to the classification of recorded asset amounts or classification of liabilities, that might result from the outcome of the aforementioned uncertainties.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PLANT AND EQUIPMENT

Plant and equipment is stated at cost. Depreciation is provided on the straight-line method over ten years for plant and five years for equipment.

STOCK ISSUED FOR SERVICES

Stock issued for services is based on management's estimate of the fair value of the Company's restricted stock at the date of issue.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.

Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

LOSS PER SHARE

Loss per share was based on the average common shares outstanding during the period. Average common share equivalents have not been included in the computation of loss per share as their effect would be anti-dilutive.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, cash in escrow, accounts payable, deposits held and notes payable are deemed to approximate fair value due to their short-term nature.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to be comparable to the current year presentation.

2.  COMMON STOCK WARRANTS

On January 12, 1989, the Company sold to the public 4,000,000 shares of its $0.0001 par value common stock. The shares were sold as part of a unit for $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant ("A" warrant). The "A" warrant entitled the holder thereof to purchase one additional share of common stock and one common stock purchase warrant ("B" warrant) for $0.12 per share. The "B" warrant entitles the holder to purchase one additional share of common stock for $ 1.00. The warrants may be redeemed by the Company at $0.0001 per warrant. The offering netted $165,691 to the Company on the date of closing.

During the years ended October 31, 1989 and 1990, 3,348,000 "A" warrants were exercised at $0.12 per share which netted the Company $393,523 (after issue costs). All remaining "A" warrants have been canceled. The 3,348,000 "B" warrants expired on September 15, 1996.

During the year ended October 31, 1996, the Company sold to the public 1,008,843 shares of its $0.0001 par value common stock. The shares were sold under a 12,000,000 unit private placement offering, each unit consisting of one share of common stock and one common stock purchase warrant. The warrants have a term of three years and are exercisable at $1.00 per share. The warrants may be redeemed by the Company at $0.01 per warrant upon 30 days' notice anytime that the closing price per share of the Company's common stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. Pursuant to the private placement offering, the placement agent received 60,531 warrants as of October 31, 1996.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  COMMON STOCK WARRANTS (CONTINUED)

In August and September 1996 the Company obtained approximately $150,000 of short-term bridge financing from four individual investors pursuant to a note and warrant purchase agreement dated August 1, 1996. The notes bear interest at 6.25% and matured on September 30, 1996. No interest payments were made on the notes as of October 31, 1996. As of January 31, 1997, $135,000 of the notes payable was paid.

In conjunction with the execution of the notes the investors received a total of 25,974 warrants entitling the holder to purchase one share of common stock at an exercise price of $0.21 per share. The warrants expire on December 31, 1999.

No warrants were exercised during the year ended October 31, 1996. At October 31, 1996, the Company had reserved a sufficient number of shares of its common stock for issuance pursuant to the exercise of the warrants.

3.   COMMON STOCK OPTIONS

In August 1995, the Company granted stock options, exercisable immediately, to seven individuals to purchase a total of 5,732,462 shares of the Company's common stock at an exercise price of $0.0625 per share. In addition, the Company also granted stock options to three individuals which became exercisable in July 1996 to purchase a total of 180,000 shares of the Company's common stock at an exercise price of $0.61 per share.

In July 1996, the Company granted stock options to an individual to purchase a total of 400,000 shares of the Company's common stock at an exercise price of $0.56 per share. The options were immediately exercisable with respect to 200,000 shares. The remaining options become exercisable in January 1997 for 100,000 shares and July 1997 for 100,00 shares.

No common stock options have been exercised as of October 31, 1996.

4.   RELATED PARTY TRANSACTIONS

During the year ended October 31, 1991, the Company borrowed $29,000 from stockholders. The four separate notes were unsecured, carried an interest of 12% and were due in August 1992. As an inducement for the loans, the Company issued a total of 290,000 shares of restricted stock to the lenders. For purposes of the financial statements, this stock was valued at $0.04 per share based on recent sales of restricted stock. Loan issue costs of $5,322 were charged to interest expense in 1991 and unamortized

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   RELATED PARTY TRANSACTIONS (CONTINUED)

loan issue costs of $6,693 were written off. During the year ended October 31, 1993, these loans were converted to 430,650 shares of common stock.

During the year ended October 31, 1995, the Company reissued 1,320,000 shares of common stock to its president and chief executive officer. These were shares which had been previously returned to the Company.

The Company has also issued restricted stock for services to various officers as follows:

                                 Number of
                                   Shares           Value
                                 ---------       ----------
          YEAR
          1996                      40,000        $  5,000
          1995                     177,875          12,992
          1994                   1,025,000          82,000
          1993                     650,938          52,075
          1992                     300,000              30

5. INCOME TAXES

Since its formation the Company has incurred net operating losses. As of October 31, 1996, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $2.5 million. The net operating loss carryforward for tax reporting purposes expires in the years from 1999 to 2011. The Company also has a research credit carryover approximating $40,000 which expires between the years 2003 and 2011.

No deferred tax benefit or liability has been recorded for temporary differences between book and tax reporting due to the uncertainty of any eventual recovery or payment.

6. INVESTMENT IN OCEANCOLOR

In March 1993, the Company invested $50,000 in a joint venture (OceanColor, Inc.) with Cyanotech Corporation. The Company and Cyanotech each owned 50% of OceanColor. During the year ended October 31, 1994, the Company invested an additional $97,100 in this joint venture. In November 1994, the joint venture was dissolved with the licensing rights to its proprietary technology reverting entirely to the Company. At the time of dissolution, there was approximately $7,500 of equipment in the joint venture which was distributed to the Company.

                             AQUASEARCH, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended October 31, 1995, the Company constructed its plant facility at a cost of $408,219. At October 31, 1995, there remained in accounts payable approximately $100,800 of this cost. Accordingly, the amount which remained in accounts payable was removed from cash paid for the purchase of fixed assets in the statement of cash flows for the year ended October 31, 1995.

8.  CORRECTION OF ACCOUNTING FOR REISSUANCE OF STOCK PREVIOUSLY CANCELED

During the year ended October 31, 1995, the Company reisssued 1,320,000 shares of restricted stock to its president and chief executive officer. These were shares which had been previously returned to the Company by the president and chief executive officer at no cost to the Company. The reissuance was recorded at par value in the financial statements for the year ended October 31, 1995 with no effect on net loss for that year. The Company has subsequently valued the reissued stock at $0.15 per share based on the quoted market price of the restricted stock at the date of reissuance. As a result, the Company's financial statements for the year ended October 31, 1995 have been restated as follows:

                                                    AS ORIGINALLY
                                                      REPORTED      AS RESTATED
                                                    -------------   -----------
Balance sheet:
   Additional paid-in capital                         $1,704,785     $1,902,785
   Deficit accumulated during the development stage   (1,452,786)    (1,650,786)

Statement of loss and accumulated deficit:
   General and administrative expenses                   195,171        393,171
   Net income (loss)                                    (288,813)      (486,813)
   Loss per share                                          (0.01)         (0.02)

Statement of cash flows:
   Expenses paid with common stock                        12,998        210,998

9. SUBSEQUENT EVENT

In November 1996, the Company announced that it would acquire between 80 and 90 acres of property on the Big Island of Hawaii valued at between $900,000 and $1,000,000 from C. Brewer and Company, Limited in exchange for C. Brewer and Company, Limited's acquisition of approximately 6% of the outstanding common stock of the Company. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.25 per share.