Form 10QSB
period 1997-01-31
AQUASEARCH INC
filed 1997-05-19
CIK 837490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB
  (Mark one)
     /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For Quarter Ended January 31, 1997

                                        or

     / / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  33-23460-LA

                                  AQUASEARCH, INC.
             (Exact name of Registrant as specified in its charter)

          COLORADO                                        33-0034535
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)


                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII  96740
                     (Address of principal executive offices)

                                 (808) 326-9301
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
                 Former Name, Former Address and Former Fiscal
                      Year, if Changes Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          YES          NO   X
                             -------     -------

     The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at January 31, 1997 was 44,345,592 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AQUASEARCH, INC.

                              FORM 10-QSB FOR THE
                        QUARTER ENDED JANUARY 31, 1997


                                   CONTENTS


PART I - FINANCIAL INFORMATION

                                                                Page

  ITEM 1: FINANCIAL STATEMENTS

    BALANCE SHEETS                                                 3

    STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                     4

    STATEMENTS OF CASH FLOWS                                       5

    NOTES TO FINANCIAL STATEMENTS                                  6


  ITEM 2: MANAGEMENT'S PLAN OF OPERATION

    OVERVIEW                                                       7

    RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND            9
      YEARS ENDED JANUARY 31, 1996 AND 1997

    LIQUIDITY AND CAPITAL RESOURCES                               10


PART II - OTHER INFORMATION

  ITEM 1: LEGAL PROCEEDINGS                                       11

  ITEM 2:  CHANGES IN SECURITIES                                  11

  ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                        11

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY            11
           HOLDERS

  ITEM 5:  OTHER INFORMATION                                      12

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                       12

                                 AQUASEARCH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEETS


                                                             October 31,                January 31,
                                                                1996                        1997
                                                             (Audited)                  (Unaudited)
                                                            -----------                -------------
ASSETS
Current assets:
  Cash                                                      $   187,166                $   296,133
  Cash in escrow                                                460,980                    125,000
  Accounts receivable                                                --                        895
  Accounts receivable - employees/affiliates                      1,933                        235
  Prepaid expenses                                                5,534                    112,133
  Refundable deposits                                             3,145                      4,990
                                                            -----------                -----------
Total current assets                                            658,758                    539,386
                                                            -----------                -----------

Plant and equipment - at cost:
  Plant                                                         676,709                    684,266
  Other equipment                                                68,349                     78,899
  Less accumulated depreciation                                 (35,876)                   (50,049)
                                                            -----------                -----------
Net plant and equipment                                         709,182                    713,116

Total assets                                                $ 1,367,940                $ 1,252,502
                                                            -----------                -----------
                                                            -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   466,165                $   418,109
  Deposits held                                                 460,980                    114,445
  Notes payable                                                 150,000                     15,000
                                                            -----------                -----------
Total current liabilities                                     1,077,145                    547,554

STOCKHOLDERS' EQUITY
Common stock ($0.0001 par value, 100,000,000 shares
  authorized, 40,829,331 and 44,345,592 shares outstanding
  at October 31, 1996 and January 31, 1997, respectively)
  (SEE NOTE 1)                                                    5,204                      5,556
Additional paid-in capital                                    3,234,309                  4,095,932
Deficit accumulated during the development stage             (2,948,718)                (3,396,540)
                                                            -----------                -----------
Total stockholders' equity                                      290,795                    704,948
                                                            -----------                -----------
Total liabilities and stockholders' equity                  $ 1,367,940                $ 1,252,502
                                                            -----------                -----------
                                                            -----------                -----------


                                  AQUASEARCH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                                             For the Period          For the Three          For the Three
                                                             From Inception          Months Ended           Months Ended
                                                             To January 31,           January 31,            January 31,
                                                                  1997                   1996                   1997
                                                               (Unaudited)            (Unaudited)            (Unaudited)
                                                             --------------          -------------          -------------
OPERATIONS
Sales                                                        $    10,570             $        --            $       570
Cost of sales                                                    (21,226)                     --                     --
Research and development costs                                (1,300,715)               (101,029)              (207,949)
                                                             -----------             -----------            -----------
Gross profit (loss)                                           (1,311,371)               (101,029)              (207,379)
General and administrative expenses                           (1,876,624)                (98,209)              (243,427)
                                                             -----------             -----------            -----------
Earnings (loss) from operations                               (3,187,995)               (199,238)              (450,806)

OTHER INCOME (EXPENSE)
Interest                                                          (6,469)                     --                  3,178
Other                                                             (6,210)                     --                   (194)
Investment in joint venture                                     (147,096)                     --                     --
                                                             -----------             -----------            -----------
Total other income and (expense)                                (159,775)                     --                  2,984
                                                             -----------             -----------            -----------
Earnings (loss) before income taxes
  and extraordinary item                                      (3,347,770)               (199,238)              (447,822)

Extraordinary item - loss on write down
  of assets to liquidation basis                                 (14,502)                     --                     --
                                                             -----------             -----------            -----------
Earnings (loss) before income taxes                           (3,362,272)               (199,238)              (447,822)

Federal and state income taxes                                        --                      --                     --
                                                             -----------             -----------            -----------
Net income (loss)                                             (3,362,272)               (199,238)              (447,822)

ACCUMULATED DEFICIT
Balance, beginning of period                                     (34,268)             (1,452,786)            (2,948,718)
                                                             -----------             -----------            -----------
Balance, end of period                                       $(3,396,540)            $(1,652,024)           $(3,396,540)
                                                             -----------             -----------            -----------
                                                             -----------             -----------            -----------
Loss per share                                               $     (0.17)            $     (0.01)           $     (0.01)
                                                             -----------             -----------            -----------
                                                             -----------             -----------            -----------
Weighted average shares outstanding                           20,380,495              32,583,688             42,376,389
                                                             -----------             -----------            -----------
                                                             -----------             -----------            -----------

                                    AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS




                                                             For the Period          For the Three          For the Three
                                                             From Inception          Months Ended           Months Ended
                                                             To January 31,           January 31,            January 31,
                                                                  1997                   1996                   1997
                                                               (Unaudited)            (Unaudited)            (Unaudited)
                                                             --------------          -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(3,362,272)            $(199,238)             $(447,822)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                                   3,527                    --                     --
    Depreciation                                                  55,756                10,592                 14,173
    Expenses paid with common stock                              444,165                35,500                     --
    Loss on write down of assets to
      liquidation basis                                            5,392                    --                     --
    Changes in:
      Other current assets                                      (116,922)               (7,730)              (108,444)
      Accounts receivables                                        (1,130)                   --                    803
      Accounts payable                                           334,397              (151,121)               (48,055)
      Deposits held                                              114,445                    --                346,535
                                                             -----------             ---------              ---------
Cash used in operating activities                             (2,522,642)             (311,997)              (935,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                        (672,749)              (48,230)               (18,107)
                                                             -----------             ---------              ---------
Cash used in investing activities                               (672,749)              (48,230)               (18,107)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash (held in) released from escrow                              125,000                    --                335,980
Issuance of common stock                                       3,752,172               715,000                935,979
Increase (decrease) in notes payable                              44,800                    --               (135,000)
Offering costs                                                  (180,502)              (18,947)               (74,005)
                                                             -----------             ---------              ---------
Cash provided by financing activities                          3,491,470               696,053              1,062,954
                                                             -----------             ---------              ---------

Net increase in cash                                             296,079               335,826                108,967
Cash, beginning of the period                                         54                27,208                187,166
                                                             -----------             ---------              ---------
Cash, end of the period                                      $   296,133             $ 363,034              $ 296,133
                                                             -----------             ---------              ---------
                                                             -----------             ---------              ---------


                                 Aquasearch, Inc.
                         (A Development Stage Enterprise)

                           NOTES TO FINANCIAL STATEMENTS
                                 January 31, 1997
                                    (Unaudited)


1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of January 31, 1997, there were a total of 4,097,235 warrants issued and outstanding, of which 4,071,261 warrants had an exercise price of $1.00 per share and 25,974 warrants had an exercise price of $0.21 per share. No warrants were exercised during the three months ended January 31, 1997. The warrants are redeemable by the Company at $.01 per warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

At January 31, 1997, the Company held subscriptions to purchase a total of 519,466 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant.

     An analysis of the changes in stockholders' equity is as follows:



                                       Shares of                  Additional                           Common            Total
                                         Common       Common        Paid-In         Accumulated        Stock         Stockholders'
DESCRIPTION                              Stock        Stock         Capital           Deficit        Subscribed         Equity
                                       ---------      ------      -----------       -----------      -----------     -------------

Balance, October 31, 1996........      40,829,331     $ 5,204     $ 3,234,309       $(2,948,718)     1,972,843       $ 290,795

Issuance of Common Stock
  ($.21 to $.43 per share).......       3,516,261         352         935,628                       (1,972,843)        935,980

Offering costs...................              --          --         (74,005)               --                        (74,005)

Adjust stock subscribed..........              --          --              --                --       519,466

Loss for the three months ended
  January 31, 1997...............              --          --              --          (447,822)            --        (447,822)
                                       ----------     -------     -----------       -----------      ---------       ---------

Balance, January 31, 1997........      44,345,592     $ 5,556     $ 4,095,932       $(3,396,540)       519,466       $ 704,822
                                       ----------     -------     -----------       -----------      ---------       ---------
                                       ----------     -------     -----------       -----------      ---------       ---------



On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock"). In addition,
C. Brewer acquired a three-year warrant (the C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at January 31, 1997 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant because, as of January 31, 1997, the parties had not finally selected the site to be exchanged.

2. RELATED PARTY TRANSACTIONS

     The Company uses office space provided by an officer of the Company. Monthly rent expense for this space is $4,000.

3. MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

     These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES," "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 (THE "1996 FORM 10-KSB"). THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE 1996 FORM 10-KSB FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

OVERVIEW

     INCEPTION THROUGH JANUARY 31, 1996. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

     FEBRUARY 1, 1996 THROUGH JANUARY 31, 1997. The Company has experienced several significant developments over the past twelve months.

     In April 1996, the Company realized its first revenue from the sale of its natural astaxanthin product to Svenska Foder under the Svenska Foder Supply Agreement.

     On May 14, 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement"), which was approved by the shareholders of the Company on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Production targets under the Cultor Distribution and Development Agreement are 40 kilograms per month at the end of the first year (September 24, 1997) and 120 kilograms per month at the end of the second year (September 24, 1998). In order to meet the agreed production targets, the Company must significantly expand and improve its production facilities, which will involve many significant risks and uncertainties. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described under the caption "Part I, Description of Business-Corporate Partner Relationships-Cultor" of the 1996 Form 10-KSB.

     On July 30, 1996 the Company was awarded U.S. Patent Number 5,541,056 for a "Method of Control of Microorganism Growth Process," which claims certain processes that operate in the Company's proprietary, closed-system photobioreactor system, the Aquasearch Growth Module. The Company's U.S. filing was made under the provisions of the Patent Cooperation Treaty, and the Company is in the process of pursuing international patents pursuant thereto.

     On September 24, 1996, the Company's shareholders approved: (i) the Cultor Distribution and Development Agreement; (ii) a Stock Subscription Agreement with Cultor pursuant to which Cultor agreed to purchase 400,000 shares of the Company's Common Stock (the "Cultor Stock Subscription Agreement"); and (iii) an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares and authorized the creation and issuance from time to time of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, privileges and restrictions as the Board of Directors may determine.

     In October 1996, the Company's consultants completed the initial phase of the design work for the Company's planned intermediate expansion from a one-acre facility to a four-acre facility. Construction of expanded production facilities is anticipated to begin in late 1997 or early 1998 and is expected to take approximately four to six months. The construction of these expanded facilities is dependent upon the timely performance of a variety of contractors and sub-contractors, the availability of supplies and equipment, and the availability of requisite capital. While the Company has certain plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

     On October 22, 1996, Cultor acquired 400,000 shares of the Company's Common Stock at a purchase price of $0.50 per share pursuant to the terms of the Cultor Stock Subscription Agreement.

     In December 1996, Cultor sold its majority stake in Svenska Foder and acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

     In February 1997, the Company completed a private placement of a total of 4,590,025 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The purchase price of the Units ranged from $0.21 per Unit to $0.43 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The net proceeds from this offering, net of placement agent fees and commissions, was $1,105,421.

     Aquasearch intends, during the coming year, to focus its research and development activities not only in the area of working jointly with Cultor to further develop its natural astaxanthin production processes and products with the goal of demonstrating its superiority over competitive products, but also to initiate the development of new products from microalgae, particularly natural pigments. The Company believes it has identified several markets in which additional pigments from microalgae might be sold, and, based on industry sources, estimates the value of these markets to be in excess of $1 billion. To finance new product development, the Company intends to raise additional capital from the sale of equity and/or debt securities and to apply for state and federal research grants for which it may be eligible. Sources of financing for product development are subject to many significant risks and uncertainties, and no assurance can be made that such funds will be available on terms that are acceptable to the Company or that will not result in substantial dilution to existing investors.

     Aquasearch has incurred net losses in each year since its inception. At January 31, 1997, the Company's accumulated deficit was approximately $3.4 million. Aquasearch expects its annual losses to increase for the next two years as it expands and develops the physical plant facilities required to increase its production capacity for microalgae rich in astaxanthin and continues its research and development activities to develop additional commercial products from microalgae. In addition, the Company anticipates quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of astaxanthin-related revenues, the costs of developing additional products from microalgae, and the time required for the introduction of any new products to new markets.

     The Company is in the process of transitioning from a research and development company to a full-scale commercial producer of microalgae products. These changes in its business have placed, and will continue to place, significant demands on the Company's management, working capital and financial management control systems. The Company believes that strategic alliances, patent applications and licenses for the use of those patents are an important part of its business strategy. There can be no assurance that the Company will be able to maintain existing corporate partner relationships, enter into future relationships, or develop additional proprietary technology, or that any such relationships or patent applications will be successful.

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS AND YEARS ENDED JANUARY 31, 1996 AND 1997

     Revenues for the quarter ended January 31, 1997 were $570 compared with no revenues for the quarter ended January 31, 1996. This increase was due to the Company's shipment of products under the Cultor Distribution and Development Agreement. The Company made changes in senior production personnel in November and December 1996 that resulted in significant changes to its production process. These production process improvements were implemented in January 1997 and have yielded modest increases in productivity to date. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement.

     The Company's Scientific Advisory Board, in conjunction with the Company's engineers and representatives from Cultor, have recommended certain improvements in hardware and procedures that are designed to improve production. The Company plans to implement these recommendations as soon as resources allow.

     Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $106,920, or approximately 106%, during the quarter ended January 31, 1997 compared with the quarter ended January 31, 1996.

     General and administrative expenses increased by $145,218, or approximately 148%, during the quarter ended January 31, 1997 compared with the quarter ended January 31, 1996. The primary reason for this increase was due to increased headcount and increased legal expenses incurred in connection with additional patent filings. The current quarter also reflected the full number of staff necessary to operate the Company's research and development/production facility whereas in the prior period the facility was understaffed.

     Other income was $2,984 during the quarter ended January 31, 1997 compared with no other income in the same quarter in 1996.

     The Company incurred a net loss of $447,822, or $0.01 per share, for the quarter ended January 31, 1997 compared with a net loss of $199,238, or $0.01 per share, for the same period in 1996. The primary reason for the 125% increase in the net loss during the current period compared with the prior period was the significant increase in research and development staffing, which more than doubled from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased by $108,967 in the quarter ended January 31, 1997 from the prior period, resulting in a cash balance of $296,133 at January 31, 1997. In addition, the Company had $125,000 in cash held in escrow with respect to the private placement. Purchases of fixed assets of $18,107 were made during the quarter, primarily for equipment, bringing the Company's net plant and equipment assets to $713,117 and total assets to $1,252,502, which represents increases of $259,841, or 57%, and $180,150, or 17%, at January 31, 1997 from January 31, 1996.

     As of January 31, 1997, the Company projects that it will consume approximately $1.2 million of operating capital in the last three quarters of fiscal 1997 prior to any planned capital expenditures. Aquasearch expects to incur significant additional capital expenditures as a result of its plans to expand and upgrade its present production facility from a one-acre to a four-acre production facility. Furthermore, the Company expects to incur significant additional expenditures as a result of its plans to undertake research and development of new pigment products from microalgae. Aquasearch anticipates that the largest portion of its future capital needs will be dedicated to expanding production capability in order to meet the production targets under the Cultor Distribution and Development Agreement. To complete this expansion, the Company must raise between $5 and $10 million of additional capital, the exact amount of which will depend upon a variety of factors that may include: the further optimization of production processes; the time and costs related to construction of its expanded production facilities, the availability of materials, supplies, equipment and contractors with appropriate expertise; the costs involved in research and development of additional products; the costs required for filing, protecting and enforcing patents and other intellectual property rights; the costs of commercializing its products; the time and costs associated with the pursuit of state and federal research and development grants; and the extent to which the Company is successful in forming other strategic alliances, joint ventures or partnerships for the sale and distribution of its products. The Company anticipates additional modifications to its production hardware and processes both before and during any expansion, some of which may be significant.

     The Company believes that its existing capital resources, and funds raised through private offerings of equity securities, will be sufficient for continued operations through the second quarter of fiscal 1997. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

     In November 1996, the Company executed a Letter of Intent with C. Brewer pursuant to which C. Brewer would be issued between 2,570,000 shares and 2,850,000 shares of the Company's Common Stock in exchange for certain land. As of the date hereof, the particular parcels to be swapped and the value thereof has not been determined; therefore the total number of shares to be issued to C. Brewer is not known at this time. In connection with this transaction, C. Brewer also received a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. See "Part II - Other Information, Item 6. (a) and (b)" below.

     During the period from October 1996 to February 1997, the Company completed a private placement of a total of 4,590,025 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant, to a total of 43 individuals pursuant to Section 4(2) of the Securities Act. The purchase price of the Units ranged from $0.21 per Unit to $0.43 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant upon 30 days notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The net proceeds from this offering, net of placement agent fees and commissions, was $1,088,616.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         10.1 Letter of Intent between the Company and C. Brewer and Company, Limited, dated November 13, 1996.

     (b) REPORTS ON FORM 8-K.

         On November 14, 1996, the Company filed a Current Report on Form 8-K reporting the execution of a Letter of Intent with C. Brewer with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding Common Stock of the Company. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. See "Part II - Other Information, Item 2."

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AQUASEARCH, INC.

Dated:  April 30, 1997                 By: /s/ Mark E. Huntley
                                          -------------------------------------
                                          Mark E. Huntley, Ph.D.
                                          President and Chief Executive Officer