Form 10QSB
period 1997-04-30
AQUASEARCH INC
filed 1997-06-16
CIK 837490

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

                           For Quarter Ended April 30, 1997
                                          or
         / /  Transition Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

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

                                    NOT APPLICABLE
                                    --------------
                    Former Name, Former Address and Former Fiscal
                          Year, if Changes Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                             YES          NO   X
                                 -----       -----


    The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at April 30, 1997 was 45,410,513 shares.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   AQUASEARCH, INC.

                                 FORM 10-QSB FOR THE
                             QUARTER ENDED APRIL 30, 1997


                                       CONTENTS


PART I - FINANCIAL INFORMATION
                                                                           Page

    ITEM 1:   FINANCIAL STATEMENTS

         BALANCE SHEETS                                                      3

         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                          4

         STATEMENTS OF CASH FLOWS                                            6

         NOTES TO FINANCIAL STATEMENTS                                       7


    ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

         OVERVIEW                                                            8

         RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND

           YEARS ENDED APRIL 30, 1996 AND 1997                              10

         LIQUIDITY AND CAPITAL RESOURCES                                    11


PART II - OTHER INFORMATION


    ITEM 1:  LEGAL PROCEEDINGS                                              12

    ITEM 2:  CHANGES IN SECURITIES                                          12

    ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                12

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                        12

    ITEM 5:  OTHER INFORMATION                                              12

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                               12

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                                    BALANCE SHEETS


                                                                    OCTOBER 31,     APRIL 30,
                                                                       1996           1997
                                                                     (AUDITED)     (UNAUDITED)
                                                                    -----------    -----------
ASSETS
Current Assets:
   Cash                                                              $  187,166     $  210,596
   Cash in Escrow                                                       460,980        100,000
   Accounts receivable                                                        0            578
   Accounts receivable - employees/affiliates                             1,933            808
   Prepaid expenses                                                       5,534         94,414
   Refundable deposits                                                    3,145          4,050
                                                                     ----------     ----------
Total Current Assets                                                    658,758        410,446
                                                                     ----------     ----------
Plant and Equipment - at cost:
   Plant                                                                676,709        699,611
   Other equipment                                                       68,349         92,011
   Less accumulated depreciation                                        (35,876)       (64,762)
                                                                     ----------     ----------
Net Plant and Equipment                                                 709,182        726,860
Total Assets                                                         $1,367,940     $1,137,306
                                                                     ----------     ----------
                                                                     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $  466,165     $  458,254
   Deposits Held for Common Stock                                       460,980        100,000
   Notes payable                                                        150,000         15,000
                                                                     ----------     ----------
Total Current Liabilities                                             1,077,145        573,254

STOCKHOLDERS' EQUITY
Common stock ($0.0001 par value, 100,000,000 shares
   authorized; 40,829,331 and 45,410,513 shares outstanding at
   October 31, 1996 and April 30, 1997, respectively)
     (SEE NOTE 1)                                                         5,204          5,663
Additional paid-in capital                                            3,234,309      4,248,618
Deficit accumulated during the development stage                     (2,948,718)    (3,690,229)
                                                                     ----------     ----------

Total Stockholders' Equity                                              290,795        564,052
                                                                     ----------     ----------

Total Liabilities and Stockholders' Equity                           $1,367,940     $1,137,306
                                                                     ----------     ----------
                                                                     ----------     ----------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                        FOR THE PERIOD     FOR THE THREE     FOR THE SIX
                                        FROM INCEPTION      MONTHS ENDED     MONTHS ENDED
                                         TO APRIL 30,         APRIL 30,        APRIL 30,
                                             1997              1997              1997
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                        --------------     -------------     ------------
OPERATIONS
Sales                                     $    10,931      $       361       $       931

Cost of sales                                 (21,226)              --                --
Research and development costs             (1,491,592)        (190,877)         (398,826)
                                          -----------      -----------       -----------
Gross profit (loss)                        (1,501,887)        (190,516)         (397,895)

General and administrative expenses        (1,980,844)        (104,220)         (347,647)
                                          -----------      -----------       -----------
Earnings (loss) from operations            (3,482,731)        (294,736)         (745,542)

OTHER INCOME (EXPENSE)
Interest                                       (5,422)           1,047             4,225
Other                                          (6,210)              --              (194)
Investment in joint venture                  (147,096)              --                --
                                          -----------      -----------       -----------
Total other income and (expense)             (158,728)           1,047             4,031
                                          -----------      -----------       -----------
Earnings (loss) before income taxes
   and extraordinary item                  (3,641,459)        (293,689)         (741,511)

Extraordinary item - loss on write down
   of assets to liquidation basis             (14,502)              --                --
                                          -----------      -----------       -----------
Earnings (loss) before income taxes        (3,655,961)        (293,689)         (741,511)

Federal and state income taxes                     --               --                --
                                          -----------      -----------       -----------
Net income (loss)                          (3,655,961)        (293,689)         (741,511)

ACCUMULATED DEFICIT
Balance, beginning of period                  (34,268)      (3,396,540)       (2,948,718)
                                          -----------      -----------       -----------
Balance, end of period                    $(3,690,229)     $(3,690,229)      $(3,690,229)
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------
Loss per share                            $     (0.18)     $     (0.01)      $     (0.02)
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------
Weighted average shares outstanding        20,380,495       44,388,873        43,382,631
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                        FOR THE PERIOD     FOR THE THREE     FOR THE SIX
                                        FROM INCEPTION     MONTHS ENDED      MONTHS ENDED
                                          TO APRIL 30,       APRIL 30,         APRIL 30,
                                             1997              1996              1996
                                          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                        --------------     -------------     ------------
OPERATIONS
Sales                                    $    10,931       $     9,984       $     9,984
Cost of sales                                (21,226)               --                --
Research and development costs            (1,491,592)         (137,545)         (238,574)
                                         -----------       -----------       -----------
Gross profit (loss)                       (1,501,887)         (127,561)         (228,590)

General and administrative expenses       (1,980,844)         (132,636)         (231,498)
                                         -----------       -----------       -----------
Earnings (loss) from operations           (3,482,731)         (260,197)         (460,088)

OTHER INCOME (EXPENSE)
Interest                                      (5,422)               --                --
Other                                         (6,210)            1,812             1,812
Investment in joint venture                 (147,096)               --                --
                                         -----------       -----------       -----------
Total other income and (expense)            (158,728)            1,812             1,812
                                         -----------       -----------       -----------
Earnings (loss) before income taxes
   and extraordinary item                 (3,641,459)         (258,385)         (458,276)

Extraordinary item - loss on write down
   of assets to liquidation basis            (14,502)               --                --
                                         -----------       -----------       -----------
Earnings (loss) before income taxes       (3,655,961)         (258,385)         (458,276)

Federal and state income taxes                    --                --                --
                                         -----------       -----------       -----------
Net income (loss)                         (3,655,961)         (258,385)         (458,276)

ACCUMULATED DEFICIT
Balance, beginning of period                 (34,268)       (1,652,677)       (1,452,786)
                                         -----------       -----------       -----------
Balance, end of period                   $(3,690,229)      $(1,911,062)      $(1,911,062)
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------
Loss per share                           $     (0.18)      $     (0.01)      $     (0.01)
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------
Weighted average shares outstanding       20,380,495        38,000,000        35,000,000
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS


                                           FOR THE PERIOD     FOR THE SIX       FOR THE SIX
                                           FROM INCEPTION     MONTHS ENDED      MONTHS ENDED
                                            TO APRIL 30,        APRIL 30,         APRIL 30,
                                                1997              1996              1997
                                            (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                           --------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(3,655,961)       $(458,726)        $(741,511)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                   3,527               --                --
    Depreciation                                  70,469           21,184            28,886
    Expenses paid with stock                     444,165               --                --
    Loss on write down of assets to
      liquidation basis                            5,392               --                --
    Changes in:
      Other current assets                       (98,263)              60           (89,785)
      Accounts receivables                        (1,386)         (11,348)              547
      Accounts payable                           374,541         (185,738)           (7,911)
      Deposits held                              100,000           35,000          (360,980)
                                              ----------       ----------        ----------

Cash used in operating activities             (2,757,516)        (599,568)       (1,170,754)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                      (701,206)         (96,314)          (46,564)
                                              ----------       ----------        ----------
Cash used in investing activities               (701,206)         (96,314)          (46,564)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash (held in) released from escrow           (100,000)              --           360,980
  Issuance of common stock                     3,987,174          954,048         1,170,981
  Increase (decrease) in notes payable            44,800               --          (135,000)
  Offering costs                                (262,710)         (18,947)         (156,213)
                                              ----------       ----------        ----------
Cash provided by financing activities          3,669,264          935,101         1,240,748
                                              ----------       ----------        ----------
Net increase in cash                             210,542          239,219            23,430
Cash, beginning of the period                         54           27,208           187,166
                                              ----------       ----------        ----------
Cash, end of the period                       $  210,596       $  266,427        $  210,596
                                              ----------       ----------        ----------
                                              ----------       ----------        ----------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS
                                    APRIL 30, 1997
                                     (UNAUDITED)


1.  COMMON STOCK AND STOCK PURCHASE WARRANTS

    As of April 30, 1997, there were a total of 4,616,701 Common
Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 4,071,261 Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended April 30, 1997. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

    At April 30, 1997, the Company held subscriptions to purchase a total of 64,921 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant.

    An analysis of the changes in stockholders' equity is as follows:

                                        SHARES OF     ADDITIONAL      COMMON          TOTAL
                                         COMMON         COMMON        PAID-IN      ACCUMULATED       STOCK     STOCKHOLDERS'
             DESCRIPTION                  STOCK          STOCK        CAPITAL        DEFICIT       SUBSCRIBED     EQUITY
                                       ----------       --------    -----------    -----------     ----------  -------------
Balance, January 31, 1997. . . . .     44,345,592       $  5,556    $ 4,095,932    $(3,396,540)       519,466    $ 704,948

Issuance of Common Stock
  ($0.21 per share). . . . . . . .      1,064,921            107        234,894                      (454,545)     235,001

Offering costs . . . . . . . . . .             --             --        (82,208)            --                     (82,208)


Loss for the three months ended
  April 30, 1997 . . . . . . . . .             --             --             --       (293,689)            --     (293,689)
                                       ----------       --------    -----------    -----------       --------    ---------

Balance, April 30, 1997. . . . . .     45,410,513       $  5,663    $ 4,248,618    $(3,690,229)        64,921    $ 564,052
                                       ----------       --------    -----------    -----------       --------    ---------
                                       ----------       --------    -----------    -----------       --------    ---------


On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock"). In addition, C. Brewer acquired a three-year warrant (the C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at April 30, 1997 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant because, as of April 30, 1997, the parties had not finally selected the site to be exchanged, which remains contingent upon Aquasearch's analysis of water and other factors related to the sites. These analyses are expected to be complete during the third quarter.

2.  MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

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

OVERVIEW

      INCEPTION THROUGH APRIL 30, 1996. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

    MAY 1, 1996 THROUGH APRIL 30, 1997. The Company has experienced certain significant developments over the past twelve months.

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

    In February 1997, the Company made an offer of employment to Earl S. Fusato to take the position of Chief Financial Officer. Mr. Fusato, a Certified Public Accountant, was formerly employed for thirteen years by the auditing firms of KPMG Peat Marwick and Ernst & Young. Mr. Fusato joined VeriFone Inc. as Vice-President, Finance, where he served in that position as well as other financial positions for eight years until 1992, and then became Chief Financial Officer of RESCO, Inc. Mr. Fusato's appointment as Chief Financial Officer of Aquasearch became effective April 22, 1997.

    In April 1997, Mr. Fusato purchased 1,000,000 shares of Common Stock for $210,000. In connection with this transaction, Mr. Fusato received a non-statutory stock option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.21 per share.

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

    Aquasearch has incurred net losses in each year since its inception. At April 30, 1997, the Company's accumulated deficit was approximately $3.7 million. Aquasearch expects its annual losses to increase for the next two years as it expands and develops the physical plant facilities required to increase its production capacity for microalgae rich in astaxanthin and continues its research and development activities to develop additional commercial products from microalgae. In addition, the Company anticipates quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of astaxanthin-related revenues, the costs of developing additional products from microalgae, and the time required for the introduction of any new products to new markets.

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

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED APRIL 30, 1996
AND 1997

    Revenues for the quarter ended April 30, 1997 were $361 compared with revenues of $9,984 for the quarter ended April 30, 1996. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement.

    The Company's Scientific Advisory Board, in conjunction with the Company's engineers and representatives from Cultor, have recommended certain improvements in hardware and procedures that are designed to improve production. The Company plans to implement these recommendations as soon as resources allow.

    Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $53,332, or approximately 39%, during the quarter ended April 30, 1997 compared with the quarter ended April 30, 1996.

    General and administrative expenses decreased by $28,416, or approximately 21%, during the quarter ended April 30, 1997 compared with the quarter ended April 30, 1996.

    The Company incurred a net loss of $293,689, or $0.01 per share, for the quarter ended April 30, 1997 compared with a net loss of $258,385, or $0.01 per share, for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash decreased by $85,437 in the quarter ended April 30, 1997 from the prior period, resulting in a cash balance of $210,596 at April 30, 1997. In addition, the Company had $100,000 in cash held in escrow with respect to the private placement. Purchases of fixed assets of $15,345 were made during the quarter, primarily for equipment, bringing the Company's net plant and equipment assets to $726,860 and total assets to $1,137,306, which represents increases of $214,587, or 42%, and $356,660, or 47% , at April 30, 1997 from April 30, 1996.

    As of April 30, 1997, the Company projects that it will consume approximately $1.0 million of operating capital in the last two quarters of fiscal 1997 prior to any planned capital expenditures. Aquasearch expects to incur significant additional capital expenditures as a result of its plans to expand and upgrade its present production facility from a one-acre to a four-acre production facility. Furthermore, the Company expects to incur significant additional expenditures as a result of its plans to undertake research and development of new pigment products from microalgae. Aquasearch anticipates that the largest portion of its future capital needs will be dedicated to expanding production capability in order to meet the production targets under the Cultor Distribution and Development Agreement. To complete this expansion, the Company must raise between $5 and $10 million of additional capital, the exact amount of which will depend upon a variety of factors that may include: the further optimization of production processes; the time and costs related to construction of its expanded production facilities, the availability of materials, supplies, equipment and contractors with appropriate expertise; the costs involved in research and development of additional products; the costs required for filing, protecting and enforcing patents and other intellectual property rights; the costs of commercializing its products; the time and costs associated with the pursuit of state and federal research and development grants; and the extent to which the Company is successful in forming other strategic alliances, joint ventures or partnerships for the sale and distribution of its products. The Company anticipates additional modifications to its production hardware and processes both before and during any expansion, some of which may be significant.

    The Company believes that its existing capital resources, and funds raised through private offerings of equity securities, will be sufficient for continued operations through the third quarter of fiscal 1997. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors.


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

    In April 1997, the Company sold a total 1,000,000 shares of its Common Stock to an officer of the Company at a purchase price of $0.21 per share. In addition, the Company granted this person a non-statutory stock option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.21 per share. The option has a term of ten years. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27     Financial Data Schedule


                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AQUASEARCH, INC.

Dated:   June 13, 1997                  By:/s/ Mark E. Huntley
                                           -----------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer