Form 10QSB
period 1997-07-31
AQUASEARCH INC
filed 1997-09-15
CIK 837490

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

     (Mark one)
           /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For Quarter Ended July 31, 1997
                                        or
           / / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  33-23460-LA

                                AQUASEARCH, INC.
               (Exact name of Registrant as specified in its charter)

          COLORADO                                    33-0034535
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization

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


     The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at July 31, 1997 was 45,865,058 shares.

                               AQUASEARCH, INC.

                             FORM 10-QSB FOR THE
                         QUARTER ENDED JULY 31, 1997

                                  CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
    ITEM 1:  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       3

         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                           4

         STATEMENTS OF CASH FLOWS                                             5

         NOTES TO FINANCIAL STATEMENTS                                        6


    ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

         OVERVIEW                                                             7

         RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND
           YEARS ENDED JULY 31, 1996 AND 1997                                10

         LIQUIDITY AND CAPITAL RESOURCES                                     10


PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS                                              11

     ITEM 2:  CHANGES IN SECURITIES                                          11

     ITEM 3:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                        12

     ITEM 4:  OTHER INFORMATION                                              12

     ITEM 5:  EXHIBITS AND REPORTS ON FORM 8-K                               12

                             AQUASEARCH, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                              BALANCE SHEETS


                                                  October 31,           July 31,
                                                     1996                1997
                                                  (Audited)          (Unaudited)
                                                --------------------------------
ASSETS
  Current Assets
    Cash                                        $     187,166        $    77,506
    Cash in Escrow                                    460,980                  0
    Accounts receivable                                     0                419
    Accounts receivable - employees/affiliates          1,933              1,100
    Prepaid expenses                                    5,534             71,568
    Refundable deposits                                 3,145              4,070
                                                --------------------------------
  Total Current Assets                                658,758            154,663
                                                --------------------------------

  Plant and Equipment
    Plant                                             676,709            705,686
    Other equipment                                    68,349            138,100
    Less accumulated depreciation                     (35,876)           (77,933)
                                                --------------------------------
  Net Plant and Equipment                             709,182            765,853

Total Assets                                    $   1,367,940        $   920,516
                                                ---------------------------------
                                                ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                            $     466,165        $   462,382
    Deposits Held for Common Stock                    460,980                  0
    10% Convertible Note Payable                            0            250,000
    Notes payable                                     150,000                  0
                                                ---------------------------------
  Total Current Liabilities                         1,077,145            712,382

  Stockholders' Equity
    Common stock ($0.0001 par value;
     100,000,000 shares authorized;
     40,829,331 and 45,865,058 shares
     outstanding at Oct 31, 1996 and
     Jul 31, 1997, respectively                         5,204              5,708
     (See Note 1)
    Additional paid-in capital                      3,234,309          4,342,287

    Deficit accumulated during the
     development stage                             (2,948,718)        (4,139,861)
                                                --------------------------------
  Total Stockholders' Equity                          290,795            208,134
                                                --------------------------------
Total Liabilities and Stockholders' Equity      $   1,367,940        $   920,516
                                                --------------------------------
                                                --------------------------------


                                                 AQUASEARCH, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENTS OF LOSS AND ACCUMULATED DEFICIT




                                                    For the period       For the three         For the nine        For the three
                                                   from inception to      months ended         months ended         months ended
                                                        July 31,            July 31,              July 31,             July 31,
                                                         1997                 1997                  1997                1996
                                                     (Unaudited)           (Unaudited)          (Unaudited)         (Unaudited)
                                                   ------------------------------------------------------------------------------
OPERATIONS
    Sales                                          $          11,077     $         146        $       1,077         $          16
    Cost of sales                                            (21,226)                0                    0               (28,144)
    Research and development costs                        (1,644,309)         (152,717)            (551,543)             (184,973)
                                                   ------------------------------------------------------------------------------
 Gross Profit (loss)                                      (1,654,458)         (152,571)            (550,466)             (213,101)

   General and Administrative expenses                    (2,278,075)         (297,231)            (644,878)             (122,407)
                                                   -------------------------------------------------------------------------------
Earnings (loss) from operations                           (3,932,533)         (449,802)          (1,195,344)             (335,508)

OTHER INCOME (EXPENSE)
    Interest                                                  (5,199)              223                4,448                   673
    Other                                                     (5,799)              411                  217                     0
    Investment in joint venture                             (147,096)                0                    0                     0
                                                   -------------------------------------------------------------------------------
Total other income and (expense)                            (158,094)              634                4,665                   673
                                                   -------------------------------------------------------------------------------
Earnings (loss) before income taxes and
  extraordinary item                                      (4,090,627)         (449,168)          (1,190,679)             (334,835)

Extraordinary item -- loss on write down
  of assets to liquidation basis                             (14,966)             (464)                (464)                    0
                                                   -------------------------------------------------------------------------------
Earnings (loss) before income taxes                       (4,105,593)         (449,632)          (1,191,143)             (334,835)

Federal and State income taxes                                     0                 0                    0                  (213)
                                                   -------------------------------------------------------------------------------
Net income (loss)                                         (4,105,593)         (449,632)          (1,191,143)             (335,048)


ACCUMULATED DEFICIT
Balance, beginning of period                                 (34,268)       (3,690,229)          (2,948,718)           (1,911,062)
                                                   -------------------------------------------------------------------------------
Balance, end of period                             $      (4,139,861)    $  (4,139,861)       $  (4,139,861)        $  (2,246,110)
                                                   -------------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------------
Loss per share                                     $           (0.20)    $       (0.01)       $       (0.03)        $       (0.01)
                                                   -------------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------------
Weighted average shares outstanding                       20,380,495        45,713,543           44,159,602            38,000,000
                                                   -------------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------------


                                    AQUASEARCH, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)


                               STATEMENTS OF CASH FLOWS



                                                   For the period           For the nine          For the nine
                                                  from inception to         months ended          months ended
                                                       July 31,                July 31,              July 31,
                                                         1997                    1996                  1997
                                                     (Unaudited)             (Unaudited)           (Unaudited)
                                                  --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                        $  (4,105,593)             $  (793,324)          $  (1,191,143)
  Adjustments to reconcile net loss
   to net cash used in operating activities:

      Amortization                                        3,527                        -                       -
      Depreciation                                       83,640                   21,023                  42,057
      Expenses paid with stock                          444,165                        -                       -
      Loss on write down of assets to
       liquidation basis                                  5,392                        -                       -
      Changes in:
       Other current assets                             (75,437)                  (2,649)                (66,959)
       Accounts receivables                              (1,519)                       -                     414
       Accounts payable                                 378,669                   53,436                  (3,783)
       Deposits held                                    250,000                   35,000                (460,980)
                                                  --------------------------------------------------------------
Cash used in operating activities                    (3,017,156)                (686,514)             (1,430,394)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                             (753,370)                (207,331)                (98,728)
                                                  --------------------------------------------------------------
Cash used in investing activities                      (753,370)                (207,331)                (98,728)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash (held in) released from escrow                         -                        -                 460,980
  Issuance of common stock                            4,080,888                  954,048               1,264,695
  Issuance of 10% Convertible Notes                     250,000                        -                 250,000
  Increase (decrease) in notes payable                   29,800                        -                (150,000)
  Offering costs                                       (262,710)                 (40,947)               (156,213)
                                                  --------------------------------------------------------------
Cash provided by financing activities                 3,847,978                  913,101               1,419,462
                                                  --------------------------------------------------------------
Net increase in cash                                     77,452                   19,256                (109,660)
Cash, beginning of the period                                54                   27,208                 187,166
                                                  --------------------------------------------------------------
Cash, end of the period                           $      77,506              $    46,464           $      77,506
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------


                                AQUASEARCH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1997
                                  (UNAUDITED)


1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of July 31, 1997, there were a total of 5,070,544 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,044,570 Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended July 31, 1997. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

     An analysis of the changes in stockholders' equity is as follows:

                                     SHARES OF     ADDITIONAL      COMMON                          TOTAL
                                      COMMON        COMMON         PAID-IN       ACCUMULATED    STOCKHOLDERS'
    DESCRIPTION                       STOCK         STOCK          CAPITAL         DEFICIT         EQUITY
                                     ---------     ----------      -------       -----------    -------------
Balance  April 30, 1997...........   45,410,513    $5,663          $4,248,618    $(3,690,229)    $ 564,052

Issuance of Common Stock
  ($0.21 per share)...............      454,545        45              99,955                      100,000
Offering costs....................           --        --              (6,286)            --        (6,286)

Loss for the three months ended
  July 31, 1997...................           --        --                  --       (449,632)     (449,632)
                                     ----------    ------          ----------    -----------     ---------

Balance  July 31, 1997............   45,865,058    $5,708          $4,342,287    $(4,139,861)    $ 208,134
                                     ----------    ------          ----------    -----------     ---------
                                     ----------    ------          ----------    -----------     ---------


On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock"). In addition,
C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at July 31, 1997 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant because, as of July 31, 1997, the parties had not finally selected the site to be exchanged, which remains contingent upon Aquasearch's analysis of water and other factors related to the sites. These analyses are expected to be complete during the third quarter.

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

OVERVIEW

    INCEPTION THROUGH JULY 31, 1996. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

    On May 14, 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement"), which was approved by the shareholders of the Company on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Production targets under the Cultor Distribution and Development Agreement were initially 40 kilograms per month at the end of the first year (September 24, 1997) and 120 kilograms per month at the end of the second year (September 24, 1998); however, Cultor and the Company recently agreed to (i) extend the term of the Agreement one year, (ii) eliminate the September 24, 1997 production target and (iii) provide that the September 24, 1998 and 1999 production targets will be 40 kilograms and 120 kilograms per month, respectively. In order to meet the revised production targets, the Company must significantly expand and improve its production facilities, which will involve many significant risks and uncertainties. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described under the caption "Part I, Description of Business-Corporate Partner Relationships-Cultor" of the 1996 Form 10-KSB.

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

    AUGUST 1, 1996 THROUGH JULY 31, 1997. The Company has experienced certain significant developments over the past twelve months.

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

     In February 1997, the Company completed a private placement of a total of 5,044,570 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The purchase price of the Units ranged from $0.21 per Unit to $0.43 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The net proceeds from this offering, net of placement agent fees and commissions, was $1,105,421.

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

     In April 1997, Mr. Fusato purchased 1,000,000 shares of Common Stock for $210,000. In connection with this transaction, Mr. Fusato received a non-statutory stock option to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share.

     On June 25, 1997 the Company was awarded a European Patent number 0494887 for the "Process and Apparatus for the Production of Photosynthetic Microbes" which claims certain processes that operate in the Company's proprietary, closed-system photobioreactor system, the Aquasearch Growth Module, and the means for automated process control. The patent was awarded by the European Patent Office, and applies in all member nations of the European Union.

     Aquasearch intends, during the coming year, to focus its research and development activities not only in the area of working jointly with Cultor to further develop its natural astaxanthin production processes and products with the goal of demonstrating its superiority over competitive products, but also to initiate the development of new products from microalgae, particularly natural pigments. The Company believes its has identified several markets in which additional pigments from microalgae might be sold, and, based on industry sources, estimates the value of these markets to be in excess of $1 billion. To finance new product development, the Company intends to raise additional capital from the sale of equity and/or debt securities and to apply for state and federal research grants for which it may be eligible. Sources of financing for product development are subject to many significant risks and uncertainties, and no assurance can be made that such funds will be available on terms that are acceptable to the Company or that will not result in substantial dilution to existing investors.

     Aquasearch has incurred net losses in each year since its inception. At

July 31, 1997, the Company's accumulated deficit was approximately $4.1 million. Aquasearch expects its annual losses to increase for the next two years as it expands and develops the physical plant facilities required to increase its production capacity for microalgae rich in astaxanthin and continues its research and development activities to develop additional commercial products from microalgae. In addition, the Company anticipates quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of astaxanthin-related revenues, the costs of developing additional products from microalgae, and the time required for the introduction of any new products to new markets.

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

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED JULY 31, 1996 AND 1997

    Revenues for the quarter ended July 31, 1997 were $146 compared with revenues of $16 for the quarter ended July 31, 1996. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement.

    The Company's Scientific Advisory Board, in conjunction with the Company's engineers and representatives from Cultor, have recommended certain improvements in hardware and procedures that are designed to improve production. The Company plans to implement these recommendations as soon as resources allow.

    Consistent with the Company's efforts to implement improvements in its production system, research and development costs decreased by $32,363, or approximately 17%, during the quarter ended July 31, 1997 compared with the quarter ended July 31, 1996.

    General and administrative expenses increased by $174,824, or approximately 42% during the quarter ended July 31, 1997 compared with the quarter ended July 31, 1996. Approximately $135,000 of this represents an accrual for penalties incurred in connection with the failure to complete the registration of shares of Common Stock underlying the Units that were issued in the Company's private placement offering.

    The Company incurred a net loss of $449,525, or $0.01 per share, for the quarter ended July 31, 1997 compared with a net loss of $335,048, or $0.01 per share, for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash decreased by $233,090 in the quarter ended July 31, 1997 from the prior period, resulting in a cash balance of $77,506 at July 31, 1997. Purchases of fixed assets of $52,164 were made during the quarter, primarily for equipment, bringing the Company's net plant and equipment assets to $765,853 and total assets to $920,623, which represents increases of $163,906, or 27%, and decrease of $257,744, or 39%, at July 31, 1997 from July
31, 1996.

     As of July 31, 1997, the Company projects that it will consume approximately $0.6 million of operating capital in the last quarter of fiscal 1997 prior to any planned capital expenditures. Aquasearch expects to incur significant additional capital expenditures as a result of its plans to expand and upgrade its present production facility from a one-acre to a four-acre production facility. Furthermore, the Company expects to incur significant additional expenditures as a result of its plans to undertake research and development of new pigment products from microalgae. Aquasearch anticipates that the largest portion of its future capital needs will be dedicated to expanding production capability in order to meet the production targets under the Cultor Distribution and Development Agreement. To complete this expansion, the Company must raise between $5 and $10 million of additional capital, the exact amount of which will depend upon a variety of factors that may include: the further optimization of production processes; the time and costs related to construction of its expanded production facilities, the costs related to construction of its expanded production facilities, the availability of materials, supplies, equipment and contractors with appropriate expertise; the costs involved in research and development of additional products; the costs required for filing, protecting and enforcing patents and other intellectual property rights; the costs of commercializing its products; the time and costs associated with the pursuit of state and federal research and development grants; and the extent to which the Company is successful in forming other strategic alliances, joint ventures or partnerships for the sale and distribution of its products. The Company anticipates additional modifications to its production hardware and processes both before and during any expansion, some of which may be significant.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended July 31, 1997, the Company issued one year Convertible Notes Payable amounting to $250,000. The holders of these notes have an option to convert to equity under a planned private placement that the

Company is planning in the next six months. The Convertible Notes carry an interest rate of 10 per cent and warrants.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.  OTHER INFORMATION

         None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

        4.1  Form of Convertible Note
        4.2  Form of Warrant
         27  Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AQUASEARCH, INC.

Dated: September 15, 1997       By:  /s/ Mark E. Huntley
                                         --------------------------------------
                                         Mark E. Huntley, Ph.D.
                                         President and Chief Executive Officer