Form 10KSB40/A
period 1996-10-31
AQUASEARCH INC
filed 1997-10-29
CIK 837490

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

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

     On November 14, 1996, Aquasearch announced that it would acquire between 80 and 90 acres of property in the Ka'u region on the Big Island of Hawaii valued at between $900,000 and $1,000,000 (the "C. Brewer Transaction") from
C. Brewer and Company, Limited ("C. Brewer"), a privately-held

$230 million diversified agribusiness concern, in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company at a purchase price of $0.35 per share. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of Aquasearch Common Stock at an exercise price of $1.25 per share. Aquasearch and C. Brewer are still involved in the process of site selection regarding this property.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1996, the Company sold an aggregate of 1,008,843 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), to 26 accredited investors in a private placement under
Section 4(2) of the Securities Act of 1933, as amended. The purchase price of the Units ranged from $0.21 per Unit to $0.23 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share (subject to adjustment) for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The gross proceeds from this offering through October 31, 1996 were $215,000.
 The Placement Agent for this offering, First Honolulu Securities, Inc., received total commissions of $12,900 (equal to 6% of the gross proceeds from the sale of the Units) and 60,531 Common Stock Purchase Warrants (equal to 6% of the number of Units sold) through October 31, 1996. The terms of the Warrants issued to First Honolulu Securities, Inc. are identical to the terms of the Warrants issued to the purchasers in the offering.

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

     In January 1996, the Company sold 4,000,000 shares of Common Stock at $0.15 per share to 15 accredited investors in a private placement under
Section 4(2) of the Securities Act. The total proceeds to the Company from this transaction were $600,000. No underwriters were used.

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

     In November 1995, the Company issued an aggregate of 264,000 shares of Common Stock at $0.125 per share to nine accredited investors as partial payment for their services in constructing the Company's research and development facility at Keahole Point. No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

     In October 1995, the Company issued 127,875 shares at $0.0625 to 8 accredited investors for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In September 1995, the Company sold 2,712,500 shares of Common Stock at $0.08 per share to 15 accredited investors in a private placement under
Section 4(2) of the Securities Act. No underwriters were used.

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

     In March 1995, the Company sold 1,710,000 shares of Common Stock at $0.10 per share to 33 accredited investors in a private placement under
Section 4(2) of the Securities Act. No underwriters were used. The total proceeds to the Company were $171,000.

     In June 1994, the Company issued 250,000 shares of Common Stock at $0.08 per share to 3 accredited investors for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In May 1994, the Company issued 775,000 shares of Common Stock at $0.08 per share to 3 accredited investors for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In January 1994, the Company sold 250,000 shares of Common Stock at $0.03 per share to one accredited investor in a private placement under
Section 4(2) of the Securities Act. No underwriters were used. The total proceeds to the Company were $7,500.

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

     The Company believes that its existing capital resources, and funds raised through its current private placement offering, are sufficient for continued operations through the first quarter of fiscal 1997. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations in fiscal 1997. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurances that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating
Results -- Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "-- Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution."

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

     RISKS ASSOCIATED WITH POTENTIAL JOINT VENTURE. Pursuant to the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute the ten-acre natural astaxanthin production facility in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised replacement value of this production facility in return for its 50% stake. Under the Cultor Distribution and Development Agreement, Cultor also has the option to acquire a further 25% stake in the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. See "Description of Business -- Corporate Partner Relationships -- Cultor."

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

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10KSB to be signed on October 28, 1997, on its behalf by the undersigned, thereunto duly authorized.

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



Signature                               Date



/s/ Mark E. Huntley                     October 28, 1997
---------------------------
Mark E. Huntley
Director, President, CEO & Chairman
of the Board of Directors



/s/ Pearn P. Niiler                     October 28, 1997
--------------------------
Pearn P. Niiler
Director



/s/ Earl S. Fusato                      October 28, 1997
--------------------------
Earl S. Fusato
Director



                                        October 28, 1997
--------------------------
Edward E. David, Ph.D.
Director



                                        October 28, 1997
--------------------------
Oskar R. Zaborsky, Ph.D.
Director

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


                                                      /s/ ERNST & YOUNG LLP


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

                              SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                                                                 FOR THE YEARS ENDED OCTOBER 31
                                                                          FROM INCEPTION                      1995
                                                                          TO OCTOBER 31,                 (AS RESTATED)
                                                                              1996            1994          (NOTE 8)         1996
                                                                          ------------   -------------   -------------  -----------
OPERATIONS
Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    10,000    $        --     $        --    $    10,000
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,226             --              --         21,226
                                                                          ------------   ------------    ------------   ------------
Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . . . . .        (11,226)            --              --        (11,226)

Research and development costs . . . . . . . . . . . . . . . . . . . .      1,092,766         27,063          89,264        648,601

General and administrative expenses. . . . . . . . . . . . . . . . . .      1,633,197        115,131         393,171        640,702
                                                                          ------------   ------------    ------------   ------------



Earnings (loss) from operations. . . . . . . . . . . . . . . . . . . .     (2,737,189)      (142,194)       (482,435)    (1,300,529)

OTHER INCOME (EXPENSE)
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,647)            --          (1,762)         2,597
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,016)          (800)         (2,616)            --
Investment in joint venture. . . . . . . . . . . . . . . . . . . . . .       (147,096)       (97,096)             --             --
                                                                          ------------   ------------    ------------   ------------

Total other income and (expense) . . . . . . . . . . . . . . . . . . .       (162,759)       (97,896)         (4,378)         2,597
                                                                          ------------   ------------    ------------   ------------

Earnings (loss) before income taxes and extraordinary item . . . . . .     (2,899,948)      (240,090)       (486,813)    (1,297,932)

Extraordinary item - loss on write down of assets
   to liquidation basis. . . . . . . . . . . . . . . . . . . . . . . .        (14,502)            --              --             --
                                                                          ------------   ------------    ------------   ------------

Earnings (loss) before income taxes. . . . . . . . . . . . . . . . . .     (2,914,450)      (240,090)       (486,813)    (1,297,932)

Federal and State income taxes . . . . . . . . . . . . . . . . . . . .             --             --              --             --
                                                                          ------------   ------------    ------------   ------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,914,450)      (240,090)       (486,813)    (1,297,932)

ACCUMULATED DEFICIT
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . .        (34,268)      (923,883)     (1,163,973)    (1,650,786)
                                                                          ------------   ------------    ------------   ------------
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . .    $(2,948,718)   $(1,163,973)    $(1,650,786)   $(2,948,718)
                                                                          ------------   ------------    ------------   ------------
                                                                          ------------   ------------    ------------   ------------

Loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     (0.14)   $     (0.01)    $     (0.02)   $     (0.03)
                                                                          ------------   -------------   -------------  -----------
                                                                          ------------   -------------   -------------  -----------

Weighted average shares outstanding. . . . . . . . . . . . . . . . . .      20,380,495     22,782,063     25,541,021     37,679,955
                                                                          ------------   -------------   -------------  -----------
                                                                          ------------   -------------   -------------  -----------

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

CASH IN ESCROW AND DEPOSITS HELD

Cash in escrow and deposits held represent funds received from prospective purchasers of the Company's Common Stock for which written confirmation and representation letters, as required by the private placement memorandum, were not received as of the balance sheet date.

PLANT AND EQUIPMENT

Plant and equipment is stated at cost. Depreciation is provided on the straight-line method over ten years for plant and five years for equipment.

STOCK ISSUED FOR SERVICES

Stock issued for services to employees and non-employees is based on management's estimate of the fair value of the Company's restricted stock at the date of issue.

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

The Company has paid rent to an officer/stockholder for the use of office space during the last four years as follows:

        For The Year Ended                   Amount
        -------------------                  ------
              1996                           $24,000
              1995                           $ 4,260
              1994                           $ 8,800
              1993                           $20,330

The Company has also issued restricted stock for services to various officers as follows:

                                 Number of
                                   Shares           Value
                                 ---------       ----------
          YEAR
          1996                      40,000        $  5,000
          1995                     177,875          12,992
          1994                   1,025,000          82,000
          1993                     650,938          52,075
          1992                     300,000              30

The Company also issued restricted stock for services to employees and non-employees as follows:

                                 Number of
                                   Shares           Value
                                 ---------       ----------
          YEAR
          1996                     304,000        $ 57,800

The dollar value of restricted stock awards was determined by multiplying the closing bid price of the Company's common stock on the date of grant of the stock award by the number of shares awarded.

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

9. SUBSEQUENT EVENT

In November 1996, the Company announced that it would acquire between 80 and 90 acres of property on the Big Island of Hawaii valued at between $900,000 and $1,000,000 from C. Brewer and Company, Limited ("C. Brewer") in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company at a purchase price of $0.35 per share. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.25 per share.