Form 10QSB/A
period 1997-04-30
AQUASEARCH INC
filed 1997-10-29
CIK 837490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB/A
    (Mark one)
         /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                        FOR THE PERIOD     FOR THE THREE     FOR THE SIX
                                        FROM INCEPTION      MONTHS ENDED     MONTHS ENDED
                                         TO APRIL 30,         APRIL 30,        APRIL 30,
                                             1997              1997              1997
                                          (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                        --------------     -------------     ------------
OPERATIONS
Sales                                     $    10,931      $       361       $       931

Cost of sales                                 (21,226)              --                --
                                          -----------      -----------       -----------
Gross profit (loss)                           (10,291)             361               931

Research and development costs             (1,491,592)        (190,877)         (398,826)

General and administrative expenses        (1,980,844)        (104,220)         (347,647)
                                          -----------      -----------       -----------
Earnings (loss) from operations            (3,482,731)        (294,736)         (745,542)

OTHER INCOME (EXPENSE)
Interest                                       (5,422)           1,047             4,225
Other                                          (6,210)              --              (194)
Investment in joint venture                  (147,096)              --                --
                                          -----------      -----------       -----------
Total other income and (expense)             (158,728)           1,047             4,031
                                          -----------      -----------       -----------
Earnings (loss) before income taxes
   and extraordinary item                  (3,641,459)        (293,689)         (741,511)

Extraordinary item - loss on write down
   of assets to liquidation basis             (14,502)              --                --
                                          -----------      -----------       -----------
Earnings (loss) before income taxes        (3,655,961)        (293,689)         (741,511)

Federal and state income taxes                     --               --                --
                                          -----------      -----------       -----------
Net income (loss)                          (3,655,961)        (293,689)         (741,511)

ACCUMULATED DEFICIT
Balance, beginning of period                  (34,268)      (3,396,540)       (2,948,718)
                                          -----------      -----------       -----------
Balance, end of period                    $(3,690,229)     $(3,690,229)      $(3,690,229)
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------
Loss per share                            $     (0.18)     $     (0.01)      $     (0.02)
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------
Weighted average shares outstanding        20,380,495       44,388,873        43,382,631
                                          -----------      -----------       -----------
                                          -----------      -----------       -----------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                        FOR THE PERIOD     FOR THE THREE     FOR THE SIX
                                        FROM INCEPTION     MONTHS ENDED      MONTHS ENDED
                                          TO APRIL 30,       APRIL 30,         APRIL 30,
                                             1997              1996              1996
                                          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                        --------------     -------------     ------------
OPERATIONS
Sales                                    $    10,931       $     9,984       $     9,984
Cost of sales                                (21,226)               --                --
                                         -----------       -----------       -----------
Gross profit (loss)                          (10,291)            9,984             9,984

Research and development costs            (1,491,592)         (137,545)         (238,574)

General and administrative expenses       (1,980,844)         (132,636)         (231,498)
                                         -----------       -----------       -----------
Earnings (loss) from operations           (3,482,731)         (260,197)         (460,088)

OTHER INCOME (EXPENSE)
Interest                                      (5,422)               --                --
Other                                         (6,210)            1,812             1,812
Investment in joint venture                 (147,096)               --                --
                                         -----------       -----------       -----------
Total other income and (expense)            (158,728)            1,812             1,812
                                         -----------       -----------       -----------
Earnings (loss) before income taxes
   and extraordinary item                 (3,641,459)         (258,385)         (458,276)

Extraordinary item - loss on write down
   of assets to liquidation basis            (14,502)               --                --
                                         -----------       -----------       -----------
Earnings (loss) before income taxes       (3,655,961)         (258,385)         (458,276)

Federal and state income taxes                    --                --                --
                                         -----------       -----------       -----------
Net income (loss)                         (3,655,961)         (258,385)         (458,276)

ACCUMULATED DEFICIT
Balance, beginning of period                 (34,268)       (1,652,677)       (1,452,786)
                                         -----------       -----------       -----------
Balance, end of period                   $(3,690,229)      $(1,911,062)      $(1,911,062)
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------
Loss per share                           $     (0.18)      $     (0.01)      $     (0.01)
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------
Weighted average shares outstanding       20,380,495        38,000,000        35,000,000
                                         -----------       -----------       -----------
                                         -----------       -----------       -----------


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


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS
                                    APRIL 30, 1997
                                     (UNAUDITED)


1.  COMMON STOCK AND STOCK PURCHASE WARRANTS

    As of April 30, 1997, there were a total of 4,891,401 Common
Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 4,865,427 Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended April 30, 1997. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

    At April 30, 1997, the Company held subscriptions to purchase a total of 454,545 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant.

    An analysis of the changes in stockholders' equity is as follows:

                                        SHARES OF     ADDITIONAL      COMMON          TOTAL
                                         COMMON         COMMON        PAID-IN      ACCUMULATED       STOCK     STOCKHOLDERS'
             DESCRIPTION                  STOCK          STOCK        CAPITAL        DEFICIT       SUBSCRIBED     EQUITY
                                       ----------       --------    -----------    -----------     ----------  -------------
Balance, January 31, 1997. . . . .     44,345,592       $  5,556    $ 4,095,932    $(3,396,540)       519,466    $ 704,948

Issuance of Common Stock
  ($0.21 per share). . . . . . . .      1,064,921            107        234,894                       (64,921)     235,001

Offering costs . . . . . . . . . .             --             --        (82,208)            --                     (82,208)


Loss for the three months ended
  April 30, 1997 . . . . . . . . .             --             --             --       (293,689)            --     (293,689)
                                       ----------       --------    -----------    -----------       --------    ---------

Balance, April 30, 1997. . . . . .     45,410,513       $  5,663    $ 4,248,618    $(3,690,229)       454,545    $ 564,052
                                       ----------       --------    -----------    -----------       --------    ---------
                                       ----------       --------    -----------    -----------       --------    ---------


On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at April 30, 1997 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant because, as of April 30, 1997, the parties had not finally selected the site to be exchanged, which remains contingent upon Aquasearch's analysis of water and other factors related to the sites. These analyses are expected to be complete during the third quarter.

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

    The Company believes that its existing capital resources, and funds raised through private offerings of equity securities, will be sufficient for continued operations through the third quarter of fiscal 1997. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors.
The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect
Future Operating Results -- Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "-- Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.


                             PART II - OTHER INFORMATION

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


                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AQUASEARCH, INC.

Dated:   October 28, 1997               By:/s/ Mark E. Huntley
                                           -----------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer