Form 10QSB/A
period 1997-07-31
AQUASEARCH INC
filed 1997-10-29
CIK 837490

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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
                                                --------------------------------
                                                --------------------------------


                                                 AQUASEARCH, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENTS OF LOSS AND ACCUMULATED DEFICIT




                                                    For the period       For the three         For the nine        For the three
                                                   from inception to      months ended         months ended         months ended
                                                        July 31,            July 31,              July 31,             July 31,
                                                         1997                 1997                  1997                1996
                                                     (Unaudited)           (Unaudited)          (Unaudited)         (Unaudited)
                                                   ------------------------------------------------------------------------------
OPERATIONS
    Sales                                          $          11,077     $         146        $       1,077         $          16
    Cost of sales                                            (21,226)                0                    0               (28,144)
                                                   ------------------------------------------------------------------------------
 Gross Profit (loss)                                         (10,149)              146                1,077               (28,128)

    Research and development costs                        (1,644,309)         (152,717)            (551,543)             (184,973)

   General and Administrative expenses                    (2,278,075)         (297,231)            (644,878)             (122,407)
                                                   -------------------------------------------------------------------------------
Earnings (loss) from operations                           (3,932,533)         (449,802)          (1,195,344)             (335,508)

OTHER INCOME (EXPENSE)
    Interest                                                  (5,199)              223                4,448                   673
    Other                                                     (5,799)              411                  217                     0
    Investment in joint venture                             (147,096)                0                    0                     0
                                                   -------------------------------------------------------------------------------
Total other income and (expense)                            (158,094)              634                4,665                   673
                                                   -------------------------------------------------------------------------------
Earnings (loss) before income taxes and
  extraordinary item                                      (4,090,627)         (449,168)          (1,190,679)             (334,835)

Extraordinary item -- loss on write down
  of assets to liquidation basis                             (14,966)             (464)                (464)                    0
                                                   -------------------------------------------------------------------------------
Earnings (loss) before income taxes                       (4,105,593)         (449,632)          (1,191,143)             (334,835)

Federal and State income taxes                                     0                 0                    0                  (213)
                                                   -------------------------------------------------------------------------------
Net income (loss)                                         (4,105,593)         (449,632)          (1,191,143)             (335,048)


ACCUMULATED DEFICIT
Balance, beginning of period                                 (34,268)       (3,690,229)          (2,948,718)           (1,911,062)
                                                   -------------------------------------------------------------------------------
Balance, end of period                             $      (4,139,861)    $  (4,139,861)       $  (4,139,861)        $  (2,246,110)
                                                   -------------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------------
Loss per share                                     $           (0.20)    $       (0.01)       $       (0.03)        $       (0.01)
                                                   -------------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------------
Weighted average shares outstanding                       20,380,495        45,713,543           44,159,602            38,000,000
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
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------


                                AQUASEARCH, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1997
                                  (UNAUDITED)


1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of July 31, 1997, there were a total of 5,373,218 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended July 31, 1997. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

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

The foregoing analysis does not reflect the accrual of up to 544,555 shares of Common Stock for issuance to certain shareholders of the Company for the failure by the Company to cause a registration statement covering the resale of such shares by such shareholders to be declared effective by the SEC prior to May 29, 1997.

On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at July 31, 1997 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant because, as of July 31, 1997, the parties had not finally selected the site to be exchanged, which remains contingent upon Aquasearch's analysis of water and other factors related to the sites. These analyses are expected to be complete during the third quarter.

2.  ISSUANCE OF CONVERTIBLE NOTES

    During the quarter ended July 31, 1997, the Company issued $250,000 of one-year Convertible Notes bearing interest at 10% per annum. The holders of these Notes have the option to convert their notes into equity on the terms of the Company's next offering of preferred or common stock. The noteholders will also receive warrants to purchase 100 shares of the Company's Common Stock at an exercise price of $0.50 per share for each $1,000 aggregate principal amount of Notes.

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

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended July 31, 1997, the Company issued one year Convertible Notes Payable amounting to $250,000. The holders of these notes have an option to convert to equity under a planned private placement that the

Company is planning in the next six months. The Convertible Notes carry an interest rate of 10 per cent per annum and warrants to purchase 100 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AQUASEARCH, INC.

Dated: October 28, 1997         By:  /s/ Mark E. Huntley
                                         --------------------------------------
                                         Mark E. Huntley, Ph.D.
                                         President and Chief Executive Officer