Form 10KSB/A
period 1995-10-31
AQUASEARCH INC
filed 1997-11-06
CIK 837490

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-KSB/A


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1995            Commission file number:
                                                           33-23460-LA

                                   AQUASEARCH, INC.
               (Exact name of Registrant as specified in its charter)

STATE OF COLORADO                   IRS Employer Identification No. 33-0034535

73- 4460 Queen Ka'ahumanu Highway
Suite 110
Kailua-Kona, Hawaii  96740

Issuer's telephone number:  (808) 326-9301

            SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                         None

            SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    Common Stock                 Par Value $0.0001


     Check whether issuer (1) has filed all reports required to be filed by the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days [X] yes   [  ] no

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   (   )

     State issuer's revenues for its most recent fiscal year:  $0.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $6,840,474.48 as of October 31, 1995.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 32,573,688 shares of common stock, $0.0001 par value each, as of October 31, 1995.


                         DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (check one): [ ] yes  [X] no

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     EXHIBITS

     (2) PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION AND SUCCESSION

          Not applicable.

     (3)  ARTICLES OF INCORPORATION AND BYLAWS

          (i) Articles of Incorporation filed February 5, 1988. Articles of Amendment filed October 3, 1988.

          (ii)   Bylaws dated May 21, 1988.

     (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

          (i) Equity securities: Articles of Incorporation filed February 5, 1988, Articles of Amendment filed October 3, 1988 with the State of Colorado, Secretary of State.

          (ii)   Debt securities:  Not applicable.

          (iii)  Indentures:  Not applicable.

     (9)  VOTING TRUST AGREEMENT

          Not applicable.

     (10) MATERIAL CONTRACTS

          (i) Dissolution Agreement dated November 18, 1994, by and among Cyanotech Corporation, Aquasearch, Inc. and OceanColor, Inc.

          (ii) Supply Agreement dated June 30, 1995, between Svenska Foder AB and Aquasearch, Inc.

          (iii) Keahole Point Facilities Use Agreement dated April 1, 1995, by and between The Natural Energy Laboratory of Hawaii Authority and Aquasearch, Inc.

     (11) STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS

          Not applicable.

     (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS. FORM 10-Q OR QUARTERLY REPORT TO SECURITIES HOLDER

          Not applicable.

     (16) LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

          Not applicable.

     (18) LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

          Not applicable.

     (21) SUBSIDIARIES OF THE REGISTRANT

          Not applicable.

     (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
          HOLDERS

          Not applicable.

     (23) CONSENT OF EXPERTS AND COUNSEL

          Not applicable.

     (24) POWER OF ATTORNEY

          Not applicable.

     (27) FINANCIAL DATA SCHEDULE

          Not applicable.

     (28) INFORMATION FROM REPORTS TO STATE INSURANCE REGULATORY AUTHORITIES

          Not applicable.

     (99) ADDITIONAL EXHIBITS

          Not applicable.


REPORTS ON FORM 8-K

     On or about November 4, 1995, the Company filed a report on Form 8-K. The events reported were the three-year contract with Svenska Foder and the first shipment of product by the Company under the contract.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on January 29, 1996, on its behalf by the undersigned, thereunto duly authorized.

                                   AQUASEARCH, INC.



                                   By  /s/ MARK E. HUNTLEY
                                       ----------------------------------
                                       Mark E. Huntley
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                                Date


/s/ MARK E. HUNTLEY                          November 6, 1997
-------------------------------------
Mark E. Huntley
Director, President, CEO and Chairman
  of the Board of Directors


/s/ EARL S. FUSATO                           November 6, 1997
-------------------------------------
Director, Chief Financial Officer
  and Secretary


/s/ PEARN P. NIILER                          November 6, 1997
-------------------------------------
Pearn P. Niiler
Director


                                             November 6, 1997
-------------------------------------
Edward E. David
Director


                                             November 6, 1997
-------------------------------------
Oskar R. Zaborsky
Director