Form 10KSB40
period 1997-10-31
AQUASEARCH INC
filed 1998-02-13
CIK 837490

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                               -----------------------
                                     FORM 10-KSB
(X)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR                     COMMISSION FILE
          ENDED OCTOBER 31, 1997                  NUMBER 33-23460-LA

                                   AQUASEARCH, INC.
                                   ----------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 COLORADO                              33-0034535
          (STATE OR INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                           73-4460 QUEEN KA'AHUMANU HIGHWAY
                                      SUITE 110
                              KAILUA-KONA, HAWAII 96740
                                    (808) 326-9301
                (Address and telephone of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Registrant's revenues for its most recent fiscal year:  $1,077.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $10,520,374 as of December 31, 1997.

     The number of shares outstanding of each of issuer's classes of common equity, as of October 31, 1997, was 47,819,881 shares of Common Stock, $0.0001 par value.

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


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Aquasearch, Inc. ("Aquasearch" or the "Company") is a development stage company that is developing a proprietary, closed-system technology for the large-scale, commercial cultivation of photosynthetic microalgae. The Company's microalgae cultivation technology is known as the Aquasearch Growth Module (the "AGM").

     The Company was founded in February 1988 as a Colorado corporation and acquired all the assets of Aquasearch, Inc., a California corporation, in May 1988 in a stock-for-stock exchange.

     The Company commenced operations in Borrego Springs, California and developed its first prototype AGM in 1988. Until March 1993, the Company conducted research and development focused on refining its production technology and cultivating microalgal species of several markedly different varieties.

     In March 1993, the Company formed a joint venture company with Cyanotech, an unaffiliated producer of microalgae, to develop commercial systems for the production of astaxanthin-rich microalgae. Aquasearch contributed approximately $147,000 in capital to the joint venture company and licensed its AGM technology to the joint venture company. Cyanotech contributed approximately $15,000 in capital to the joint venture company and made available its facilities and personnel at the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii. AGMs were constructed in July 1993 that demonstrated the economics of the production process and provided samples of astaxanthin-rich microalgae for analysis and trial applications.

     In the summer of 1994, Aquasearch initiated discussions with Cultor Ltd., a Finnish food conglomerate ("Cultor"), regarding the purchase of astaxanthin-rich microalgae. While awaiting a response from Cultor, Cyanotech elected to discontinue its participation in the joint venture company and the joint venture agreement was terminated by mutual consent in November 1994. The dissolution agreement provided that all intellectual property rights to the AGM technology reverted to Aquasearch.

     In December 1994, Cultor initiated a series of feeding trials with farmed salmon using astaxanthin-rich microalgae produced by the Company.

     In April 1995, the Company leased a half-acre site within the HOST Business Park and began construction of a research and development facility capable of producing small amounts of microalgae containing astaxanthin for marketing purposes. This half-acre facility, comprised of AGMs and an operating laboratory, was completed in June 1995.

     In July 1995, the Company entered into a three-year Supply Agreement with Svenska Foder, then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as the exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. In December 1996, Cultor sold Svenska Foder to KKR, a Danish animal feeds company, and assumed all of Svenska Foder's rights and obligations under the Svenska Foder Supply Agreement.

     In July 1995, the Company leased additional space in the Hawaii Ocean Science and Technology ("HOST") Business Park to expand its half-acre research and development facility to a one-acre research and development/production facility. Construction of the one-acre research and development/production facility was completed in October 1995.

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. See "Description of Business--Corporate Partner Relationships."

     In July 1996, the Company was awarded U.S. Patent Number 5,541,056 for a "Method of Control of Microorganism Growth Process," which claims certain processes that operate in the Company's proprietary, closed-system photobioreactor, the Aquasearch Growth Module. The Company's U.S. filing was made under the provision of the Patent Cooperation Treaty, and the Company is in the process of pursuing international patents pursuant thereto.

     In September 1996, the Company's shareholders approved the Cultor Distribution and Development Agreement and the Cultor Stock Subscription Agreement.

     In October 1996, Cultor acquired 400,000 shares of the Company's Common Stock at a purchase price of $0.50 pursuant to the Cultor Stock Subscription Agreement.

     In November 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the Company's outstanding Common Stock. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share.

     In September 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited to enter into a ten-year drug development and manufacturing agreement. Under the terms of the agreement, Aquasearch would produce large-scale research quantities of several thousand different microalgae in its AGM photobioreactors. Inflazyme intends to investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases. Aquasearch would receive cost-plus reimbursement of all its research costs (including dedicated physical facilities); potential milestone payments associated with steps in the U.S. Food and Drug Administration drug approval process; and royalties on future net product sales.

     The Company believes that strategic relationships will continue to be an important part of its business strategy. There can be no assurance that the Company will be able to maintain existing corporate partner relationships, enter into future relationships to develop additional applications for natural astaxanthin or to develop other microalgae products or that any such relationships will be successful.

     Aquasearch has an active Scientific Advisory Board consisting of eight Ph.D.s with expertise in the fields of aquaculture, marine biology, fluid dynamics, and the chemistry, photobiology, physiology and mass culture of microalgae.

     Aquasearch is incorporated in Colorado; its principal executive offices are located at 73-4460 Queen Ka'ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740; its telephone number is (808) 326-9301; and its Website is www.aquasearch.com.

SUMMARY DESCRIPTION OF TECHNOLOGY AND PRODUCTS

     Aquasearch, Inc. is a development stage company that develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology known as the Aquasearch Growth Module.

     Microalgae are a diverse group of over 30,000 species of microscopic plants that have a wide range of biochemical characteristics. Microalgae produce many different and unusual fats, sugars, proteins, amino acids, vitamins, enzymes, pigments and other bioactive compounds that have existing and potential commercial applications in such fields as animal and human nutrition, food colorings, cosmetics, diagnostic products, pharmaceuticals, research grade chemicals, pigments and dyes. Microalgae grow ten times faster than the fastest growing land-based crops and represent a largely unexploited and renewable natural resource with a biodiversity comparable to that of land-based plants.

     The principal impediment to commercializing microalgae is the lack of large-scale cultivation technology. Other microbes, such as bacteria and fungi, are cultivated in large, closed-system fermenters, as known as "bioreactors." The products manufactured in this way are the basis of both the pharmaceutical and brewing industries, for example.

     Bioreactors are closed to avoid contamination by unwanted species. Bioreactors are controlled because every microbe prefers certain environmental conditions, such as temperature, to grow optimally.

     Bacteria and fungi grow in the dark. Bioreactors, therefore, are dark. Microalgae, however, are green plants: they require light. Microalgae cannot grow in bioreactors. They must be grown in "photobioreactors" - closed, controlled cultivation chambers into which light can penetrate.

     Commercial bioreactors for cultivating bacteria and fungi are large. The size of industrial bioreactors is typically in the range of 1,000 to 20,000 gallons.

     The Company believes photobioreactors will have to be the same size as industrial bioreactors in order to be of commercial value but, according to recent technology surveys by experts, most photobioreactors now in use around the world are less than 100 gallons in size.

THE AQUASEARCH GROWTH MODULE

     Aquasearch believes it has developed the largest, commercial-scale photobioreactor known. The Company has for the past year routinely - and simultaneously - operated more than ten Aquasearch Growth Modules (the "AGM") ranging in size from 1,000 to 2,000 gallons.

     Aquasearch has spent more than $2.4 million over the last two years on development of its AGM technology. The Company believes that the two major recent improvements in its technology are (i) size and (ii) computerized process control.

     The standard production-model AGM grew from 1,000 gallons in 1996 to 2,000 gallons in 1997. The design for a model of more than 5,000 gallons is slated for standard operations during 1998. These significant increases were made possible by research and engineering conducted jointly by the Company's staff and its Scientific Advisory Board.

     Computerized process control advanced significantly during 1997. The AGM utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates. New hardware and proprietary software developed in 1997 have significantly improved control of the system and have reduced labor requirements.

     Aquasearch believes that the AGM offers significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to economically cultivate hundreds of microalgal species at commercial scale that cannot be produced in competitive microalgae cultivation systems due to substantially higher risks of contamination and lack of control.

     Aquasearch also believes that the AGM compares favorably with other known closed systems with respect to both capital and operating costs, primarily due to the large size of the AGM.

     Aquasearch believes that its current AGM technology can be used to cultivate hundreds of species of microalgae for commercial purposes. Notwithstanding these perceived advantages of the Company's technology, the production of various species of microalgae on a commercial scale involves various risks and uncertainties.

     ASTAXANTHIN

     Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from HAEMATOCOCCUS PLUVIALIS, a freshwater microalga. The primary market for astaxanthin currently is aquaculture. According to industry sources, the global aquaculture market steadily doubled in value from $13 billion in 1985 to $26 billion in 1990, and is projected to grow to more than $50 billion by the year 2000. Industry sources indicate that farmed salmon and shrimp (the fastest and fourth fastest growing aquaculture products, respectively) will account for more than half the total value of world aquaculture production by the year 2000. Free swimming salmon and shrimp acquire pink flesh from natural astaxanthin contained in microalgae and other species ingested in the wild. Farmed salmon and shrimp, however, currently acquire pink flesh only from the addition of synthetic astaxanthin (or a less effective substitute product) to their feed. The world market for astaxanthin in aquaculture was estimated to be approximately $125 million in 1996, and continued growth is expected.

     Aquasearch believes it is one of the first companies to produce commercial quantities of natural astaxanthin from microalgae. The world market for astaxanthin is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of its synthetic astaxanthin product (which is derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. Aquasearch's natural astaxanthin product will compete directly with Hoffman-LaRoche's synthetic astaxanthin product. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of Aquasearch's natural astaxanthin product.

     In May 1996, Aquasearch entered into a three-year exclusive Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which Aquasearch will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Cultor is a $2 billion Finnish food conglomerate that is a leading worldwide producer of animal feed and animal nutrition products. Aquasearch estimates that Cultor and its affiliated companies currently utilize approximately $30 million of synthetic astaxanthin per year in feed products for the aquaculture and livestock industries. Astaxanthin is currently used in poultry feed to impart a more reddish hue to egg yolks. Recently published studies indicate that natural astaxanthin, as compared with synthetic astaxanthin, may have additional benefits with respect to fertility, weight gain and feed efficiency in broiler chickens and layer hens.

     Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility to be constructed in 1998 in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the new ten-acre production facility in return for its 50% stake. Under the Cultor Distribution and Development Agreement, Cultor also has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. The formula provides that the purchase price for the additional shares to be acquired by Cultor from Aquasearch will equal the greater of (i) $1 million,
(ii) half of the current replacement value of the astaxanthin production facility initially contributed by Aquasearch or (iii) an amount equal to X multiplied by Y; where "X" equals the difference between the Transfer Price (as defined) and the Aquasearch Production Costs (as defined) for the six-month period commencing on November 1, 1999 and ending on April 30, 2000 and "Y" equals six (or, in other words, an amount equal to twelve times annual profit in the third year of the contract). Aquasearch will license certain technology to the new company to make, use and sell natural astaxanthin derived from microalgae within the field of animal feed and animal nutrition only and will retain the right to make, use and sell natural astaxanthin derived from microalgae in all fields other than animal feed and nutrition as well as the right to make, use and sell any microalgal products other than natural astaxanthin in all fields, including the field of animal feed and animal nutrition. The Company's obligations and performance under the Cultor Distribution and Development Agreement and the potential formation of a new joint venture company with Cultor involve various risks and uncertainties.

     Over the past twenty months, the Company has been producing natural astaxanthin at varying rates of between one and eight kilograms per month at its existing one-acre research and development/production facility. The amounts produced have been used by Cultor for a variety of product development purposes. The production targets under the Cultor Distribution and Development Agreement were initially 40 kilograms per month at the end of the first year and 120 kilograms per month at the end of the second year; however,

Aquasearch and Cultor recently agreed to extend the term of the Cultor Distribution and Development Agreement by one year and to amend the production targets to be 40 kilograms per month at the end of the second year
(September 1998) and 120 kilograms per month at the end of the third year (September 1999). In order to meet these production targets, Aquasearch must significantly expand and improve its production facilities and processes, which will involve various risks and uncertainties.

     PHARMACEUTICALS

     Most pharmaceutical products developed to date have been derived from the approximately 20,000 species of land-based plants. Aquasearch believes that the 30,000 estimated species of microalgae represent a comparable - but as yet untapped - source of pharmaceutical products. The Company is aware of several compounds, isolated from microalgae, that have demonstrated activity against certain diseases in pre-clinical trials. However, despite the possibility of new drug discoveries among microalgae, the Company believes that the pharmaceutical industry has largely ignored microalgae because commercial scale production technology, such as the AGM, has been unavailable to produce the amounts required.

     Aquasearch believes that the discovery and manufacture of pharmaceuticals from microalgae is potentially a large market. According to industry sources, pharmaceutical companies are now under unusually intense pressure to fill their development pipelines with new drug candidates. Aquasearch believes that this pressure, in combination with new screening techniques based on genomics, is already causing the pharmaceutical industry to broaden its search for new drugs. The wider and more intensive search for new drug candidates, Aquasearch believes, will put microalgae high on the list of unexplored but potentially valuable sources.

     Aquasearch believes it is capable of producing the relatively large quantities of microalgae raw material necessary for the drug discovery process. The Company was awarded a Master Agreement from the U.S. National Cancer Institute for just this purpose, although no contracts have yet been issued. The Company does not have the expertise to develop and fully commercialize pharmaceutical products on its own. Aquasearch's strategy is to establish the AGM as a core technology for the cultivation of microalgae and to seek collaborative research and development, sales, marketing and distributing relationships with established pharmaceutical companies in order to develop and commercialize potential pharmaceutical products from microalgae.

     In September 1997, the Company executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited to enter into a 10-year drug development and manufacturing agreement. Under the agreement, Aquasearch would produce large-scale research quantities of several thousand microalgae in its AGM technology, and Inflazyme would investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases.

     Aquasearch would receive cost-plus reimbursement of all direct, indirect, fixed and variable costs related to research activities for Inflazyme. Furthermore, Aquasearch would receive potential milestone payments as a drug candidate proceeds through the U.S. FDA approval process. Aquasearch would also receive a royalty on net product sales, as well as manufacturing rights.

     Aquasearch would be free under its agreement with Inflazyme to seek additional drug development agreements with other pharmaceutical companies, and to provide those additional companies with the same microalgae furnished to Inflazyme. The Company's development of pharmaceutical products from microalgae involves many significant risks and uncertainties.

INDUSTRY BACKGROUND

     Microalgae have the following properties that make their commercial production attractive:

     (i) microalgae naturally produce a vast array of natural compounds: many different and unusual fats, sugars, proteins, amino acids, vitamins, enzymes, pigments and other bioactive compounds;

     (ii) microalgae grow ten times faster than sugar cane, the fastest growing land-based crop (which makes it possible to harvest new crops every two to three days utilizing optimal culture and processing technologies);

     (iii) ease of processing: microalgae have a uniform cell structure with no bark, stems, branches or leaves (which permits easier extraction of products and higher utilization of cells and makes it practical to manipulate and control growing conditions in order to optimize particular cell characteristics); and

     (iv) the raw materials required for microalgae growth are abundant: these include sunlight, carbon dioxide and nitrogen.

     Existing and potential commercial applications for microalgae include animal and human nutrition, natural food colorings, cosmetics ingredients and colorings, diagnostic products, pharmaceuticals, research grade chemicals and pigments and dyes. The largest volume of microalgae products produced today are algae used as human food and nutritional supplements. These include forms of SPIRULINA spp., CHLORELLA spp., lake grown blue green algae (APHANIZOMENON FLOS-AQUAE) and natural beta carotene from DUNALIELLA SALINA. These microalgae food supplements contain, in varying degrees, highly absorbable sources of phytonutrients including mixed carotenoids, B vitamins, GLA, protein and essential amino acids. Emerging commercial applications for microalgae include products for drug design, pharmaceuticals and diagnostics. One company has developed an infant formula ingredient from microbial oils enriched with microbial fatty acid components derived from microalgae and fungi that may be linked to the development and function of the brain and retina.

     Although many potentially valuable compounds have been identified in microalgae, until recently there was no technology to provide for cost effective production of multiple species of microalgae in commercial quantities. To the Company's knowledge, and with the exception of the infant formula product, substantially all other commercial quantities of microalgal products are currently produced in open pond environments with microalgal species that thrive in harsh environments which eliminate or neutralize competing species, predators and contaminants. These few species, such as SPIRULINA spp., CHLORELLA spp., and DUNALIELLA SALINA require a medium for growth characterized by either an extremely high salinity or pH or another chemistry that is hostile to most competing species, predators and contaminants. Accordingly, the problem of contamination is drastically reduced in such abnormal environments, as is the number of microalgal species that can be produced.

     Commercial cultivation of the other three principal groups of microbes --bacteria, yeasts and fungi -- is currently accomplished in closed, controlled bioreactors (fermenters), and provides the basis for multi-billion dollar industries (such as pharmaceuticals) based on natural products produced by these microbes. The Company believes that microalgae are the only major group of microbes that are not currently widely cultivated in closed, controlled cultivation systems and that such closed systems are essential for commercial exploitation of the estimated 30,000 species of microalgae.

THE AQUASEARCH SOLUTION

     Aquasearch has designed, developed and implemented proprietary production technologies, systems and processes that provide a controlled environment for the principal conditions required to optimize and maintain microalgae growth. This technology includes the AGM, which is a closed-system photobioreactor that utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates. To date, the AGM has produced at least a doubling of growth rate in tested species compared with conventional open pond technology. Equally important, the AGM is a closed, sterile, controlled, photosynthetic system that protects the cultured microalgal species from the bacteria and other microbial contaminants that frequently destroy them in conventional open pond systems.

     As a result, the AGM enables the continuous growth and harvesting of microalgae for several months without re-inoculation, thus enabling a semi-batch continuous production cycle. The specific processes and controlled conditions are designed to meet the unique requirements of each microalgal species. To date, Aquasearch has conducted experiments on five different microalgal species, each with significantly different optimal growth environments. In each case, the AGM has provided a stable environment that fostered sustained continuous growth. Based on these preliminary studies, the Company believes that the AGM can be used to cultivate hundreds of species of microalgae.

     The Company has also designed, developed and implemented proprietary harvesting technologies, systems and processes for the production of microalgae that it believes provide significant competitive advantages over traditional microalgae production techniques.

     Aquasearch believes that the capital cost of operating the AGM compares favorably with other known microalgae cultivation systems, thus reducing the Company's costs of production and potentially expanding the number of microalgae species that can be commercially exploited.

     Notwithstanding these perceived advantages of the Company's technology, the production of certain species of microalgae on a commercial scale involves many significant technical challenges, some of which may never have been faced before.

     The Company believes that the location of its research and development and production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii is an important competitive advantage. Aquasearch believes that the combination of consistent warm temperatures, abundant sunlight, low rainfall and the provision of cold, clean deep seawater at this facility makes this a favorable location to economically cultivate microalgae on a large scale year round. The Company believes that, in contrast to its facility (and others in the HOST Business Park), other microalgae production facilities located in areas lacking these characteristics are likely to be subject to significantly higher costs of production and fewer production days per year.

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

     The concentration of the Company's existing and planned production capacity in the HOST Business Park (as well as any other potential production sites in the Hawaiian Islands) involves certain risks and uncertainties relating to potential natural disasters such as volcanic eruptions, earthquakes, tidal waves, hurricanes and related matters indigenous to Hawaii.

AQUASEARCH'S STRATEGY

     The Company's objective is to become the leader in cost-effective cultivation technology to produce natural commercial products from microalgae. The Company's strategies to achieve this goal may be summarized as follows:

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

- CONTINUALLY IMPROVE AND ENHANCE ITS CORE PLATFORM TECHNOLOGY. Aquasearch has developed proprietary, cost effective, microalgae cultivation and harvesting technologies and processes that it believes provide it with significant competitive advantages over other known cultivation technologies. Aquasearch plans to continue to improve upon its AGM technology and other technologies in order to improve yields of natural astaxanthin from HAEMATOCOCCUS PLUVIALIS and to develop additional products from other microalgae species. The Company's talents in science and engineering will be applied to innovation and optimization that are focused on improving quality, reducing costs and competing effectively. Aquasearch plans to continue aggressive development and protection of its intellectual property.

- DEVELOP PHARMACEUTICALS AND COMMERCIAL PIGMENTS. Aquasearch plans to initiate pharmaceutical drug discovery through development of its collaboration with Inflazyme Pharmaceuticals, and to seek additional strategic relationships with other pharmaceutical companies. The Company also plans to undertake research and development of potential commercial pigments from other species of microalgae. In particular, Aquasearch plans to determine if four other carotenoid pigments, related to astaxanthin and currently used in synthetic form in human foods and animal feeds, can be derived cost-effectively from microalgae in commercial quantities. The Company believes that the world market for these four synthetic pigments is currently in excess of $1 billion per year.

- EXPAND STRATEGIC ALLIANCES IN BUSINESS. Aquasearch intends to strengthen existing and develop new relationships with companies interested in commercializing microalgae products. In particular, Aquasearch is targeting potential partners, like Cultor and Inflazyme, that have greater research and development, scientific, technical, financial, marketing, sales and/or distribution resources than Aquasearch. The Company's primary objective in expanding relationships with these companies is to gain visibility into their product requirements in order further develop Aquasearch's technology and expand the markets for its existing and potential products.

- EXPAND STRATEGIC ALLIANCES IN RESEARCH AND DEVELOPMENT. Aquasearch plans to leverage its access to new discoveries of products and technologies by stronger relationships with universities and other public research institutions. In particular, Aquasearch has been accepted as a charter industry member of the Marine Bioprocess Engineering Center (MarBEC) at the University of Hawaii. MarBEC is a program currently being considered as one of ten finalists in a national competition, of which five will be funded, by the U.S. National Science Foundation. MarBEC is focused specifically on research and engineering to commercialize microalgae pigments and enzymes and, if funded in mid-1998, would sustain a 10-year program valued at more than $30 million. Charter industry members (which include Merck, Eastman Chemical, Hoechst and Monsanto) are expected to commercialize MarBEC discoveries and to play a strong role in developing a graduate degree program. In return, charter industry members would receive preferential rights to new products and technologies. The Company's primary objective in participating in MarBEC and other similar research efforts is to have heightened access to expertise, equipment, facilities, new product development, and potential strategic business partners.

- DEVELOP COSMETICS AND OTHER APPLICATIONS. Aquasearch currently plans to conduct research and development of potential cosmetics and other applications from microalgae. Aquasearch intends to identify such potentially marketable compounds through the efforts of its existing technical staff, its Scientific Advisory Board and the scientific institutes and universities (such as Scripps Institution of Oceanography, University of California, San Diego; University of Hawaii at Manoa and the University of Southern Mississippi) at which members of the Company's Scientific Advisory Board are conducting teaching and research activities.

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

     AQUACULTURE. Astaxanthin is the red pigment that occurs in the natural diets of a number of marine species (including, for example, salmon, shrimp, carp, trout, red sea bream, ornamental fish, lobsters and crabs) which provides the red coloring in their flesh or shells. In nature, astaxanthin, like other marine pigments, is produced only by microalgae and is then passed up the food chain. Farmed salmon, trout and shrimp do not obtain astaxanthin in non-pigmented commercial fish feed. The resulting salmon, trout and shrimp taste the same as pink salmon, trout and shrimp, but, due to consumer preference, fetch about half the price. (Industry studies have demonstrated that color is the most significant factor influencing consumer salmon purchases.) For this reason, fish farmers have an important incentive to add astaxanthin (in synthetic or natural form) or an alternative product into their fish feed in order to increase the value of their produce.

     The aquaculture market for synthetic astaxanthin is currently estimated to be approximately $125 million per annum, and continued growth is expected. This market is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of synthetic astaxanthin at about $2,500 per kilogram for more than a decade. Aquasearch has entered into an exclusive distribution and development agreement with Cultor with respect to the production and distribution of Aquasearch's natural astaxanthin product derived from HAEMATOCOCCUS PLUVIALIS. Cultor owns Ewos, a Finnish company with production facilities worldwide, which Aquasearch believes currently sells approximately one-third of the world's salmon feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests conducted by Cultor. Aquasearch's natural astaxanthin product will compete directly with

Hoffman-LaRoche's synthetic astaxanthin product in the aquaculture feed market. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of Aquasearch's natural astaxanthin product.

     POULTRY FEED. The amount of natural pigments ingested in the diet determines the hue of the egg yolks produced by poultry. For many years, poultry producers have added synthetic canthaxanthin -- a closely related pigment to astaxanthin -- and other natural pigments (such as marigolds) to livestock feeds in order to satisfy consumer preferences for various colored egg yolks. Recent legislation in Sweden, however, requires that all colorants added to animal feeds be derived from natural sources. This legislation prompted Svenska Foder, the largest poultry feed producer in Sweden (and a subsidiary of Cultor prior to December 1996), to seek out Aquasearch to provide natural astaxanthin as an alternative colorant for poultry feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests performed by Svenska Foder. In addition, recently published studies by Svenska Foder suggest that natural astaxanthin may have additional benefits with respect to fertility, weight gain and feed efficiency in broiler chickens and layer hens. In December 1996, Cultor sold its majority interest in Svenska Foder to KKR, a Danish animal feeds company. In connection with this sale, Cultor acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

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

     POTENTIAL PRODUCTS

     PHARMACEUTICALS. Most pharmaceutical products developed to date have been derived from land-based plants, and the biodiversity of microalgae is comparable to that of land-based plants. In 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited to enter into 10-year drug development and manufacturing agreement in which Aquasearch would provide large-scale research quantities of microalgae - on a cost-plus basis - and Inflazyme would identify and commercialize new therapeutic drugs from microalgae. The two companies plan to test several thousand species of microalgae for therapeutic potential. Aquasearch is aware of at least one company, Martek Biosciences Corporation, that has collaborated with Merck & Co. and others to develop pharmaceuticals from microalgae. Aquasearch is also aware that certain compounds derived from microalgae enhanced the production of an anti-cancer drug that is now in Phase II clinical trials. The Company believes that many pharmaceutical and biotechnology companies will be interested to collaborate with Aquasearch to develop new drugs from microalgae, although there can be no assurances in this regard. The Company believes this interest exists especially because of the AGM technology, which Aquasearch views as unique in its ability to provide the large quantities of pure material required for research, development and manufacture of drugs from microalgae. Aquasearch does not currently have the expertise to develop and commercialize pharmaceutical products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. The Company's development of pharmaceutical products from microalgae involves many significant risks and uncertainties.

     OTHER PIGMENTS FROM MICROALGAE. Using its AGM technology, Aquasearch has the capability of cultivating additional microalgal species rich in pigments. Microalgae contain the entire spectrum of colors found in aquatic environments, including more than 1,000 specific pigments. These pigments may be useful in other feeds for the aquaculture and animal feed markets. In addition, the Company believes that natural pigments found in microalgae can be substituted for synthetic pigments currently used in the food processing industry. For example, canthaxanthin is used widely in the food industry today for colorings in cakes, candy, soda and processed meats.
The Company believes that the worldwide market for synthetic canthaxanthin is currently in excess of $200 million. Aquasearch is aware of a number of microalgae species that contain a high percentage of canthaxanthin and other closely related pigments with global markets of comparable size. Similarly, there is a growing demand for natural pigments in cosmetics, skin and hair care products that could be derived from microalgal species. Aquasearch believes it has the technical expertise to identify microalgae species that produce pigments that could be useful in the food processing, cosmetics and consumer products industries, among others. The Company believes that the combined worldwide market for canthaxanthin and three other pigments currently being evaluated by the Company is in excess of $1 billion. The Company's development of additional microalgae pigmentation products involves many significant risks and uncertainties.

     AQUACULTURE FEEDS. Microalgae are the primary source of food for most aquatic species in their larval stages. According to independent sources, the aquaculture market currently produces approximately 18% of the world's fisheries consumption based on 1994 figures (which are the most recent data available) and was estimated to be a $35 billion market in 1996. Aquaculture feeds typically represent the highest cost of production for the aquaculture farmer and many are required to grow or purchase microalgae or microalgae sources for their hatcheries. Problems of contamination are a significant business risk and some farmers are currently purchasing prepared larval feeds. One of the significant obstacles to the development of aquaculture has been the difficulty of feeding the larvae. Aquasearch believes that the AGM can provide a cost-effective technology for growing feed for the aquaculture industry, both for existing species and future aquaculture species. The Company's development of microalgae aquaculture feed products involves many significant risks and uncertainties.

     COSMETICS. Aquasearch believes that microalgae contain several significant features of importance to the cosmetics industry. First, the natural colors that occur in microalgae can be used directly as coloring agents in cosmetics. Second, many species of microalgae possess light blocking compounds that regulate the amount of ultraviolet and other wavelengths they absorb and have potential applications in sunscreens and other products containing sun blocking agents. Last, bioactive agents derived from microalgae may be useful as cosmetics themselves. For example, Aquasearch is aware that an extract from a marine organism is an active ingredient in a wrinkle-reducing skin cream marketed by Estee Lauder. This product currently generates more than a million dollars a year in royalties to its developer. Aquasearch believes that the market for cosmetics derived from microalgae is a potentially large market. Aquasearch does not currently have the expertise to develop and commercialize cosmetics products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and marketing, sales and distribution relationships with established cosmetics and consumer goods companies in order to develop and commercialize potential microalgal cosmetics products. The Company's development of microalgae cosmetics products involves many significant risks and uncertainties.

MANUFACTURING

     ASTAXANTHIN

     Aquasearch began culturing HAEMATOCOCCUS PLUVIALIS at its current facility in the HOST park in 1995. HAEMATOCOCCUS PLUVIALIS is cultured using a series of photobioreactors of varying sizes to achieve culturing consistency before entering the AGM. The AGM is a large photobioreactor that utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates.

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

     Over the past three months, Aquasearch has instituted three significant improvements in its production process. First, the Company has initiated certain changes in its cultivation procedures that have resulted in achieving a sustained three-fold increase in productivity of HAEMATOCOCCUS PLUVIALIS in the AGM. Second, the Company has employed a new AGM model that is double the size of previous models; this new model has not only performed better, but it also requires only half the labor of earlier models. Finally, the Company has designed an even larger model AGM (of more than 5,000 gallons) that is planned for routine production usage in 1998, and is anticipated to further reduce labor costs by a factor of five. There are significant risks and uncertainties involved, particularly in the development of the very large volume AGM, and there can be no assurance that the Company will achieve effective implementation in a timely manner.

     Over the past twenty months, the Company has been producing natural astaxanthin at varying rates of between one and eight kilograms per month at its existing one-acre research and development/production facility. The amounts produced have been used by Cultor for a variety of product development purposes. The production targets under the Cultor Distribution and Development Agreement were initially 40 kilograms per month at the end of the first year and 120 kilograms per month at the end of the second year; however, Aquasearch and Cultor recently agreed to extend the term of the Cultor Distribution and Development Agreement by one year and to amend the production targets to be 40 kilograms per month at the end of the second year (September 1998) and 120 kilograms per month at the end of the third year (September 1999). In order to meet these production targets, Aquasearch must significantly expand and improve its production facilities and processes, which will involve various risks and uncertainties.

     OTHER MICROALGAE SPECIES

     In addition to HAEMATOCOCCUS PLUVIALIS, the Company has used its AGM technology to successfully culture the following species of microalgae:
CHLORELLA SOROKINIENSIS, LYNGBYA LAGERHEIMII, SPIRULINA PLATENSIS and HAEMATOCOCCUS LACUSTRIS. Commercial production of additional species of microalgae will require the development of custom processes to create optimal conditions for the cultivation and harvesting of each species. Based on preliminary studies, Aquasearch believes that the fundamental aspects of the technology used to produce HAEMATOCOCCUS PLUVIALIS will be directly applicable to the production of hundreds of other species of microalgae and that principal variations are likely to occur in the modification of harvesting processes rather than adaptation of the AGM.

MARKETING AND SALES

     Aquasearch's primary business strategy is to continue development of its platform technology and to establish its expertise and reputation as a cost effective developer and manufacturer of high value microalgal products. The Company presently plans to develop strategic research and development, sales and marketing and distribution arrangements with established companies that have significant market shares in the fields in which Aquasearch intends to develop and sell products. The Company believes that this approach reduces the time to market for its products and increases the likelihood of market acceptance for its products. Alternatively, Aquasearch does not believe that acquiring or developing the legal, regulatory, sales and marketing expertise necessary to compete with established vertically integrated companies with significant market shares is likely to yield the best return on investment for the Company or its shareholders. In general, Aquasearch intends to follow substantially the same strategy with respect to the development, marketing and sale of future products that it followed in connection with the development, marketing and sale of its natural astaxanthin product; namely, to identify potential corporate partners already familiar with the potential product as part of their own research and development efforts and to enter into strategic development agreements to manufacture value-added products to the specifications of these corporate partners. Once new products are in production, the Company may create one or more separate operating companies with licenses to use the technology solely for the specific microalgal species and end use.

CORPORATE PARTNER RELATIONSHIPS

     SVENSKA FODER

     In July 1995, Aquasearch signed the Svenska Foder Supply Agreement with Svenska Foder, pursuant to which Svenska Foder agreed to act as the exclusive distributor of Aquasearch's natural astaxanthin for animal feed and animal nutrition applications in Sweden, Denmark, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years and required Aquasearch to deliver five kilograms of natural astaxanthin per month. Svenska Foder used the natural astaxanthin in place of synthetic astaxanthin in chicken feed to increase the reddish hue in egg yolks. Recently published studies suggest that natural astaxanthin may have additional benefits with respect to fertility, weight gain and feed efficiency in broiler chickens and layer hens. In December 1996, Cultor sold Svenska Foder to KKR, a Danish animal feeds company, and assumed all of Svenska Foder's rights and obligations under the Svenska Foder Supply Agreement.

     CULTOR

     In May 1996, Aquasearch entered into a three-year exclusive Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which Aquasearch will act as the exclusive worldwide supplier of natural astaxanthin from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin in the field of animal feed and animal nutrition. The following description of certain terms and conditions of the Cultor Distribution and Development Agreement does not purport to be complete and is qualified in its entirety by reference to the definitive Agreement.

     The Cultor Distribution and Development Agreement initially provided that from and after September 24, 1997 the target production requirement for the Company and the target purchase requirement for Cultor would be 40 kilograms of natural astaxanthin per month, and that the target production requirement for the Company and the target purchase requirement for Cultor from and after September 24, 1998 would be 120 kilograms of natural astaxanthin per month; however, the Company and Cultor recently agreed to extend the term of the Cultor Distribution and Development Agreement by one year and to amend the production targets to be 40 kilograms per month at the end of the second year (September 1998) and 120 kilograms per month at the end of the third year (September 1999). The extension is conditioned on the Company raising a minimum of $3.5 million in a combination of debt and equity or by mutual agreement. Under the Agreement, Cultor has the obligation to obtain all governmental approvals for, promote and distribute the product, at its own expense, in each country in which it proposes to sell the product. During the term of the Agreement, the Company and Cultor will share equally in the margin (the "Transfer Price") between the production costs of Aquasearch (the "Aquasearch Production Costs") and the net sales price (which is equal to the gross sales price to the end user less volume bonuses, freight and agent's commissions).

     The Agreement provides that Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility to be constructed in 1998 in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the ten-acre production facility in return for its 50% stake. Under the Agreement, Cultor also has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. The formula provides that the purchase price for the additional shares to be acquired by Cultor from Aquasearch will equal the greater of (i) $1 million, (ii) half of the current replacement value of the astaxanthin production facilities initially contributed by Aquasearch or (iii) an amount equal to X multiplied by Y; where "X" equals the difference between the Transfer Price and the Aquasearch Production Costs for the six-month period commencing on November 1, 1999 and ending on April 30, 2000 and "Y" equals six (or, in other words, an amount equal to twelve times annual profit in the third year of the contract).

     Under the Agreement, Aquasearch will license certain technology to the new company to make, use and sell natural astaxanthin within the field of animal feed and animal nutrition only and will retain the right (i) to make, use and sell natural astaxanthin in all fields other than animal feed and nutrition and
(ii) to make, use and sell any microalgal products other than natural astaxanthin in all fields, including the field of animal feed and animal nutrition. The Agreement contains detailed provisions regarding the financing and management of the new company, procedures for resolving deadlocks between the parties, mechanisms governing the buy-out of one party by the other, covenants mandating the distribution of 40% of the annual profits of the new company to its shareholders and establishing royalty rates under a marketing agreement that may be entered into between the new company and Cultor, provisions restricting the transfer of ownership interests by Aquasearch and Cultor and providing for rights of first refusal and registration rights, termination provisions and detailed provisions governing the allocation of intellectual property rights upon termination.

     In connection with the execution of the Cultor Distribution and Development Agreement, Cultor and Aquasearch also entered into a Stock Subscription Agreement pursuant to which Cultor purchased 400,000 shares of Aquasearch Common Stock at a purchase price of $0.50 per share.

     The Company believes that the Cultor Distribution and Development Agreement is beneficial to the Company in the following ways. First, the arrangement will substantially reduce the time to market for the Company's natural astaxanthin product because Cultor, at its own expense, will be responsible for obtaining all regulatory approvals and promoting and selling the product. Second, by establishing an exclusive arrangement with Cultor (along with its affiliated entities, the second largest consumer of synthetic astaxanthin in the world), the Company believes it has established an additional barrier to entry to potential competitors. Third, the Company retains all of its intellectual property rights to develop applications for astaxanthin outside the field of animal feed and animal nutrition and will obtain an exclusive license to use all microalgae technology developed by the new company, if any. Fourth, the Company believes that the collaboration with Cultor to develop the market for astaxanthin in animal feed and nutrition will enhance the Company's reputation in the industry and stimulate additional research and development with respect to microalgae products other than astaxanthin. The Company's obligations and performance under the Cultor Distribution and Development Agreement and the potential formation of a new joint venture company with Cultor involve various risks and uncertainties. In addition, in order to meet the production targets under the Cultor Distribution and Development Agreement, Aquasearch must significantly expand and improve its production facilities and processes which will involve various risks and uncertainties.

     Notwithstanding the foregoing, if the Company is unable to develop any commercial uses for natural astaxanthin outside of the field of animal feed and animal nutrition and if the Company is unable to develop, cultivate and sell microalgae products other than astaxanthin, then the Company and its shareholders will have sold the Company's sole product and source of revenues to Cultor for the purchase price set forth in the Cultor Distribution and Development Agreement. The Company believes that its ability to develop additional uses for astaxanthin outside of the field of animal feed and nutrition and its ability to develop microalgal products other than astaxanthin will be significantly enhanced by its collaboration with Cultor in developing the astaxanthin market for animal feed and animal nutrition.

COMPETITION

     The Company's natural astaxanthin product will compete directly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than Aquasearch as well as a worldwide reputation and a dominant market share. In addition, at least two companies, Astacarotene and Cyanotech, have either announced plans to produce natural astaxanthin from microalgae or are producing small quantities for test and commercial purposes. Moreover, Cyanotech claims to be currently producing astaxanthin from microalgae, but has declined to specify the amount it has actually sold. Cyanotech is not known to have entered into a strategic relationship or supply agreement with any company that is a significant consumer of astaxanthin, such as Cultor (which is estimated to consume approximately 30% of the world's production). To Aquasearch's knowledge there is only one company that is a larger consumer of astaxanthin than Cultor, and that second consumer is believed to account for approximately 50% of the world market. Cyanotech recently announced plans to enter into even larger scale commercial production of natural astaxanthin in 1998, although it has not indicated who its customers might be. Aquasearch believes that competition in the astaxanthin market will intensify significantly in the near future.

     Alternative sources of pigmentation that have been tested include astaxanthin from shrimp shells, paprika and a yeast strain PFAFFIA RHODOZYMA. Aquasearch believes that only PFAFFIA RHODOZYMA continues to be evaluated as a potential alternative to synthetic or natural astaxanthin from microalgae. Aquasearch's natural astaxanthin product is expected to compete with synthetic astaxanthin (and any other alternative products) primarily on the basis of product performance, price and proprietary position. In this regard, although Hoffman-LaRoche maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade when there was no viable competitive product available, there can be no assurance that Hoffman-LaRoche will not cut the price of its synthetic astaxanthin product significantly in response to the introduction of any competing natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on Aquasearch's business, financial condition, results of operations and relationships with corporate partners. The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may also adversely affect the marketability of Aquasearch's natural astaxanthin product.

     Aquasearch plans to aggressively pursue pharmaceutical drug discovery partnerships along lines similar to those envisioned by the agreement of mutual intent between Aquasearch and Inflazyme Pharmaceuticals. Aquasearch is not presently aware of any other microalgae company engaged or interested in the possibility of pharmaceutical drug development that also has the capability of large-volume, commercial scale cultivation represented by Aquasearch's AGM technology.

     Aquasearch believes that its AGM and related microalgae cultivation and harvesting technologies currently offer significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to cultivate hundreds of microalgal species that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that its AGM and related microalgae cultivation and harvesting technologies compare favorably with other known closed systems with respect to capital and operating costs.

However, the existence of technology of which Aquasearch is not aware, or technology that may be developed in the future, may adversely affect the technical and competitive advantages that Aquasearch currently believes it holds compared with competing open pond and known closed system microalgae cultivation technologies.

     Aquasearch intends to develop other natural products from microalgae that will compete with existing natural and synthetic products. The Company expects that competition to develop additional microalgal products will be intense. Aquasearch's future competitors are expected to include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than those of Aquasearch. In addition, specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may be competitive with future products of Aquasearch. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products competitive with those of Aquasearch on their own or through joint ventures.
The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may adversely affect the marketability of additional products developed by Aquasearch.

     Aquasearch's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, successfully perform under the Cultor Distribution and Development Agreement, conclude and successfully perform its contemplated drug development agreement with Inflazyme Pharmaceuticals, implement research and development and production plans, obtain patent protection and secure adequate capital sources.

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. Aquasearch has been awarded one patent in the United States, one patent by the European Patent Office (which is applicable to all member nations of the European Union), and one patent in Australia for its closed system microalgae cultivation process. The Company has additional patents pending internationally and in the United States.

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

     The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the effective date of filing and may result in a substantially shortened term of the Company's patent protection which may adversely affect the Company's patent position.

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

GOVERNMENT REGULATION AND PRODUCT TESTING

     Aquasearch's natural astaxanthin product, potential products and its manufacturing and research activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. Each existing or potential microalgal product that is developed or marketed by Aquasearch, its licensees or its strategic partners for use by humans may present unique regulatory problems and risks, depending on the product type, uses and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising. Generally, prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. Any future products developed by Aquasearch for use in human nutrition, pharmaceuticals or cosmetics, will require Aquasearch to develop and adhere to GMP as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Currently, the Company's production facilities do not comply with GMP or ISO standards and significant capital expenditures and compliance procedures would have to be made and implemented before the Company's production facilities could meet GMP and ISO qualifications.

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

     The Company's natural astaxanthin product is viewed as a food ingredient by regulatory authorities in Sweden. Regulatory authorities in other jurisdictions may view the Company's natural astaxanthin product as a food additive. All new color additives for ultimate human consumption in the United States require premarket clearances from the FDA. Therefore, Aquasearch's natural astaxanthin product and any additional food color products for use in the United States will require FDA clearance, unless they meet the requirements of current color additive regulations. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. Although the FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food additive in 1995, there can be no assurance that the FDA will grant similar approval for Aquasearch's natural astaxanthin product. As of the date of this Annual Report, the Company has not applied for FDA clearance for the Company's natural astaxanthin product as a food additive. No assurances can be given that any potential Aquasearch food color product will be cleared by the FDA on a timely basis, if at all.

     Although the FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food ingredient in 1995, there can be no assurances that the FDA will grant similar approval for Aquasearch's natural astaxanthin product.

     Regulatory approvals in other markets in which Aquasearch's natural astaxanthin product is likely to be distributed, including in particular, the European Union, Japan, Canada and Australia, vary by market. Currently, the Aquasearch natural astaxanthin product has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. The Company believes that the approval process in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, there can be no assurances in this regard. The Aquasearch natural astaxanthin product has not been submitted for approval by the European Union, and there can be no assurance that the determination by Swedish authorities will have any influence on the determination to be made by the European Union.

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

EMPLOYEES

     As of October 31, 1997, Aquasearch has 15 full-time employees, of whom four have Ph.D.s, nine are involved in the production and harvesting process, five are involved in research and development and two are involved in administration and support. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

SCIENTIFIC ADVISORY BOARD

     The Aquasearch Scientific Advisory Board is composed of leading experts in aquaculture, marine biology and fluid dynamics and the chemistry, photobiology and mass culture of microalgae. The Scientific Advisory Board provides guidance to the Company regarding the optimization of its production and processing methods and research and development pertaining to both existing and potential microalgal products. The Scientific Advisory Board held its inaugural meeting in May 1996 and is scheduled to meet approximately four times per year. Between meetings, individual Scientific Advisory Board members consult with the Company on an as-needed basis. Aquasearch believes that the individual and collective knowledge and experience of its Scientific Advisory Board provides the Company with an important competitive advantage. The current members of the Aquasearch Scientific Advisory Board are as follows:

     DR. JOHN BARDACH received a B.Sc. in Zoology from Queen's University, Canada in 1946 and a Ph.D. in Zoology from University of Wisconsin in 1949.
Dr. Bardach has served as Director of the Bermuda Biological Station, the Hawaii Institute of Marine Biology and the East-West Center, as well as Professor at the University of Hawaii. Dr. Bardach's numerous international appointments have included Chairmanship of the U.S. National Academy of Sciences Panel on Aquatic Food Sources, the World Bank-FAO Panel on Aquaculture Research Needs of Developing Countries, and the State of Hawaii Aquaculture Advisory Council. Two of his books, HARVEST OF THE SEA and AQUACULTURE (now in its 25th printing), establish him as one of the fathers of modern aquaculture.

     DR. ROBERT R. BIDIGARE received a B.S. (SUMMA CUM LAUDE) in Aquatic Biology from Eastern Michigan University in 1977 and a Ph.D. in Biological Oceanography from Texas A&M University in 1981. Dr. Bidigare currently is Associate Professor of Oceanography at University of Hawaii. Dr. Bidigare serves on the Advisory Board for the National Center for the Culture of Marine Phytoplankton, is a member of the NASA SeaWIFS Science Working Team and an observer on the International Oceanographic Commission Group of Experts on Standards and Reference Materials. Dr. Bidigare has authored more than 75 scientific papers, and is a recognized expert on plant pigment chemistry, bio-optics and biochemistry of microalgae.

     DR. JOHN CULLEN received a B.Se. (Honors in Biology) from University of California, Santa Cruz in 1974 and a Ph.D. in Biological Oceanography from Scripps Institution of Oceanography, University of California, San Diego, in 1980. Dr. Cullen has held faculty positions at the University of Texas, the Bigelow Laboratory for Ocean Sciences and Dalhousie University in Halifax, Canada, where he now holds the Chair of Environmental Observation Technology. Dr. Cullen's research has focused in the area of microalgae growth rates, productivity, nutrient requirements and bio-optics.

     DR. WILLIAM FENICAL received a B.S. in Biochemistry from California State Polytechnic University in 1963, an M.S. in Organic Chemistry from San Jose State University in 1965 and a Ph.D. in Organic Chemistry from University of California, Riverside in 1968. Dr. Fenical joined the faculty of Scripps Institution of Oceanography, University of California, San Diego, in 1973, where he has served as Director of the University of California-wide Institute of Marine Resources (1988-1993) and Director of the Marine Research Division since 1989. Dr. Fenical is recognized as one of the world's authorities on the chemistry of marine natural products, an area in which he has published more than 250 scientific articles. Dr. Fenical has served as an advisor on marine natural product chemistry to the National Institutes of Health, the National Research Council, and numerous pharmaceutical companies, including Sterling Winthrop, Ligand, Pharmagenesis and Bristol-Myers. He serves on the editorial boards of the JOURNAL OF NATURAL PRODUCTS, MOLECULAR MARINE BIOLOGY AND BIOTECHNOLOGY, and the JOURNAL OF MARINE BIOTECHNOLOGY. He holds seven patents for novel chemical compounds of a biomedical nature, including a wrinkle reducing agent that is the active ingredient in a skin cream marketed by Estee Lauder, which produces more than $1 million per year in royalties for the University of California.

     DR. MARK E. HUNTLEY received a B.Sc. degree (SUMMA CUM LAUDE) in Biology from the University of Victoria, Canada in 1976 and earned a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980. Dr. Huntley is a research biologist at Scripps Institution of Oceanography, University of California, San Diego, and President, Chief Executive Officer and Chairman of the Board of Directors of Aquasearch. Dr. Huntley has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He serves on the Executive Committee of the Global Ocean Ecosystem Dynamics program, a component of the U.S. Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. He has served as an advisor to numerous international, national and state agencies, including the United States State Department, the United States Department of Interior and the White House Office of Science and Technology Policy.
Dr. Huntley is a co-founder of Aquasearch and a co-inventor of the Aquasearch Growth Module.

     DR. EDWARD A. LAWS received a B.A. (MAGNA CUM LAUDE) in Chemistry from Harvard College in 1967 and a Ph.D. in Chemical Physics from Harvard College in 1971. He was an instructor in Oceanography at Florida State University from 1971 through 1974, and then joined the faculty at the University of Hawaii, where he is now a Professor of Oceanography. Dr. Laws has served as Chairman of the Oceanography Department, School of Ocean and Earth Science and Technology at the University of Hawaii, which was ranked by the National Academy of Sciences in 1995 as the fifth best program of its kind in the nation. Dr. Laws recently was appointed Assistant Vice President, Graduate Research and Education, of the University of Hawaii. Dr. Laws is an expert on the large-scale cultivation of microalgae, an area in which he has focused his research and has graduated a number of Ph.D.s.

     DR. PETER P. NIILER received his B.S. degree from Lehigh University in 1960, earned honors as a Fulbright Scholar at Cambridge University, England in 1961, and was awarded a Ph.D. as a Woodrow Wilson Fellow from Brown University in 1964. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University. He is currently a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has published more than 125 scientific papers and has invented various oceanographic instrumentation technologies that are now in commercial production with sales of $6 million annually. Dr. Niiler is an expert in applied mathematics and fluid mechanics and was a co-inventor of processes used in the Aquasearch Growth Module.

     DR. DONALD REDALJE received his B.S. in Environmental Biology from the University of California, Santa Barbara in 1971 and his Ph.D. from University of Hawaii in 1980. He has conducted research and taught at Scripps Institution of Oceanography, University of California, San Diego, the Naval Postgraduate School, Moss Landing Marine Laboratory, and the University of Southern Mississippi, where he recently served as Director of the Center for Marine Science. Dr. Redalje is internationally recognized for his development of a method to measure the productivity of microalgae, and is an expert on the biochemistry and physiology of marine plants. Dr. Redalje is a co-founder of Aquasearch and co-inventor of the Aquasearch Growth Module.

     Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company is located in Kailua-Kona, Hawaii, at the HOST Business Park. The facility in Kailua-Kona currently consists of approximately five leased acres containing a number of AGMs, reddening ponds, a processing facility, a laboratory, administrative offices and additional space for production and research and development. All products are currently produced at this facility. Aquasearch has no production facilities or offices outside the State of Hawaii.

     The Company has initiated the application process for a thirty-year lease of its current five acre parcel from the Natural Energy Laboratory of Hawaii Authority ("NELHA"), the state entity which administers the HOST Business Park. Leases of thirty years have historically been awarded to companies once they have completed their research and development stage, which the Company plans to complete this year. The government-administered process to award a thirty-year lease has usually taken less than two years. More than half of the 800-acre HOST Business Park facility is currently undeveloped and the Company believes that, as one of the fastest growing and largest employers in HOST Business Park, its lease application is likely to be considered favorably, although there can be no assurances in this regard.

     Construction to expand the Company's existing one-acre research and development/production facility to a four-acre facility is scheduled to begin in early 1998, contingent on available funds. The design and engineering process for this expansion was initiated in April 1996 when Aquasearch solicited bids from various engineering firms. As a result of the bidding process, Aquasearch retained Harris Group, Inc. of Seattle, an engineering firm with extensive experience in the design of biotech, microbe-based production plants, to design the build-out of the facility. The engineering process for this expansion was completed in September 1996. In late 1997 the Company retained a local team including architects, engineers and contractors to complete the design process and to obtain the necessary construction permits. In late 1997, Aquasearch was granted the necessary permits to begin construction immediately on all facets of expansion that relate directly to increasing production. The final design of a laboratory and processing building remains to be submitted for permit approval. The Company has received a firm bid of approximately $1.2 million for all construction required to complete its entire expansion plan. Expansion activities are currently postponed, pending available financing.

     On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at October 31, 1997 does not reflect the issuance of the C. Brewer

Common Stock or the C. Brewer Warrant because, as of October 31, 1997, the parties had not finally selected the site to be exchanged, which remained contingent upon Aquasearch's analysis of water and other factors related to the sites. These analyses were completed in November 1997, and Aquasearch indicated the site of its preference. However, the Company does not wish to finalize its agreement with C. Brewer until such time as Aquasearch clearly has the ability to further expand its production facilities beyond its current one-acre site, which is contingent on obtaining further capital.

     The Company leases approximately 2,000 square feet of office space in Honolulu for use by the Company's Chief Executive Officer. The annual rental expense for this space was approximately $48,000 in fiscal 1997.


ITEM 3. LEGAL PROCEEDINGS

     Aquasearch is not currently a party to any legal proceedings.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is currently traded in the "pink sheets" (OTC Bulletin Board Symbol: AQSE). The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock as reported by M.H. Myerson & Company, one of the Company's market makers. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                      HIGH BID        LOW BID
                                                     ----------     ----------
FISCAL 1996
     First Quarter. . . . . . . . . . . . . . . .      $0.74          $0.21
     Second Quarter . . . . . . . . . . . . . . .      $0.75          $0.50
     Third Quarter. . . . . . . . . . . . . . . .      $0.97          $0.53
     Fourth Quarter . . . . . . . . . . . . . . .      $0.66          $0.31
FISCAL 1997
     First Quarter. . . . . . . . . . . . . . . .      $0.63          $0.33
     Second Quarter . . . . . . . . . . . . . . .      $0.39          $0.20
     Third Quarter. . . . . . . . . . . . . . . .      $0.28          $0.17
     Fourth Quarter . . . . . . . . . . . . . . .      $0.36          $0.19


     As of October 31, 1997, the Company had approximately 2,000 record holders of its 47,819,881 shares of Common Stock.


DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain all available funds for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future. As of October 31, 1997, the Company had an accumulated deficit at approximately $4.8 million, and until this deficit is eliminated will be prohibited from paying dividends except out of net profits.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1997, the Company issued 50,000 shares of Common Stock at $0.25 per share to Edward E. David, Sc.D., for consulting services rendered as a member of the Company's Board of Directors. No underwriter was used. This offering was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In October 1997, the Company sold 50,000 shares of Common Stock at $0.25 per share to Edward E. David, Sc.D., a member of the Company's Board of Directors. The total proceeds to the Company from this transaction were $12,500. No underwriter was used. This offering was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In October 1997, the Company issued 10,000 shares of Common Stock at $0.25 per share to Oskar R. Zaborsky, Ph.D., for consulting services rendered as a member of the Company's Board of Directors. No underwriter was used. This offering was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

     In October 1997, the Company sold 10,000 shares of Common Stock at $0.25 per share to Oskar R. Zaborsky, Ph.D., a member of the Company's Board of Directors. The total proceeds to the Company from this transaction were $2,500. No underwriter was used. This offering was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

     During the two quarters ended October 31, 1997, the Company issued one-year Convertible Notes Payable amounting to $560,000. The holders of these notes have an option to convert to equity under a planned private placement in early fiscal 1998. The Convertible Notes carry an interest rate of 10 percent per annum and warrants to purchase 100 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes. The holders are shareholders and an officer/director of the Company.

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

     During the period from October 1996 to April 1997, the Company sold an aggregate of 5,044,570 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), to 42 accredited investors (the "Unit Investors") in a private placement (the "Unit Offering") under
Section 4(2) of the Securities Act of 1933, as amended. The purchase price of the Units ranged from $0.21 per Unit to $0.44 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share (subject to adjustment) for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The gross proceeds from the Unit Offering were $1,275,980. The Placement Agent for the Unit Offering, First Honolulu Securities, Inc., received total commissions of $76,558.80 (equal to 6% of the gross proceeds from the sale of the Units) and 302,674 Common Stock Purchase Warrants (equal to 6% of the number of Units sold). The terms of the Warrants issued to First Honolulu Securities, Inc. are identical to the terms of the Warrants issued to the Unit Investors in the Unit Offering.

     In October 1997, the Company issued 1,303,000 shares of Common Stock to the Unit Investors as compensation for the failure by the Company to cause the registration statement of the shares purchased in the Unit Offering to be declared effective by the Securities and Exchange Commission (the "Commission") on or before May 29, 1997. The registration statement was declared effective on November 12, 1997. These have been reflected in the shares issued and outstanding as of October 31, 1997.

     In November 1996, the Company issued a total of 28,138 shares of Common Stock to a total of five members of its Scientific Advisory Board (Robert Bidigare, John Cullen, John Bardach, William Fenical and Edward Laws) for services rendered through May 1996 (6,731 shares at $0.892 per share), through August 1996 (9,407 shares at $0.50 per share) and through November 1996 (12,000 shares at $0.638 per share). No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

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


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT, INCLUDING STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION RELATIVE TO MARKETS FOR THE COMPANY'S PRODUCTS AND TRENDS IN REVENUES AND ANTICIPATED EXPENSE LEVELS, AS WELL AS STATEMENTS INCLUDING WORDS SUCH AS "ANTICIPATE," "EXPECT," "BELIEVE," "PLAN," "ESTIMATE" AND "INTEND" AND OTHER SIMILAR EXPRESSIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION DESCRIBED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE COMMISSION.

OVERVIEW

     Since its inception in 1988, Aquasearch has been engaged in the development of proprietary, large-scale photobioreactor technology for the commercial cultivation of microalgae. The Company developed its photobioreactor technology, the Aquasearch Growth Module ("AGM"), in California and then moved its base of operations to Hawaii, where it established a small, one-acre production facility in 1995.

     In early 1996, the Company began producing microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed, and also in poultry feed - under a three-year Supply Agreement with Svenska

Foder, a Swedish animal feeds company. Svenska Foder agreed to act as the exclusive distributor of the Company's natural astaxanthin product for use in feeds for poultry, pigs, cattle and horses.

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Cultor is a $2 billion Finnish food conglomerate that is a leading worldwide producer of animal feed and animal nutrition products. Aquasearch estimates that Cultor and its affiliated companies currently utilize approximately $30 million of synthetic astaxanthin per year in feed products for the aquaculture and livestock industries. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. See "Description of Business--Corporate Partner Relationships."

     In December 1996, Cultor, the parent company of Svenska Foder, sold Svenska Foder to KKR, a Danish animal feeds company, and assumed all of Svenska Foder's rights and obligations under the Svenska Foder Supply Agreement.

     The Company was awarded U.S. Patent Number 5,541,056 in July 1996 for a "Method of Control of Microorganism Growth Process," which claims certain processes that operate in its proprietary, large-scale photobioreactor system, the Aquasearch Growth Module.

     During fiscal year 1997, Aquasearch accrued more intellectual property, significantly enhanced its core photobioreactor technology, further developed its natural astaxanthin product in collaboration with Cultor, and established additional strategic business relationships.

     INTELLECTUAL PROPERTY AND TECHNOLOGY OPTIMIZATION - 1997

     In July 1997, Aquasearch was awarded European Patent Number 0494887 for a "Process and Apparatus for the Production of Photosynthetic Microbes," which not only claims certain processes, but also certain features of its core technology, the Aquasearch Growth Module. The European patent complements, but does not supplant claims made in the U.S. Patent awarded in 1996. The Company's European filing was made under the Patent Cooperation Treaty, and the Company is in the process of pursuing international patents pursuant thereto.

     Aquasearch placed great emphasis in 1997 on optimizing the Aquasearch Growth Module and its performance. The Company believes that the most important advances that can be made concern the size of the AGM and the sustainability of its performance. Any increase in size has the effect of reducing capital costs of the system by a comparable amount, because the greatest costs relate to automated sensors and computer-controlled devices. Thus, a double-size AGM costs approximately the same amount as a unit half the size, and reduces the amount of labor by half. Furthermore, the Company believes that photobioreactor technology cannot be commercially viable until the unit size exceeds about 1,000 gallons.

     During the past three months the Company has increased the size of its largest AGM from 1,000 gallons to 2,000 gallons. The larger AGM is not only less costly, but required less labor, operated for a longer period of time and had significantly greater productivity than the smaller version. The Company has conducted intensive engineering studies on an even larger model AGM of more than 5,000 gallons that has now been designed, and is slated for construction in 1998. Management anticipates replacing all production capacity with the new, very large AGMs in 1998, contingent on available capital. The Company believes that the use of these very large AGMs will increase total production capacity by a factor of more than six with no increase in labor costs.

     Aquasearch began replacing its computer control system with state-of-the-art industrial process control in 1997. Improvements that are still underway have already reduced labor and hardware costs, and have provided significantly better quality control. The Company believes that its process control system is already greatly advanced compared to the standard in biology-based manufacturing. Aquasearch continues to develop certain proprietary software that it believes will couple strongly with its AGM hardware to confer a significant advantage over competitive technologies.

     The Company introduced in late 1997 certain changes in nutrient media formulation, sterility procedures and other practices resulting from its research. These changes yielded a sustained improvement of AGM productivity by a factor of five by comparison to the Company's performance over the preceding year.

     DEVELOPMENT OF NATURAL ASTAXANTHIN PRODUCTS - 1997

     During 1997 Aquasearch and Cultor jointly carried out expensive and essential projects aimed directly at demonstrating efficacy of the Company's natural astaxanthin product in salmon and trout feed. It is the opinion of both companies that conclusive demonstration of product efficacy is essential to gaining and maintaining market share.

     Two important projects were undertaken in 1997. The first project, conducted on contract with the Norwegian Fisheries Research Institute, demonstrated equivalence between Aquasearch's natural astaxanthin product and Hoffman-LaRoche's synthetic astaxanthin with regard to efficacy of pigmentation of salmonid fish (salmon and trout). The second project, still underway, has demonstrated a shelf life of more than 6 months for the Company's natural astaxanthin product. The shelf life experiments will continue for at least 6 months more.

     The results of these product development projects have demonstrated, largely at Cultor's expense, that Aquasearch's product is of value to the consumer. To the knowledge of Aquasearch, no other company has yet demonstrated equivalent results for any products that might compete with the synthetic astaxanthin produced by Hoffman-LaRoche. Aquasearch believes the results of these projects represent important marketing tools.

     NEW STRATEGIC BUSINESS RELATIONSHIPS - 1997

     On November 14 1996, the Company executed a Letter of Intent with C. Brewer and Company Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding Common Stock of the Company. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. See "Description of Business--Corporate Partner Relationships."

     In July 1997, Aquasearch agreed to become a charter member of the Marine Bioprocess Engineering Center (MarBEC) initiative launched by the University of Hawaii at Manoa. Ten universities - including University of Hawaii - are now competing nationwide for a total of five Engineering Research Centers to be awarded by the U.S. National Science Foundation. MarBEC, if funded in early 1998 at approximately $30 million for a 10-year period, will focus entirely on the development of new enzymes and pigments from microalgae. Charter industry members (including Aquasearch, Merck, Monsanto, Hoechst and Eastman Chemical) will have equal preferential rights to new products from microalgae developed by MarBEC.

Aquasearch believes that it is the only charter member of MarBEC that has developed photobioreactor technology, which is likely to be required for the commercial exploitation of any new product from microalgae.

     In September 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited to enter into a ten-year drug development and manufacturing agreement. Under the terms of the agreement, Aquasearch would produce large-scale research quantities of several thousand different microalgae in its AGM photobioreactors. Inflazyme intends to investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases. Aquasearch would receive cost-plus reimbursement of all its research costs (including dedicated physical facilities); potential milestone payments associated with steps in the U.S. Food and Drug Administration drug approval process; and royalties on future net product sales.

     The Company believes that its agreements with C. Brewer, University of Hawaii, and Inflazyme represent important strategic alliances that form the basis of long term business opportunities. In Aquasearch's view, C. Brewer would provide the real property required for expansion of production capacity; MarBEC would provide a strongly leveraged product development effort at the level of $3 million per year; and Inflazyme would directly pay for the bulk of Aquasearch's research and development costs in pharmaceutical drug development.

     MANAGEMENT'S PLAN OF OPERATION FOR 1998

     During 1998, Aquasearch intends to focus its efforts on strengthening its intellectual property position, optimizing the performance of its proprietary AGM technology, expanding its production capacity to meet Cultor targets, initiating a business in pharmaceutical drug development, and creating dramatic improvements in productivity through employee incentives.

- INTELLECTUAL PROPERTY: The Company is maintaining several international patent applications under the aegis of the Patent Cooperation Treaty, and contemplates new filings that will enhance its formal claims to intellectual property. At the same time, Aquasearch continues to develop certain trade secrets that management believes would consolidate its competitive stance.

- TECHNOLOGY IMPROVEMENT: Aquasearch intends to enlarge the size of its proprietary AGM technology by a factor of at least two during 1998. Furthermore, the process control system is slated for hardware and software improvements. The Company believes that, as in 1997, this effort will continue to reduce capital costs, reduce labor costs, and improve productivity.

- EXPANSION OF PRODUCTION CAPACITY: Aquasearch is poised to significantly increase its production capacity. Construction permits have already been issued that, when implemented, would augment production capacity by at least five-fold. Furthermore, the Company is planning to increase its production capacity by the construction of a separate ten-acre facility dedicated to astaxanthin production for Cultor. All increases in production capacity are contingent on the availability of financing.

- PHARMACEUTICAL DRUG DEVELOPMENT: The Company believes that the consummation of its contract with Inflazyme will pay for a large fraction of the Company's pharmaceutical research and development costs. The Company believes that between seven and ten new personnel will need to be hired to perform under the Inflazyme project. The Company intends to keep its current personnel entirely focused on astaxanthin-related science and technology. New personnel hired for the Inflazyme work will be dedicated entirely to that project and will function as a separate team, which costs will be borne by Inflazyme. The Company believes that additional laboratory facilities may also be required for Inflazyme's contract research and development. The Company expects, based on its Letter of Intent and the current form of the draft contract between the parties, that costs for such dedicated facilities will be borne by Inflazyme. Aquasearch intends, during 1998, to pursue additional drug development agreements with a variety of biotechnology and pharmaceutical companies.

- IMPROVEMENTS IN PRODUCTIVITY THROUGH EMPLOYEE INCENTIVES: At the outset of fiscal year 1998 Aquasearch has announced to its employees that it intends to award significant cash bonus incentives to all employees provided that the Company meets certain quarterly production targets. Targets are planned that management believes would materially affect the Company's business. Under the employee incentive program, cash bonuses would represent as much as a 25% increase in salary on a quarterly basis. The Company also intends to award stock options to all employees as a further incentive to increase productivity. Aquasearch believes that employee incentives will significantly enhance productivity.

     The Company believes that strategic relationships and collaborations will continue to be an important part of its business strategy. There can be no assurances that the Company will be able to maintain existing corporate partner relationships, enter into future relationships to develop additional applications for natural astaxanthin or to develop new microalgae products or that any such relationships will be successful.

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development. From inception through October 31, 1997, the Company had an accumulated deficit of approximately $4.8 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it expands its production facilities to meet the production targets under the Cultor Distribution and Development Agreement and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

     The Company has a limited operating history and any assessment of the Company's prospects must include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. Although the Company has attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies that complement the Company's technical strengths, there can be no assurance that the Company will overcome these risks in a timely manner, if at all.

     The Company is in the process of transitioning toward becoming a full-scale commercial producer of microalgal products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUES

     Since inception, the Company has been primarily engaged in basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. In

1996, the Company shipped its natural astaxanthin product to Svenska Foder under the Svenska Foder Supply Agreement, which resulted in revenues of approximately $10,000. In 1997, Aquasearch's natural astaxanthin product was provided to Cultor under the Cultor Distribution and Development Agreement, resulting in revenues of $1,077; the majority of product shipped or produced was used primarily for a variety of product development projects carried out jointly by Aquasearch and Cultor.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating the Company's one-acre research and development/production facility. Research and development costs were approximately $794,000 for the fiscal year ended October 31, 1997 compared with $649,000 and $89,000 in 1996 and 1995, respectively. Substantially all of these funds were expended to improve the Company's natural astaxanthin production system, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through October 31, 1997, the Company's total research and development costs were approximately $1,887,000. Aquasearch expects to incur significant additional research and development expenses in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs were approximately $1,072,000, $641,000 and $393,000 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively. The increase in annual general and administrative expenses since 1995 reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. Also, included in fiscal 1997, is $275,000 of stock issued as compensation for the failure by the Company to cause the registration statement of the shares purchased, under a private placement during period October 1996 through April 1997, to be declared effective by the Securities and Exchange Commission on or before May 29, 1997. From inception through October 31, 1997, the Company's total general and administrative expenses were approximately $2.7 million. The Company anticipates that its general and administrative expenses will increase over time as it expands its production capacity, expands its intellectual property protection and raises additional capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through public and private sales of equity securities. In the past twelve months, Aquasearch raised approximately $1.2 million of net proceeds from the sale of 5,044,570 units consisting of one share of Common Stock and one Common Stock Purchase Warrant, in private placement transactions; $210,000 from the private placement of 1,000,000 shares of Common Stock; and $560,000 from the private placement of convertible notes. In the fiscal years ended October 31, 1996 and 1995, Aquasearch raised approximately $1.3 million and $552,000 of net proceeds from the sale of 7,901,643 and 7,622,500 shares of Common Stock, respectively, in private placement transactions. From inception through October 31, 1997, the Company had raised total net proceeds of approximately $4.8 million through public and private sales of equity and debt securities.

     In the fiscal year ended October 31, 1997, operating activities consumed approximately $2.0 million of cash compared with $470,000 in 1996 and $295,000 in 1995. The primary reason for this increase was an increase in staffing and research and development activities in the 1997 period. From inception through October 31, 1997, operating activities have consumed approximately $3.6 million of cash.

     Capital expenditures for the year ended October 31, 1997 amounted to approximately $167,000 compared with capital expenditures for the fiscal years ended October 31, 1996 and 1995 of $329,000 and $315,000, respectively. From inception through October 31, 1997, total capital expenditures have been approximately $822,000. The Company's net plant and equipment assets increased from $709,000 at October 31, 1996 to $807,000 at the end of fiscal 1997. Total assets at October 31, 1997 stood at $915,000, including approximately $47,000 in cash.

     The Company currently estimates that it will require between $1.5 million and $2.0 million in operating capital over the next twelve months before any planned capital expenditures. The Company anticipates that it will require approximately $3.7 million in financing during fiscal 1998 to automate, optimize and expand its existing research and development/production facility from a one-acre facility to a four-acre facility and an additional $7 million over the subsequent twelve months to complete construction and begin operation of a ten-acre production facility dedicated solely to the production of natural astaxanthin derived from microalgae and to fund research and development of new microalgal products. If the Company is not able to raise sufficient capital to automate, optimize and expand its one-acre facility to a four-acre facility or to construct the ten-acre facility, the Company's ability to meet its production targets under the Cultor Distribution and Development Agreement would be adversely affected as would its ability to fund the research and development of new microalgal products. The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through fiscal 1998. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution."


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION

     The Company currently estimates that it will require between $1.5 million and $2.0 million in operating capital over the next twelve months before any planned capital expenditures. In addition, the Company will require approximately $3.7 million in funding during fiscal 1998 and an additional $7 million over the subsequent twelve months in order to further commercialize its natural astaxanthin product and scale-up its production facilities to satisfy the 1999 production targets under the Cultor Distribution and Development Agreement and to fund research and development of new microalgal products. The Company expects to obtain approximately half of this funding from sales of equity and/or convertible debt securities in the private and/or public markets and the balance from bank financing. The Company's capital requirements will depend on many factors including, but not limited to, the timing of development of the Company's products, the timing of the scale-up of the existing one-acre research and development/production facility to a four-acre facility, the timing of the construction and scale-up of the new ten-acre natural astaxanthin production facility, market acceptance of the Company's natural astaxanthin product, and the response of competitors to the Company's natural astaxanthin product and technology. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current shareholders of the Company will be reduced and such equity securities may have rights, preferences, and privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional capital will be available on terms favorable to the Company or its shareholders, if at all. Moreover, the Company's cash requirements may vary materially due to production yield problems, research and development results, product testing results, changing relationships with its corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, litigation and other factors. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relinquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item
6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" and "Business--Overview," "--Manufacturing" and "--Corporate Partner Relationships--Cultor."

SUBSTANTIAL LONG-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION

     Substantial expenditures will be required to enable the Company to continue its research and development activities and to manufacture and market its products. The level of expenditures required for these activities will depend in part on whether the Company develops, manufactures and markets its products independently or with other companies through collaborative arrangements. The Company's future capital requirements will also depend on one or more of the following factors: the Company's ability to scale-up and manufacture its natural astaxanthin product in cost-effective commercial quantities; market acceptance of the Company's natural astaxanthin product; the extent and progress of its research and development programs; the time and costs of obtaining regulatory clearances (for those products subject to such clearance); the progress of preclinical and clinical studies (where applicable); the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of developing and/or operating production facilities for its existing product and potential products (depending on which products the Company decides to produce itself); and the costs of commercializing the Company's products. There can be no assurance that funding to carry on these activities will be available at all or on favorable terms to permit successful commercialization of the Company's products. In addition, the Company has no credit facility or other committed sources of capital, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. To the extent that capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue development of its technologies and products.
There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relinquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources," "Business--Products and Potential Products," "--Manufacturing" and
"--Corporate Partner Relationships."

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

     The Company was founded in 1988 and has experienced quarterly and annual operating losses since its inception. The Company's net loss in fiscal 1997 was approximately $1.9 million and the Company's accumulated deficit at October 31, 1997 was approximately $4.8 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it expands its production facilities to meet the production targets under the Cultor Distribution and Development Agreement (as hereinafter defined) and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. Future financial results will be affected by, among other things, the following factors: the Company's ability to successfully manage the transition from a research and development company to a commercial-scale production enterprise, the Company's ability to complete successfully the commercialization and cost optimization of its natural astaxanthin product; production costs and yield issues associated with the scale-up of production of its natural astaxanthin product; the progress of the Company's research and development programs with respect to the development of additional microalgal products; the time and costs of obtaining regulatory approvals for those products subject to such approval; the Company's ability to protect its proprietary rights; the costs of filing, protecting and enforcing the Company's patent claims; competing technological and market developments and the costs of commercializing and marketing the Company's existing and potential products. There can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS INHERENT IN COMMERCIAL PRODUCTION OF MICROALGAE

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

     The Company expects to encounter additional technical problems in connection with the scale-up in production of HAEMATOCOCCUS PLUVIALIS (and any other potential microalgal products). Some of these problems may be presently unknown, may never have been faced, and may have the effect of lowering production yields. There can be no assurance that the Company will be successful in correcting these technical problems. The Company's failure to satisfy its production targets under the Cultor Distribution and Development Agreement for an extended period could have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Business--Overview," "--The Aquasearch Solution," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

LIMITED MANUFACTURING EXPERIENCE

     To be successful, the Company must be able to produce its products at acceptable costs in compliance with contractual requirements, regulatory requirements and local health, safety and environmental regulations. The Company is at an early stage of development and has only limited experience producing products derived from microalgae. To date, the Company's only shipments of its first product, natural astaxanthin derived from microalgae, have been made to one customer, Cultor pursuant to the Svenska Foder Supply Agreement entered into in July 1995 between the Company and Svenska Foder AB, a former subsidiary of Cultor, and/or pursuant to the Cultor Distribution and Development Agreement. In connection with the sale of Svenska Foder to KKR, a Danish animal feeds company, in December 1996, Cultor acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement. The Company was not able consistently to meet the five kilograms of natural astaxanthin production targets initially set forth in the Svenska Foder Supply Agreement. The Company may continue to experience lower than anticipated production yields or production constraints from time to time that may adversely affect its ability to satisfy customer orders, including, in particular, the production requirements under the Cultor Distribution and Development Agreement. While the Company's inability to satisfy its production targets to date has not disrupted relations with its corporate partners, continued inability to satisfy demand may have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Business--Overview," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

RISKS ASSOCIATED WITH SCALE-UP OF PRODUCTION FACILITIES

     To date, the Company has not produced large quantities of natural astaxanthin. The Company has experienced significant delays in product development and cultivation and harvesting process development from time to time and its product development and cultivation and harvesting processes will require additional research and development as well as substantial additional capital and other resources prior to full scale commercialization. The Company estimates that it will require approximately $3.7 million in financing during fiscal 1998 to automate, optimize and expand its existing research and development facility from a one-acre facility to a four-acre facility and an additional $7 million over the subsequent twelve months to complete the construction and commence operation of a ten-acre production facility dedicated solely to the production of natural astaxanthin derived from microalgae and to fund research and development of new microalgal products. Construction and facility scale-up costs as well as research and development and production costs could substantially exceed budgeted amounts and estimated time frames may require significant extension. Any such additional costs or delays could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company believes that its existing one-acre research and development/production facility will not be sufficient to meet the September 1998 40 kilogram per month production target under the Cultor Distribution and Development Agreement. After completion of the expansion of the existing one-acre research and development/production facility to a four-acre facility, the Company believes that it will have sufficient production capacity, based on existing technology and processes, to meet the September 1998 40 kilogram per month production target under the Cultor Distribution and Development Agreement, but not the September 1999 120 kilogram per month production target.

     In order to meet the September 1999 120 kilogram per month production target under the Cultor Distribution and Development Agreement, the Company must complete construction and scale-up of the new ten-acre production facility.

     In order to meet the September 1998 40 kilogram per month production target and the September 1999 120 kilogram per month production target under the Cultor Distribution and Development Agreement, the Company will be required to significantly increase its current production capacity. This scale-up of the Company's current production technology poses a number of significant risks that presently cannot be quantified or fully assessed. For example, the Company's production process is critically dependent upon supplies of freshwater, cold seawater and utilities provided by the Natural Energy Laboratory of Hawaii Authority, and any interruption in these supplies could have a material adverse effect on the Company's production capability. Furthermore, microbial contamination of the Company's water supplies also poses significant risks to productivity that may override the Company's existing efforts and capability to maintain the sterility of its water supply. The success of the Company's proposed expansion plans will be dependent upon the timely performance of a large number of contractors, sub-contractors, suppliers and various agencies of the State of Hawaii that regulate and license construction, each of which is beyond the control of the Company. Any failure by these contractors, suppliers or state agencies to perform in a timely manner could cause delays, cost overruns or changes in the Company's construction and expansion plans, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     There can be no assurance that the Company will be successful in resolving known or unknown biological and engineering development problems, that the Company will be able to develop its products within the estimated time schedule, or in accordance with present cost projections, or that the products developed by the Company will be commercially viable or widely accepted. See "Business--Overview," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

CUSTOMER CONCENTRATION

     The Company entered into a three-year exclusive Distribution and Development Agreement with Cultor (recently extended to four years) with respect to the production, sale and use of natural astaxanthin in the field of animal feed and animal nutrition worldwide. The failure of the Company to gain additional customers for its natural astaxanthin product in other applications and customers for its other potential products, the loss of Cultor or any potential corporate partner as a customer, or a significant reduction in the level of sales to Cultor or any potential corporate partner could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Business--Aquasearch's Strategy--Expand Strategic Alliances" and "--Corporate Partner Relationships."

EFFECT OF INCREASED COMPETITION ON MARKET PRICE OF SYNTHETIC AND NATURAL ASTAXANTHIN

     The primary competition for the Company's natural astaxanthin product is currently synthetic astaxanthin. The synthetic astaxanthin market is currently dominated by a single producer, Hoffman-LaRoche which has maintained the market price of its synthetic astaxanthin (derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. The Company does not know Hoffman-LaRoche's cost of production for synthetic astaxanthin or its probable response to the introduction of the Company's competitive product. Hoffman-LaRoche has significantly greater research and development, technical, financial, sales and marketing resources than the Company and holds a commanding market share. There can be no assurance that the market price for synthetic astaxanthin will remain at $2,500 after commercial introduction of the Company's natural astaxanthin product. Any significant decrease in the market price for synthetic astaxanthin is likely to have an adverse effect on the market price for the Company's natural astaxanthin product, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Business--Overview," "--Products and Potential Products--Existing Product:
Astaxanthin--Aquaculture" and "Competition."

RISKS ASSOCIATED WITH POTENTIAL JOINT VENTURE

     Pursuant to the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute the ten-acre natural astaxanthin production facility in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of this production facility in return for its 50% stake. Under the Cultor Distribution and Development Agreement, Cultor also has the option to acquire a further 25% stake in the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. See "Business--Corporate Partner Relationships--Cultor."

     The decision to form, and the timing of the decision to form, the new joint venture company is solely within the discretion of Cultor and may occur at any time prior to September 24, 2000. Similarly, the decision to exercise, and the timing of the decision to exercise, the option to purchase from Aquasearch a further 25% stake in the new joint venture company (thus increasing Cultor's stake to 75%) is solely within the discretion of Cultor and may occur at any time prior to September 24, 2000. There can be no assurance that the Company will have developed markets for its natural astaxanthin product other than animal feed and animal nutrition at the time, if any, that Cultor exercises its option to form the joint venture company. Similarly, there can be no assurance that the Company will have developed microalgal products other than natural astaxanthin at the time, if any, that Cultor exercises its option to form the joint venture company. See "Business--Overview" and "--Corporate Partner Relationships--Cultor."

RELIANCE ON CORPORATE PARTNER RELATIONSHIPS

     An important element of the Company's business strategy involves developing strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgal products that the Company intends to develop. In May 1996, the Company executed the three-year exclusive Cultor Distribution and Development Agreement with Cultor (recently extended to four years) covering the production and distribution of the Company's natural astaxanthin product worldwide in the field of animal feed and animal nutrition.

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

     The Company's primary strategy for the development, regulatory approval, production and commercialization of certain of its products is to enter into collaborations with various corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be beneficial to the Company. To the extent that the Company is not able to establish such arrangements, it would face increased capital requirements to undertake such activities at its own expense and might encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected. See "Business--Aquasearch's Strategy--Expand Strategic Alliances" and "--Corporate Partner Relationships."

COMPETITION

     Competition in the world market for astaxanthin is intense and is expected to increase significantly in the near future. The Company's natural astaxanthin product will compete directly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than the Company as well as a worldwide reputation and dominant market share. In addition, at least three companies, Astacarotene, Heliosynthese and Cyanotech Corporation ("Cyanotech"), have either announced plans to produce natural astaxanthin from microalgae or have produced small quantities for test and commercial purposes. Moreover, Cyanotech announced plans to enter into large-scale commercial production of natural astaxanthin during 1997.

     The Company's natural astaxanthin product is expected to compete with synthetic astaxanthin (and any other alternative products) primarily on the basis of product performance, price and proprietary position. Although Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, there can be no assurance that Hoffman-LaRoche will maintain the price of its synthetic astaxanthin product in response to the introduction of the Company's natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. The existence of products of which the Company is not aware, or products that may be developed in the future, may also adversely affect the marketability of the Company's natural astaxanthin product.

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

     Aquasearch believes that its AGM and related microalgae cultivation and harvesting technologies currently offer significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to cultivate hundreds of microalgal species at commercial scale that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that its AGM and related microalgae cultivation and harvesting technologies compare favorably with other known closed systems with respect to capital and operating costs. However, the existence of technology of which Aquasearch is not aware, or technology that may be developed in the future, may adversely affect the technical and competitive advantages that Aquasearch currently believes it holds compared with competing open pond and known closed system microalgae cultivation technologies.

DEPENDENCE ON KEY PERSONNEL

     The Company's prospects depend to a significant extent upon certain members of senior management, including, in particular, Mark E. Huntley, Ph.D., the Company's Chairman, President and Chief Executive Officer. The Company does not have an employment agreement with Dr. Huntley or any other senior executives. The loss of any senior executive or other key employee could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company is highly dependent on its ability to attract and retain key scientific, technical, management and operating personnel, including consultants and members of its Scientific Advisory Board. As the number of qualified marine and aquatic microbiologists is limited, competition for such personnel is intense. The Company will need to develop expertise and add skilled employees or retain consultants in such areas as research and development, clinical testing, government approvals, manufacturing and marketing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed in these areas. The Company currently has a small research and development and management group with limited operating experience. The loss of the services of one or more members of the research and development or management group or the inability to hire additional personnel and develop expertise as needed would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     Members of the Company's Scientific Advisory Board assist the Company in optimizing its production and processing methods and formulating research and development strategy pertaining to both existing and potential microalgal products. Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members. See "Business -- Scientific Advisory Board."

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

     To date, the Company has been engaged almost exclusively in research and development activities. The Company is in the process of transitioning toward becoming a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business, financial condition, results of operations and relationships with its corporate partners. Although the Company believes that its systems and controls are adequate to address its current needs, there can be no assurance that such systems will be adequate to address future expansion of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of any future expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. There can be no assurance that the Company will be successful in these efforts. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of

Operations--Overview" and "--Liquidity and Capital Resources" and
"Business--Aquasearch's Strategy," "--Products and Potential Products" and "--Manufacturing."

RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS AND PRODUCT DEVELOPMENT

     Other than its natural astaxanthin product, the Company currently has no products actively under development. The Company believes that its near-term prospects are substantially dependent on the expansion of the worldwide market for natural astaxanthin and the Company's ability to successfully develop and commercialize new products and penetrate new markets. There can be no assurance that the Company can successfully develop its natural astaxanthin or any other potential microalgae products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The Company has no experience marketing its products directly and is presently entirely dependent on the marketing skills and efforts of its corporate partners. There can be no assurance that the marketing efforts of such corporate partners will be successful or whether such corporate partners will eventually compete with the Company or assist the Company's competitors. Many other companies have significantly greater marketing and product development experience and resources to devote to marketing and product development than the Company. The Company has entered into, and expects to enter into additional, selected strategic alliances with third parties for product development, marketing and sales. There can be no assurances regarding the performance of such third parties, or the overall success, if any, of such strategic alliances. The inability of the Company to successfully develop or commercialize its natural astaxanthin or any potential microalgae products would have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Business--Aquasearch's Strategy" and "--Products and Potential Products."

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNPREDICTABILITY OF INTELLECTUAL PROPERTY PROTECTION

     Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. Aquasearch has been awarded one patent in the United States, one patent by the European Patent Office (which is applicable to all member nations of the European Union), and one patent in Australia for its closed system microalgae cultivation process. The Company has additional patent applications pending in the United States and internationally.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its corporate partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

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

     The Company's future prospects also depend in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. There can be no assurance that the Company will not infringe the patents, licenses or other proprietary rights of third parties. In addition, the Company may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its corporate partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its corporate partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There may be a significant number of United States and foreign patents and patent applications in the Company's area of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

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

     While the disclosure and use of the Company's proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of the Company's proprietary technology, know-how and trade secrets will not occur. See "Business--Patents, Licenses and Proprietary Technology."

UNCERTAINTY REGARDING OBTAINING AND MAINTAINING GOVERNMENT APPROVALS

     Aquasearch's natural astaxanthin product, potential products and its research and production activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug and Cosmetic Act. Each existing or potential microalgal product that is developed or marketed by Aquasearch, its licensees or its corporate partners can present unique regulatory problems and risks, depending on the product type, uses and method of manufacture. Any future products developed by Aquasearch for use in human nutrition, pharmaceuticals or cosmetics, if any, will require Aquasearch to develop and adhere to Good Manufacturing Practices ("GMP") as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Currently, the Company's production facilities do not comply with GMP or ISO standards and significant capital expenditures would have to be made and compliance procedures implemented before the Company's production facilities could meet GMP and ISO qualifications.

     The Company is also subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. The Company is working with Cultor with respect to compliance with foreign laws, regulations and policies pertaining to use of its natural astaxanthin product in the field of animal feed and animal nutrition. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. There can be no assurance that any of the Company's potential products will satisfy applicable regulatory requirements. See "Business --Government Regulation and Product Testing."

     The Company is subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Business--Government Regulation and Product Testing."

CONCENTRATION OF PRODUCTION CAPACITY; RELIANCE ON CLIMATIC CONDITIONS

     All of the Company's production capacity is currently located at its Kailua-Kona, Hawaii facility, on property leased from the State of Hawaii and situated on a 200-year-old lava flow adjacent to a dormant volcano. The Company maintains minimal finished goods inventory. In the event that production at, or transportation from, such facility (or any facility that the Company might construct in the Hawaiian Islands) were interrupted by fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster, work stoppage, termination or suspension of the Company's facility lease by the State of Hawaii for public use or similar purposes, other regulatory actions or any other cause, the Company would be unable to continue to produce its products at such facility. Such an interruption would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Business--The Aquasearch Solution" and "--Properties."

     Due to the importance of sunlight and a consistent warm temperature for microalgae growth, the Company's production may be significantly affected by weather patterns and unusual seasonal weather changes. Any unseasonably cool or cloudy weather would adversely impact the Company's production and could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

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

PRODUCT LIABILITY

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

CONCENTRATION OF STOCK OWNERSHIP

     Based upon an aggregate of 47,819,881 shares of Common Stock outstanding at October 31, 1997, the Company's directors and executive officers, as a group, will beneficially own approximately 19.9% of the Company's outstanding Common Stock. As a result, these shareholders will have the ability to strongly influence the actions of the Board of Directors and the outcome of actions that are brought before the shareholders for approval. Such a high level of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

POSSIBLE VOLATILITY OF STOCK PRICE; LIMITED LIQUIDITY; ABSENCE OF DIVIDENDS

     The market price of the Company's Common Stock has experienced, and may continue to experience, a high level of volatility, as frequently occurs with publicly traded life sciences companies and many companies whose securities trade on the NASD Electronic Bulletin Board. See "Risk Factors--Risks Associated with Low-Priced Over-The-Counter" Securities." Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential benefits relating to products under development by the Company or its competitors, general regulatory developments affecting the Company's products in both the United States and foreign countries, market conditions for life sciences companies in general and economic and other internal and external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the Company's business or the future market price of the Common Stock. Since the Company's initial public offering of Common Stock in January 1989, the average daily trading volume in the Common Stock as reported on the NASD Electronic Bulletin Board has been relatively low. See "Price Range of Common Stock." There can be no assurance that a more active public trading market will ever develop for the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to do so for the foreseeable future. See "Dividend Policy."

RISKS ASSOCIATED WITH LOW-PRICED "OVER-THE-COUNTER" SECURITIES

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

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq or a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

     The Company intends to apply for listing on the Nasdaq SmallCap Market as soon as it meets the eligibility requirements. Under recently implemented Nasdaq rules, in order to be eligible for listing on the Nasdaq SmallCap Market,
(i) the Company's Common Stock must have a minimum bid price of $4.00, (ii) the Company must have minimum tangible net assets (total assets less total liabilities and goodwill) of $4 million or a market capitalization of at least $50 million or net income of at least $750,000 in two of the three prior years,
(iii) the Company must have a public float of at least one million shares with a market value of at least $5 million and (iv) the Common Stock must have at least three market makers and be held of record by at least 300 shareholders. If at any time the Company were to satisfy all listing requirements other than the minimum bid price of $4.00 per share, then the Board of Directors is likely to recommend that the Company effect a reverse stock split in order to meet this minimum trading price listing requirement. Any such reverse stock split would require shareholder approval. There can be no assurance that at any time the Company would be able to satisfy some or all listing requirements or that any proposed reverse stock split will be approved by the shareholders or successfully implemented following such approval.

POTENTIAL ADVERSE EFFECT OF EXERCISE OF WARRANTS AND SALES OF WARRANT COMMON STOCK.

     As of October 31, 1997, the Company had outstanding 5,347,244 Common Stock Purchase Warrants that have an exercise price of $1.00 (the "Warrants") per share, 25,974 Common Stock Purchase Warrants that have an exercise price of $0.21 per share, and 56,000 Common Stock Purchase Warrants that have an exercise price of $0.50 per share. The exercise of the outstanding Warrants will dilute the percentage ownership of the holders of the Common Stock, and any sales in the public market of Common Stock issuable upon the exercise of the Warrants (the "Warrant Common Stock") may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such Warrants can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the outstanding Warrants.

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

POTENTIAL ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK

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

SHARES ELIGIBLE FOR FUTURE SALE

     As of October 31, 1997, the Company had 47,819,881 shares of Common Stock outstanding. Of the shares outstanding, 41,767,636 have either been registered under the Securities Act or are freely tradable without volume limitations under Rule 144(k) under the Securities Act; and the balance of the outstanding shares are freely tradable under Rule 144(d) of the Securities Act. In addition, the Company recently filed a registration statement covering the sale by certain shareholders of the Company of an aggregate of 1,033,138 shares of Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility exists, however, that substantial amounts of Common Stock may be sold in the public market which may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.


ITEM 7.  FINANCIAL STATEMENTS

     Audited balance sheets as of October 31, 1997, 1996 and 1995 and the related statements of loss and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 1997, 1996 and 1995 (and from inception to October 31, 1997) together with related notes and the reports of Ernst & Young LLP and Johnson, Holscher & Co., independent auditors, appear on pages F-1 through F-22 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 1997.

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

     In connection with the audit of fiscal year ended October 31, 1994 and 1995 and the subsequent interim period through February 9, 1997, there were no disagreements between Johnson Holscher and the Company with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Johnson Holscher's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit report of Johnson Holscher on the financial statements of the Company as of and for the year ended October 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows with respect to the 1994 audit report:

     As shown in the financial statements, the Company incurred a net loss of $240,090 for the year ended October 31, 1994, and has incurred substantial net losses for each of the past five years.

     These factors, and others discussed in Note 6, indicate that there is substantial doubt about the Company being able to continue in existence. Accordingly, the assets and liabilities of the Company have been written down to liquidated basis."

                                       PART II

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Aquasearch and their respective ages and positions with Aquasearch are set forth in the following table.


           Name                         Age                         Position
------------------------------       ---------   -------------------------------------------------
Mark E. Huntley, Ph.D. . . . .          47        President, Chief Executive Officer, and Chairman
Pearn P. Niiler, Ph.D. . . . .          60        Director
Earl S. Fusato . . . . . . . .          50        Chief Financial Officer, Secretary and Director
Edward E. David, Ph.D. . . . .          72        Director
Oskar R. Zaborsky, Ph.D. . . .          56        Director


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

     PEARN P. NIILER, PH.D., has been a consultant to the Company since 1990 and has served as a director of the Company since 1991. Dr. Niiler is an expert in applied mathematics and fluid dynamics and was a co-inventor of various processes used in the Aquasearch Growth Module. Dr. Niiler is a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University and has published more than 125 scientific papers. Dr. Niiler received his B.S. degree from Lehigh University, earned honors as a Fulbright Scholar at Cambridge University, England, and was awarded a Ph.D. as a Woodrow Wilson Fellow from Brown University.

     EARL S. FUSATO joined the Company as Chief Financial Officer in April 1997. Mr. Fusato served as chief financial officer a Hawaii based real estate firm from 1992 to 1994. During the period from 1983 to 1992, Mr. Fusato served in various financial positions with VeriFone, including Vice President, Finance from 1983 to 1987 and Treasurer from 1987 to 1990. Prior to that, Mr. Fusato spent 13 years as an auditor at KPMG Peat Marwick, LLP and Ernst & Young, LLP. Mr. Fusato is a Certified Public Accountant.

     EDWARD E. DAVID, PH.D., has served as a director of the Company since September 1997. Dr. David is currently President of EED, Inc., an industrial and governmental consulting firm, and Vice President and Principal of the Washington Advisory Group, a science and technology consulting firm. Dr. David served as President of Exxon Research and Engineering from 1977 to 1986; as Executive Vice

President of Research and Development of Gould Inc. and as President of Gould Laboratories from 1973 to 1977; and as Executive Director of the Communications Systems Division of Bell Laboratories from 1965 to 1970. Dr. David served as Science Advisor to the President of the United States and Director of the White House Office of Science and Technology from 1970 to 1973. Dr. David holds 12 honorary degrees, has received numerous national awards and is a member of the National Academy of Engineering and the National Academy of Sciences.

     OSCAR R. ZABORSKY, PH.D. has served as a director of the Company since October 1997. Dr. Zaborsky is currently the Director of the Marine Biotechnology and Biosystems Engineering Laboratory at the School of Ocean and Earth Science at the University of Hawaii; a Visiting Scholar at the Department of Chemical Engineering, University of California, Berkeley; and the Williamson-Matsunaga FREE (Fellow in Renewable Energy Engineering) Scholar in Hydrogen Systems, sponsored by the Hawaiian Electric Company. Dr. Zaborsky is a former Director of the Board on Biology of the U.S. National Academy of Sciences; a former Program Manager of the U.S. National Science Foundation; and a former Biotechnology Program Advisor at the Argonne National Laboratory of the U.S. Department of Energy.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

     All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

     The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee oversees the actions taken by the Company's independent auditors and reviews the Company's internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for officers, employees and consultants of the Company and administers the Company's incentive compensation and benefit plans.

DIRECTOR COMPENSATION

     Directors of the Company do not receive cash for services they provide as directors. From time to time, certain directors who are not employees of the Company have served as consultants to the Company for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of the Company's Common Stock. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the information, on an accrual basis, with respect to the compensation of Mark E. Huntley, Ph.D., the Chief Executive Officer of the Company, for the three fiscal years ended October 31, 1997.


                           YEAR ENDED        SALARY/OTHER          STOCK        NO. OF SECURITIES
   NAME AND POSITION       OCTOBER 31,       COMPENSATION         AWARDS(1)     UNDERLYING OPTIONS
-----------------------    -----------       ------------         ---------     ------------------
Mark E. Huntley, Ph.D.,       1997           $      0(2)                $0                 0
President and Chief           1996           $      0(2)                $0                 0
Executive Officer             1995           $      0(2)         $ 198,000(3)      1,665,250(4)


(1) The dollar value of each of the restricted stock awards in the table above was determined by multiplying the closing bid price of the Company's Common Stock on the date of grant of the stock award by the number of shares awarded.

(2) Dr. Huntley has at all times during 1995, 1996 and 1997 served as a consultant to the Company while continuing his employment as a research biologist at Scripps Institution of Oceanography, University of California, San Diego. Pursuant to the rules and regulations of the Commission, however, Dr. Huntley's position as President and Chief Executive Officer of the Company qualifies him as an employee of the Company. Notwithstanding this, all compensation paid to Dr. Huntley to date has been as though he was an independent consultant to the Company.

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

     The total annual salary and bonus for any other executive officer did not exceed $100,000 for the fiscal year ended October 31, 1997.

STOCK OPTION GRANTS

     The following are grants of stock options made to executive officers and directors during the fiscal year ended October 31, 1997.


                              NUMBER OF       % OF TOTAL
                             SECURITIES      OPTIONS GRANTED      EXERCISE
                             UNDERLYING      TO EMPLOYEES IN      OR BASE       EXPIRATION
   NAME AND POSITION          OPTIONS         FISCAL YEAR        PRICE ($/SH)     DATE
----------------------       ----------      ---------------     ------------   ----------
Earl S. Fusato, Chief         1,500,000(1)        58.2%          $0.36/share    1/28/2007
Financial Officer             1,000,000(2)                       $1.00/share    4/07/2007


(1) On January 28, 1997, the Company granted a nonstatutory stock option to Mr. Fusato to purchase 1,500,000 shares at $.36 per share that vests over five years.

(2) On April 7, 1997 in connection with Mr. Fusato's purchase of 1,000,000 shares of Company's common stock, the Company granted him a nonstatutory stock option to purchase 1,000,000 shares of Common Stock at $1.00 per share. This option is fully vested.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR

     No stock options or stock appreciation rights were exercised by any executive officers or directors of the Company during the fiscal year ending October 31, 1997.

OPTION VALUES

     The following table sets forth information with respect to the value of unexercised options held by executive officers as of October 31, 1997:

                            FISCAL YEAR-END OPTION VALUES

                                   NUMBER OF SECURITIES
                                  UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                     FISCAL YEAR END             FISCAL YEAR END(1)
                                  --------------------------  --------------------------
          NAME                    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------    -----------  -------------  -----------  -------------
Mark E. Huntley, Ph.D. . . . .    1,665,250        -0-         $378,845        -0-
Earl S. Fusato . . . . . . . .    1,300,000     1,200,000         -0-          -0-

---------------------


(1) Value of unexercised options is based on the closing bid price of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on October 31, 1997 ($0.29 per share) minus the exercise price.

LTIP AWARDS DURING FISCAL YEAR

     No long term incentive plan awards were made to any executive officers or directors of the Company during the fiscal year ending October 31, 1997.

EMPLOYMENT CONTRACTS

     There are currently no employment contracts or change-in-control arrangements between the Company and any director or executive officer.

EMPLOYEE BENEFIT PLANS

     1996 STOCK OPTION PLAN. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees and consultants. A total of 5,000,000 shares of Common Stock have been reserved for issuance under the 1996 Stock Option Plan. The 1996 Stock Option Plan will be administered by the Board of Directors, except that with respect to option grants to executive officers, the 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Options and stock purchase rights granted under the 1996 Stock Option Plan will vest as determined by the relevant administrator, and may accelerate and become fully vested in the event of an acquisition of the Company if so determined by the relevant administrator. The exercise price of options and stock purchase rights granted under the 1996 Stock Option Plan will be as determined by the relevant administrator, although the exercise price of incentive stock options must be at least equal to the fair market value of the Company's Common Stock on the date of grant. The Board of Directors may amend or modify the 1996 Stock Option Plan at any time. The 1996 Stock Option Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

     The Company has adopted provisions in its Restated Articles of Incorporation that eliminate the personal liability of its directors for monetary damages arising from a breach of their fiduciary duties in certain circumstances to the fullest extent permitted by law and authorize the Company to indemnify its directors and officers to the fullest extent permitted by law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company's Restated Articles of Incorporation provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Colorado law, including circumstances in which indemnification is otherwise discretionary under Colorado law. The Company has entered into indemnification agreements with its officers and directors containing provisions which will in some respects be broader than the specific indemnification provisions contained in the Colorado Corporations Code. The indemnification agreements require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     At present, there is no pending material litigation or proceeding involving a director or officer of the Company where indemnification will be required or permitted. The Company is not aware of any threatened material litigation or proceeding which may result in a claim for such indemnification.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of the date of this Annual Report for (i) each entity or group that is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company,
(ii) each director, (iii) each executive officer and (iv) the Company's directors and officers as a group. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company's knowledge, each shareholder identified in the table possesses voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.


 TITLE           NAME AND ADDRESS                      NATURE OF            NO. OF        PERCENT
OF CLASS        OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP     SHARES(1)      OF CLASS
--------  --------------------------------        --------------------     ---------      --------
Common    Mark E. Huntley, Ph.D.(2)               Direct                   5,683,186       11.5%
          c/o Aquasearch, Inc.
          73-4460 Queen Ka'ahumanu Highway
          Suite 110
          Kailua-Kona, Hawaii 96740

Common    Earl S. Fusato (3)                      Direct                   2,534,476        5.2%
          c/o Aquasearch, Inc.
          73-4460 Queen Ka'ahumanu Highway
          Suite 110
          Kailua-Kona, Hawaii 96740

Common    Pearn P. Niiler, Ph.D. (4)              Direct                   1,918,402        3.9%
          c/o Aquasearch, Inc.
          73-4460 Queen Ka'ahumanu Highway
          Suite 110
          Kailua-Kona, Hawaii 96740

Common    Edward E. David, Sc.D. (5)              Direct                     150,000       *
          c/o Aquasearch, Inc.
          73-4460 Queen Ka'ahumanu Highway
          Suite 110
          Kailua-Kona, Hawaii 96740

Common    Oskar R. Zaborsky, Ph.D. (6)            Direct                     100,000       *
          c/o Aquasearch, Inc.
          73-4460 Queen Ka'ahumanu Highway
          Suite 110
          Kailua-Kona, Hawaii 96740



 TITLE           NAME AND ADDRESS                      NATURE OF            NO. OF        PERCENT
OF CLASS        OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP     SHARES(1)      OF CLASS
--------  --------------------------------        --------------------     ---------      --------
          All directors and officers as                                    10,386,064      19.9%
          a group (5 persons)


*  Less than one percent

(1) Applicable percentage of beneficial ownership is based on 47,819,881 shares outstanding as of October 31, 1997, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules and regulations of the Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after October 31, 1997 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other shareholder.
(2) Includes options to purchase 1,665,250 shares of Common Stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum.
(3) Includes options to purchase 275,000 shares and 1,000,000 shares of Common Stock at an exercise price of $0.36 and $1.00 per share, respectively, that are exercisable within 60 days of October 31, 1997, and warrants to acquire 115,384 shares of Common Stock @1.00 per share.
(4) Includes options to purchase 1,291,050 shares of Common Stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum.
(5) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $0.25 that are immediately exercisable.
(6) Includes options to purchase 80,000 shares at an exercise price of $0.25 per share that are immediately exercisable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1*      Articles of Incorporation of Registrant

3.2+      Articles of Amendment of Articles of Incorporation, filed October
          4, 1996.

3.3*      By-laws of Registrant

4.1+      Form of 1996 Bridge Note

4.2+      Form of Private Placement Warrant

10.1# Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated May 14, 1996

10.2# Stock Subscription Agreement between Cultor Ltd. and Aquasearch, Inc., dated May 14, 1996

10.3+ The Amended Keahole Point Facilities Use Agreement dated August 22, 1996 by and between The National Energy Laboratory of Hawaii Authority and the Registrant

10.4$     Letter of Intent between C. Brewer and Company Limited and the
          Registrant

11.1 Statement Regarding Computation of Per Share Earnings Incorporated by reference to the exhibit filed with Registrant's Annual Report on Form 10-KSB filed October 31, 1995.

* Incorporated by reference to the exhibit filed with Registrant's Annual Report on Form 10K-SB for the fiscal year ended October 31, 1995.

# Incorporated by reference to the exhibit filed with Registrant's Current Report on Form 8-K filed September 13, 1996.

+ Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

$ Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 13, 1996.


REPORTS ON FORM 8-K

     No reports were filed during the last quarter of year ended October 31, 1997.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10KSB to be signed on February 12, 1998, on its behalf by the undersigned, thereunto duly authorized.

                                             AQUASEARCH, INC.


                                             By /s/ Mark E. Huntley
                                                --------------------------------
                                                  Mark E. Huntley
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    Signature                                      Date
/s/ Mark E. Huntley
-----------------------------
Mark E. Huntley                                             February 12, 1998
Director, President, CEO & Chairman of the
Board of Directors


/s/ Pearn P. Niiler
-----------------------------
Pearn P. Niiler                                             February 12, 1998
Director


/s/ Earl S. Fusato
-----------------------------
Earl S. Fusato                                              February 12, 1998
Director


-----------------------------
Edward E. David, Ph.D.                                      February 12, 1998
Director


-----------------------------
Oskar R. Zaborsky, Ph.D.                                    February 12, 1998
Director

                                 FINANCIAL STATEMENTS

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)


                            INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-2

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . F-3

Audited Financial Statements:

Balance Sheets as of October 31, 1995, 1996 and 1997 . . . . . . . . . . . . F-4

Statements of Loss and Accumulated Deficit from Inception to
  October 31, 1997 and for the Fiscal Years Ended October 31,
  1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Cash Flows from Inception to October 31, 1997
  and for the Fiscal Years Ended October 31, 1995, 1996 and 1997 . . . . . . F-6

Statements of Stockholders' Equity (Deficit) from Inception to
  October 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .F-11

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Aquasearch, Inc.


We have audited the accompanying balance sheets of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1997 and 1996, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from inception to October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the period from inception to October 31, 1995, were audited by other auditors whose report dated December 2, 1995 except for Note 5 dated January 26, 1996, and Note 8 dated April 6, 1997, expressed an unqualified opinion on those statements. The financial statements for the period from inception to October 31, 1995 include no revenues and a net loss of $1,616,518. Our opinion on the statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the period from inception to October 31, 1997, insofar as it relates to amounts for prior periods through October 31, 1995, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and the period from inception to October 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 1997 raise substantial doubt about its ability to continue as a going concern. The October 31, 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Ernst & Young LLP


January 31, 1998
Honolulu, Hawaii

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

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                                    BALANCE SHEETS


                                                                                October 31
                                                           ----------------------------------------------------
                                                                                                      1995
                                                               1997                1996           (as restated)
                                                          -------------        -------------      -------------
                                                                                                    (NOTE 8)
Assets
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . .    $    47,006         $   187,166         $    27,208
   Cash in escrow . . . . . . . . . . . . . . . . . . .              -             460,980                   -
   Accounts receivable  . . . . . . . . . . . . . . . .          1,219               1,933                   -
   Stock subscriptions receivable . . . . . . . . . . .              -                   -              35,000
   Prepaid expenses . . . . . . . . . . . . . . . . . .         24,439               5,534               9,177
   Refundable deposits  . . . . . . . . . . . . . . . .          4,570               3,145               2,535
                                                           -----------         -----------         -----------
Total current assets. . . . . . . . . . . . . . . . . .         77,234             658,758              73,920
                                                           -----------         -----------         -----------

Notes receivable. . . . . . . . . . . . . . . . . . . .         30,516                   -                   -
Plant and equipment:
   Plant. . . . . . . . . . . . . . . . . . . . . . . .        738,889             676,709             408,219
   Equipment. . . . . . . . . . . . . . . . . . . . . .        173,052              68,349               7,740
   Less accumulated depreciation  . . . . . . . . . . .       (104,894)            (35,876)               (320)
                                                           -----------         -----------         -----------
Net plant and equipment . . . . . . . . . . . . . . . .        807,047             709,182             415,639
Total assets. . . . . . . . . . . . . . . . . . . . . .    $   914,797         $ 1,367,940         $   489,559
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . .    $   446,344            $466,165           $ 233,181
   Deposits held. . . . . . . . . . . . . . . . . . . .              -             460,980                   -
   Notes payable (NOTE 2) . . . . . . . . . . . . . . .        575,000             150,000                   -
                                                           -----------         -----------         -----------
Total current liabilities . . . . . . . . . . . . . . .      1,021,344           1,077,145             233,181
                                                           -----------         -----------         -----------

Stockholders' Equity (Deficit)
   Preferred stock (5,000,000 shares authorized)
   (Note 1) . . . . . . . . . . . . . . . . . . . . . .              -                   -                   -
   Common stock ($0.0001 par value, 100,000,000
   shares authorized, 47,819,881, 40,829,331 and
   32,583,688 shares outstanding at October 31,
   1997, 1996 and 1995 respectively). . . . . . . . . .          5,904               5,204               4,379
   Additional paid-in capital . . . . . . . . . . . . .      4,699,470           3,234,309           1,902,785
   Deficit accumulated during the development stage . .     (4,811,921)         (2,948,718)         (1,650,786)
                                                           -----------         -----------         -----------
Total stockholders' equity (deficit). . . . . . . . . .       (106,547)            290,795             256,378
                                                           -----------         -----------         -----------
Total liabilities and stockholders' equity
   (deficit). . . . . . . . . . . . . . . . . . . . . .    $   914,797         $ 1,367,940         $   489,559
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------


                               SEE ACCOMPANYING NOTES.

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                                                                    For the years ended October 31,
                                                                          ---------------------------------------------------
                                                           From
                                                       inception to                                                  1995
                                                       October 31,                                              (as restated)
                                                           1997                1997               1996             (NOTE 8)
                                                      -------------       -------------      -------------      -------------
Operations
Sales. . . . . . . . . . . . . . . . . . . .               11,077               1,077              10,000                   -
Cost of sales. . . . . . . . . . . . . . . .               23,464               2,238              21,226                   -
                                                      -----------         -----------         -----------         -----------
Gross loss from operations . . . . . . . . .              (12,387)             (1,161)            (11,226)                  -
Research and development costs . . . . . . .            1,886,536             793,770             648,601              89,264
General and administrative expenses. . . . .            2,705,248           1,072,051             640,702             393,171
                                                      -----------         -----------         -----------         -----------
Loss from operations . . . . . . . . . . . .           (4,604,171)         (1,866,982)         (1,300,529)           (482,435)
Other Income (Expense)
Interest . . . . . . . . . . . . . . . . . .               (5,182)              4,465               2,597              (1,762)
Other. . . . . . . . . . . . . . . . . . . .               (6,702)               (686)                  -              (2,616)
Investment in joint venture. . . . . . . . .             (147,096)                  -                   -                   -
                                                      -----------         -----------         -----------         -----------
Total other income (expense) . . . . . . . .             (158,980)              3,779               2,597              (4,378)
                                                      -----------         -----------         -----------         -----------
Loss before income taxes and
extraordinary item . . . . . . . . . . . . .           (4,763,151)         (1,863,203)         (1,297,932)           (486,813)

Extraordinary item - loss on write down
of assets to liquidation basis . . . . . . .              (14,502)                  -                   -                   -
                                                      -----------         -----------         -----------         -----------

Loss before income taxes . . . . . . . . . .           (4,777,653)         (1,863,203)         (1,297,932)           (486,813)
Federal and State income taxes . . . . . . .                    -                   -                   -                   -
                                                      -----------         -----------         -----------         -----------
Net loss . . . . . . . . . . . . . . . . . .           (4,777,653)         (1,863,203)         (1,297,932)           (486,813)
Accumulated Deficit
Balance, beginning of period . . . . . . . .              (34,268)         (2,948,718)         (1,650,786)         (1,163,973)
                                                      -----------         -----------         -----------         -----------
Balance, end of period . . . . . . . . . . .          $(4,811,921)        $(4,811,921)        $(2,948,718)        $(1,650,786)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Loss per share . . . . . . . . . . . . . . .          $     (0.21)        $     (0.04)        $     (0.03)        $     (0.02)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Weighted average shares outstanding. . . . .           22,936,599          44,646,653          37,679,955          25,541,021
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

                               SEE ACCOMPANYING NOTES.

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS


                                                                                    For the years ended October 31,
                                                                          ---------------------------------------------------
                                                           From
                                                       inception to                                                  1995
                                                       October 31,                                              (as restated)
                                                           1997                1997               1996             (NOTE 8)
                                                      -------------       -------------      -------------      -------------
Cash Flows from Operating Activities
Net loss . . . . . . . . . . . . . . . . . .         $(4,777,653)        $(1,863,203)        $(1,297,932)          $(486,813)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization . . . . . . . . . . . . . . .                3,527                   -                   -                   -
  Depreciation . . . . . . . . . . . . . . .              110,601              69,018              35,556                 320
  Expenses paid with common stock. . . . . .              755,319             311,154              62,800             210,998
  Loss on write down of assets to
    liquidation basis. . . . . . . . . . . .                5,392                   -                   -                   -
  Changes in:
     Other current assets. . . . . . . . . .             (28,808)            (20,330)               3,033            (10,505)
     Receivables . . . . . . . . . . . . . .              (1,219)                 714              33,067            (35,000)
     Accounts payable. . . . . . . . . . . .              362,631            (19,821)             232,968             110,536
     Deposits held . . . . . . . . . . . . .                    -           (460,980)             460,980            (85,000)
                                                     ------------        ------------        ------------          ----------
Cash used in operating activities. . . . . .          (3,570,210)         (1,983,448)           (469,528)           (295,464)
Cash Flows from Investing Activities
Purchase of fixed assets . . . . . . . . . .            (821,525)           (166,883)           (329,099)           (315,180)
                                                     ------------        ------------        ------------          ----------
Cash used in investing activitie . . . . . .            (821,525)           (166,883)           (329,099)           (315,180)

Cash Flows from Financing Activities
Cash (held in) released from escrow. . . . .                    -             460,980           (460,980)              85,000
Increase in notes receivable . . . . . . . .             (30,516)            (30,516)                   -                   -
Issuance of common stock . . . . . . . . . .            4,136,322           1,320,129           1,326,600             571,580
Increase (decrease) in notes payable . . . .              604,800             425,000             150,000                   -
Offering costs . . . . . . . . . . . . . . .            (271,919)           (165,422)            (57,035)            (19,941)
                                                     ------------        ------------        ------------          ----------
Cash provided by financing activities. . . .            4,438,687           2,010,171             958,585             636,639
                                                     ------------        ------------        ------------          ----------

Net increase (decrease) in cash. . . . . . .               46,952           (140,160)             159,958              25,995
Cash, beginning of the period. . . . . . . .                   54             187,166              27,208               1,213
                                                     ------------        ------------        ------------          ----------
Cash, end of the period. . . . . . . . . . .         $     47,006        $     47,006        $    187,166          $   27,208
                                                     ------------        ------------        ------------          ----------
                                                     ------------        ------------        ------------          ----------


                               SEE ACCOMPANYING NOTES.

                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          FROM INCEPTION TO OCTOBER 31, 1997



                                                          Common Stock
                                                ----------------------------
                                                                                                                    Total
                                                                                 Additional                      Stockholders'
                                                  Number of                       Paid-in        Accumulated        Equity
                                                   Shares           Amount        Capital          Deficit         (Deficit)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1988. . . . . . . . . .    $ 20,000,000     $    2,000     $   72,730       $   (101,984)   $   (27,254)
Sale of stock ($0.05 per share). . . . . . .       4,000,000            400        166,291                   -        166,691
Treasury shares acquired at no cost. . . . .    (11,198,838)              -              -                   -              -
Exercise of A warrants for stock
   ($0.12 per share) . . . . . . . . . . . .         556,000             56         66,664                   -         66,720
Loss for the year ended
   October 31, 1989. . . . . . . . . . . . .               -              -              -           (183,333)      (183,333)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1989. . . . . . . . . .      13,357,162          2,456        305,685           (285,317)         22,824
Sale of stock ($0.07 per share). . . . . . .         140,000             14          9,786                   -          9,800
Stock issued for services ($0.05 per share).         300,000             30         13,515                   -         13,545
Exercise of A warrants for stock
   ($0.12 per share) . . . . . . . . . . . .       2,792,000            279        328,540                   -        328,819
Loss for the year ended
   October 31, 1990. . . . . . . . . . . . .               -              -              -           (163,839)      (163,839)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1990. . . . . . . . . .      16,589,162          2,779        657,526           (449,156)        211,149
Sale of stock ($0.04 per share). . . . . . .         125,000             13          5,987                   -          6,000
Stock issued in consideration for loans
   ($0.04 per share) . . . . . . . . . . . .         290,000             29         11,571                   -         11,600
Loss for the year ended October 31, 1991 . .               -              -              -           (251,401)      (251,401)
                                                ------------     ------------   ------------     ------------     ------------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     (CONTINUED)


                                                          Common Stock
                                                ----------------------------
                                                                                                                    Total
                                                                                 Additional                      Stockholders'
                                                  Number of                       Paid-in        Accumulated        Equity
                                                   Shares           Amount        Capital          Deficit         (Deficit)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1991. . . . . . . . . .      17,004,162     $    2,821     $  675,084       $   (700,557)   $   (22,652)

Sale of stock ($0.15 per share). . . . . . .          20,000              2          2,998                   -          3,000
Stock issued for services ($0.0001 to
  $0.04 per share) . . . . . . . . . . . . .         453,500             45          6,134                   -          6,179
Loss for the year ended
  October 31, 1992 . . . . . . . . . . . . .               -              -              -            (81,128)       (81,128)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1992. . . . . . . . . .      17,477,662          2,868        684,216           (781,685)       (94,601)
Sale of stock ($0.08 per share). . . . . . .       3,175,000            318        244,071                   -        244,389
Stock issued for services
  ($0.08 per share). . . . . . . . . . . . .         673,751             68         54,083                   -         54,151
Conversion of notes and advances for
  stock ($0.08 per share). . . . . . . . . .         861,900             87         69,315                   -         69,402
Loss for the year ended
  October 31, 1993 . . . . . . . . . . . . .               -              -              -           (142,198)      (142,198)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1993. . . . . . . . . .      22,188,313          3,341      1,051,685           (923,883)        131,143
Sale of stock ($0.03 per share). . . . . . .         250,000             25          7,475                   -          7,500
Stock issued for services
  ($0.08 per share). . . . . . . . . . . . .       1,025,000            101         81,900                   -         82,001
Loss for the year ended
  October 31, 1994 . . . . . . . . . . . . .               -              -              -           (240,090)      (240,090)
                                                ------------     ------------   ------------     ------------     ------------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     (CONTINUED)


                                                          Common Stock
                                                ----------------------------
                                                                                                                    Total
                                                                                 Additional                      Stockholders'
                                                  Number of                       Paid-in        Accumulated        Equity
                                                   Shares           Amount        Capital          Deficit         (Deficit)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1994. . . . . . . . . .    $ 23,463,313     $    3,467     $1,141,060       $ (1,163,973)   $   (19,446)
Sale of stock ($0.0625 to $0.10 per share) .       7,622,500            762        550,883                   -        551,645
Stock issued for services ($0.10 per share).         177,875             18         12,974                   -         12,992
Reissue stock previously canceled
  at no cost . . . . . . . . . . . . . . . .       1,320,000            132          (132)                   -              -
Loss for the year ended
  October 31, 1995 . . . . . . . . . . . . .               -              -              -           (288,813)      (288,813)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1995,
  as previously reported . . . . . . . . . .      32,583,688          4,379      1,704,785         (1,452,786)        256,378
Correction of reissuance of stock
  previously canceled (NOTE 8) . . . . . . .               -              -        198,000           (198,000)              -
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1995, as restated . . .      32,583,688          4,379      1,902,785         (1,650,786)        256,378
Sale of stock ($0.125 to $0.50 per share). .       7,901,643            791      1,268,758                   -      1,269,549
Stock issued for services ($0.125 to
  $0.62 per share) . . . . . . . . . . . . .         344,000             34         62,766                   -         62,800
Loss for the year ended
  October 31, 1996 . . . . . . . . . . . . .               -              -              -         (1,297,932)    (1,297,932)
                                                ------------     ------------   ------------     ------------     ------------


                                   AQUASEARCH, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     (CONTINUED)


                                                          Common Stock
                                                ----------------------------
                                                                                                                    Total
                                                                                 Additional                      Stockholders'
                                                  Number of                       Paid-in        Accumulated        Equity
                                                   Shares           Amount        Capital          Deficit         (Deficit)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1996. . . . . . . . . .    $ 40,829,331     $    5,204     $3,234,309       $ (2,948,718)   $    290,795

Sale of stock ($0.21 to $0.44 per
  share) . . . . . . . . . . . . . . . . . .       5,095,727            510      1,123,681                   -      1,124,191
Stock issued for services ($0.17 to
  $0.892 per share). . . . . . . . . . . . .         103,138             11         35,336                   -         35,347
Exercise of options for stock
  ($0.625 per share) . . . . . . . . . . . .         488,250             49         30,467                   -         30,516
Penalty shares ($0.2116 per share)
  (NOTE 2) . . . . . . . . . . . . . . . . .       1,303,435            130        275,677                   -        275,807
Loss for the year ended October 31,
  1997 . . . . . . . . . . . . . . . . . . .               -              -              -         (1,863,203)    (1,863,203)
                                                ------------     ------------   ------------     ------------     ------------
Balance, October 31, 1997. . . . . . . . . .    $ 47,819,881     $    5,904     $4,699,470       $ (4,811,921)   $  (106,547)
                                                ------------     ------------   ------------     ------------     ------------
                                                ------------     ------------   ------------     ------------     ------------

                               SEE ACCOMPANYING NOTES.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


1.   Basis of Presentation and Significant Accounting Policies

     Aquasearch, Inc. (Aquasearch), a Colorado corporation founded in February 1988, is a development stage company that develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology known as the Aquasearch Growth Module. The Company's principal operations are located in Kailua-Kona, Hawaii.

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

     Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from a freshwater microalgae. The primary market for astaxanthin currently is aquaculture. Free swimming salmon and shrimp acquire pink flesh from natural astaxanthin contained in microalgae and other species ingested in the wild. Farmed salmon and shrimp, however, currently acquire pink flesh from the addition of synthetic astaxanthin (or a less effective substitute product) to their feed.

     Because no significant sales have occurred and because the Company has devoted most of its efforts since inception to research and development, the Company is considered to be in the development stage.

Basis of Presentation

     The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception totaling approximately $4.8 million. At October 31, 1997, the Company had a working capital deficit of approximately $950,000. During the year ended October 31, 1997, the Company sold additional shares of stock through a private placement and issued convertible notes, which were sufficient to fund its immediate operating financial needs.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)


                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


1.   Basis of Presentation and Significant Accounting Policies (continued)

Basis of Presentation (continued)

     In May 1996, the Company entered into a three-year (recently extended to four years) Distribution and Development Agreement with Cultor, Ltd. (Cultor). Aquasearch will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Cultor is a $2.0 billion Finnish food conglomerate that is a leading worldwide producer of animal feed and animal nutrition products. The terms of the extended Cultor agreement require that from September 1998 the Company is to provide Cultor with 40 kilograms of natural astaxanthin per month increasing to 120 kilograms per month beginning in September 1999. The agreement provides that Aquasearch and Cultor share equally in the gross margin of the product shipped.

     The agreement also provides that Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a ten-acre natural astaxanthin production facility that is planned to be constructed in late 1998 in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the facility for its 50% stake.

     In connection with the execution of the agreement, Cultor purchased 400,000 shares of the Company's common stock at a purchase price of $0.50 per share.

     The Company has begun planning for the expansion of its present one-acre research and development facility to a four-acre research and development/production facility that will allow it to meet its September 1998 40 kilogram per month target production requirement under the Cultor Agreement. To complete the expansion, the Company estimates that it must obtain between $4 and $7 million of additional capital. In order to meet the September 1999 120 kilogram per month target, the Company anticipates that it must construct a ten-acre production facility.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


1.   Basis of Presentation and Significant Accounting Policies (continued)

Basis of Presentation (continued)

     The Company currently projects that it will require between $1.5 and $2.0 million in operating capital in 1998, before any planned capital expenditures related to the construction of its new production facility. The Company is presently pursuing additional sources of capital in order to maintain and expand its operations in fiscal 1998. These capital sources include government contracts and grants, product sales, license agreements and equity and debt financing.

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

     The accompanying financial statements do not include any adjustments, including those related to the classification of recorded asset amounts or the amounts or classification of liabilities, that might result from the outcome of the aforementioned uncertainties.

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

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


1.   Basis of Presentation and Significant Accounting Policies (continued)

Plant and Equipment

     Plant and equipment is stated at cost. Depreciation is provided on the straight-line method over ten years for plant and five years for equipment.

Preferred Stock

     The Company has authorized 5,000,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 1997.

Stock Issued for Services

     Stock issued for services is based on management's estimate of the fair value of the Company's restricted stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

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

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


1.   Basis of Presentation and Significant Accounting Policies (continued)

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

2.   Common Stock and Common Stock Warrants

     On January 12, 1989, the Company sold to the public 4,000,000 shares of its $0.0001 par value common stock. The shares were sold as part of a unit for $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant ("A" warrant). The "A" warrant entitled the holder thereof to purchase one additional share of common stock and one common stock purchase warrant ("B" warrant) for $0.12 per share. The "B" warrant entitles the holder to purchase one additional share of common stock for $1.00. The warrants may be redeemed by the Company at $0.0001 per warrant. The offering netted $165,691 to the Company on the date of closing.

     During the years ended October 31, 1989 and 1990, 3,348,000 "A" warrants were exercised at $0.12 per share which netted the Company $393,523 (after issue costs). All remaining "A" warrants have been canceled. The 3,348,000 "B" warrants expired on September 15, 1996.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


2.   Common Stock and Common Stock Warrants (continued)

     In August and September 1996, the Company obtained approximately $150,000 of short-term bridge financing from four individual investors pursuant to a note and warrant purchase agreement dated August 1, 1996. The notes matured on September 30, 1996.

     In conjunction with the execution of the notes, the investors received a total of 25,974 warrants entitling the holder to purchase one share of common stock at an exercise price of $0.21 per share. The warrants expire on December 31, 1999.

     During the period from October 1996 to April 1997, the Company sold an aggregate of 5,044,570 units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), to accredited investors (the "Unit Investors") in a private placement (the "Unit Offering"). The purchase price of the units ranged from $0.21 per unit to $0.44 per unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $0.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share (subject to adjustment) for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The gross proceeds from the Unit Offering were $1,275,980. The placement agent for the Unit Offering, First Honolulu Securities, Inc., received total commissions of $76,559 (equal to 6% of the gross proceeds from the sale of the units) and 302,674 Common Stock Purchase Warrants (equal to 6% of the number of units sold). The terms of the Warrants issued are identical to the terms of the Warrants issued to the Unit Investors in the Unit Offering.

     In October 1997, the Company issued 1,303,000 shares of Common Stock to the Unit Investors as compensation for the failure by the Company to cause the registration statement of the shares purchased in the Unit Offering to be declared effective by the Securities and Exchange Commission on or before May 29, 1997. The registration statement was declared effective on November 12, 1997. The shares have been reflected as issued and outstanding as of October 31, 1997.

     In November 1996, the Company executed a letter of intent with C. Brewer and Company, Limited (C. Brewer) with respect to the acquisition of between 80 and 90 acres of property on the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding common stock of the Company. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.25 per share. This transaction has not been consummated as of October 31, 1997.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


2.   Common Stock and Common Stock Warrants (continued)

     During the two quarters ended October 31, 1997, the Company issued one-year convertible notes payable totaling $560,000. The holders of these notes have an option to convert to equity under a planned private placement in fiscal
1998. The convertible notes payable carry an interest rate of 10 percent per annum and warrants to purchase 100 shares of common stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes. The holders are shareholders and an officer/director of the Company. As of October 31, 1997, none of the described warrants were issued.

     As of October 31, 1997, there were a total of 5,373,218 common stock purchase warrants issued and outstanding, of which 5,347,244 warrants had an exercise price of $1.00 per share and 25,974 warrants had an exercise price of $0.21 per share. No warrants were exercised during the year ended October 31, 1997. At October 31, 1997, the Company had reserved a sufficient number of shares of its common stock for issuance pursuant to the exercise of the warrants.

3.   Common Stock Options

     In August 1995, the Company granted nonstatutory stock options, exercisable immediately, to seven individuals to purchase a total of 5,777,462 shares of the Company's common stock at an exercise price of $0.0625 per share. In addition, the Company also granted stock options to three individuals which became exercisable in July 1996 to purchase a total of 180,000 shares of the Company's common stock at an exercise price of $0.61 per share. The options have a term of seven years.

     In March 1996, the Company's Board of Directors approved a stock option plan which provides for the granting of nonstatutory stock options to employees and consultants of the Company. A total of 5,000,000 shares of the Company's common stock has been reserved for issuance under the plan. Terms of awards under the plan including vesting requirements, exercise prices and expiration dates are determined at the discretion of the plan's administrator. The plan terminates in March 2006.

     In July 1996, the Company granted nonstatutory stock options to a consultant for a total of 400,000 shares of the Company's common stock at an exercise price of $0.56 per share. The options were immediately exercisable with respect to 200,000 shares. The remaining options became exercisable in January 1997 for 100,000 shares and July 1997 for 100,000 shares. The options have a term of ten years.

     In November 1996, the Company granted nonstatutory stock options to ten employees for a total of 107,307 shares of the Company's common stock at an exercise price of $0.34 per share. The options vest over a period of five years and have a term of ten years.

     In January 1997, the Company granted a nonstatutory stock option to an officer/director of the Company for a total of 1,500,000 shares of the Company's common stock at an exercise price of $0.36 per share. The option vests over a period of five years and has a term of ten years.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


3.   Common Stock Options (continued)

     In April 1997, the Company sold a total of 1,000,000 shares of its common stock to an officer/director of the Company at a purchase price of $0.21 per share. In addition, the Company granted this person a nonstatutory stock option for a total of 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The option is fully vested and has a term of ten years.

     In August 1997, the Company granted a nonstatutory stock option to a consultant for a total of 1,072,000 shares of the Company's common stock at an exercise price of $0.25 per share. The option was immediately exercisable with respect to 112,000 shares. The remainder becomes exercisable on the achievement of certain agreed on milestones. The option has a term of seven years.

     In September 1997, the Company granted nonstatutory stock options to 14 employees for a total of 474,510 shares of the Company's common stock at an exercise price of $0.25 per share. The options vest over a period of five years and have a term of ten years.

     During the year ended October 31, 1997, the Company granted nonstatutory stock options to four consultants for a total of 145,000 shares of the Company's common stock at exercise prices ranging from $0.25 to $0.50 per share. The options are fully vested and have a term of seven years.


     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%, expected dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.63, and an expected life of the option of 4.6 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


3.   Common Stock Options (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                               Year Ended October 31,
                                                1996           1997
                                                ----           ----
     Pro forma net loss                      $1,373,932     $2,115,244
     Pro forma loss per share                  $(0.04)        $(0.05)


     A summary of the Company's stock option activity, and related information for the year ended October 31, 1997 follows:


                                                            Weighted-Average
                                             Options         Exercise Price
                                             -------         --------------
Outstanding, beginning of year              6,312,462            $0.11
Granted                                     4,298,817             0.47
Exercised                                    (488,250)            0.06
Forfeited                                    (197,766)            0.26
                                            ---------
Outstanding, end of year                    9,925,263            $0.26
                                            ---------
                                            ---------

Exercisable, end of year                    1,695,000            $0.79


     The 488,250 of common stock options exercised during the year were in exchange for three-year notes receivable bearing interest at 5 percent per annum.

     Weighted-average exercise prices and fair values of options issued during the year ended October 31, 1997 with exercise prices which equaled or exceeded the market prices of the Company's stock on the grant date follows:

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


3.   Common Stock Options (continued)


                                                    Weighted-Average

                                                 Exercise
                                   Options        Price     Fair Value
                                   -------        -----     ----------
Options whose exercise price
equaled the market price of
the stock on the grant date        2,081,817      $0.33       $0.20

Options whose exercise price
exceeded the market price of
the stock on the grant date        2,217,000       0.59        0.07
                                   ---------

Options issued during the year     4,298,817
                                   ---------
                                   ---------


     The following summarizes information about the Company's stock options outstanding at October 31, 1997:


                                      Options Outstanding                                     Options Exercisable
                                      -------------------                                     -------------------

                                        Weighted-Average            Weighted-                               Weighted-
   Range of                                Remaining             Average Exercise                        Average Exercise
Exercise Prices           Number        Contractual Life              Price               Number              Price
---------------           ------        ----------------              -----               ------              -----
$0.06                   5,139,212          8.0 years                 $0.06                20,000              $0.06
$0.25 to $0.36          3,256,051             8.9                     0.30               145,000               0.20
$0.50 to $1.00          1,530,000             9.3                     0.85             1,530,000               0.85
                        ---------                                                      ---------
                        9,925,263                                                      1,695,000
                        ---------                                                      ---------
                        ---------                                                      ---------


                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


4.   Related Party Transactions

     During the year ended October 31, 1991, the Company borrowed $29,000 from stockholders. The four separate notes were unsecured, carried an interest rate of 12% and were due in August 1992. As an inducement for the loans, the Company issued a total of 290,000 shares of restricted stock to the lenders. For purposes of the financial statements, this stock was valued at $0.04 per share based on recent sales of restricted stock. Loan issue costs of $5,322 were charged to interest expense in 1991 and unamortized loan issue costs of $6,693 were written off. During the year ended October 31, 1993, these loans were converted to 430,650 shares of common stock.

     During the year ended October 31, 1995, the Company reissued 1,320,000 shares of common stock to its president and chief executive officer. These were shares which had been previously returned to the Company (see Note 8).

     The Company has also issued restricted stock for services to various officers, directors and members of the Scientific Advisory Board as follows:


                                   Number of
                                     Shares             Value
          YEAR                   -----------------------------
          1997                     103,138             $39,016
          1996                      40,000               5,000
          1995                     177,875              12,992
          1994                   1,025,000              82,000


5.   Income Taxes

     Since its formation the Company has incurred net operating losses. As of October 31, 1997, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $4 million. The net operating loss carryforward for tax reporting purposes expires in the years from 1999 to 2012. The Company also has a research credit carryover approximating $90,000 which expires between the years 2003 and 2012.

     No deferred tax benefit or liability has been recorded for temporary differences between book and tax reporting due to the uncertainty of any eventual recovery or payment.

                                   AQUASEARCH, INC.

                           (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                           OCTOBER 31, 1997, 1996 AND 1995


6.   Investment in OceanColor, Inc.

     In March 1993, the Company invested $50,000 in a joint venture (OceanColor, Inc.) with Cyanotech Corporation (Cyanotech). The Company and Cyanotech each owned 50% of OceanColor, Inc. During the year ended October 31, 1994, the Company invested an additional $97,100 in this joint venture. In November 1994, the joint venture was dissolved with the licensing rights to its proprietary technology reverting entirely to the Company. At the time of dissolution, there was approximately $7,500 of equipment in the joint venture which was distributed to the Company.

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

8.   Correction of Accounting for Reissuance of Stock Previously Canceled

     During the year ended October 31, 1995, the Company reissued 1,320,000 shares of restricted stock to its president and chief executive officer. These were shares which had been previously returned to the Company by the president and chief executive officer at no cost to the Company. The reissuance was recorded at par value in the financial statements for the year ended October 31, 1995 with no effect on net loss for that year. The Company has subsequently valued the reissued stock at $0.15 per share based on the quoted market price of the restricted stock at the date of reissuance. As a result, the Company's financial statements for the year ended October 31, 1995 have been restated as follows:


                                                                                     As originally
                                                                                       Reported         As restated
                                                                                   -----------------------------------
     Balance sheet:
          Additional paid-in capital . . . . . . . . . . . . . . . . . . .           $1,704,785          $1,902,785
          Deficit accumulated during the development stage . . . . . . . .           (1,452,786)         (1,650,786)
     Statement of loss and accumulated deficit:
          General and administrative expenses. . . . . . . . . . . . . . .              195,171             393,171
          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .             (288,813)           (486,813)
          Loss per share . . . . . . . . . . . . . . . . . . . . . . . . .                (0.01)              (0.02)
     Statement of cash flows:
          Expenses paid with common stock. . . . . . . . . . . . . . . . .               12,998             210,998
