Form 10QSB
period 1998-01-31
AQUASEARCH INC
filed 1998-03-17
CIK 837490

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark one)
         /X/  Quarterly Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                         For Quarter Ended January 31, 1998
                                         or
         / /  Transition Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

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

                                   Not Applicable
                                   ---------------
                   Former Name, Former Address and Former Fiscal
                         Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES   X       NO
                                     ---         ---

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at January 31, 1998 was 47,819,881 shares.

                                   AQUASEARCH, INC.

                                 FORM 10-QSB FOR THE
                            QUARTER ENDED JANUARY 31, 1998

                                       CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
     ITEM 1:  FINANCIAL STATEMENTS

          BALANCE SHEETS                                                       3

          STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                           4

          STATEMENTS OF CASH FLOWS                                             5

          NOTES TO FINANCIAL STATEMENTS                                        6


     ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

          OVERVIEW                                                             7

          MANAGEMENT'S PLAN OF OPERATION FOR FISCAL 1998                       9

          RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND
               YEARS ENDED JANUARY 31, 1997 AND 1998                          11

          LIQUIDITY AND CAPITAL RESOURCES                                     11


PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS                                               12

     ITEM 2:  CHANGES IN SECURITIES                                           12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 12

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

     ITEM 5:  OTHER INFORMATION                                               12

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                12

                                   Aquasearch, Inc.

                          (A Development Stage Enterprise)

                                    Balance Sheets

                                                                     October 31,         January 31,
                                                                        1997                1998
                                                                      (Audited)          (Unaudited)
                                                                    --------------------------------
Assets
Current assets:
   Cash                                                             $     47,006        $    23,222
   Accounts receivable                                                     1,219              4,931
   Prepaid expenses                                                       24,439             13,757
   Refundable deposits                                                     4,570              5,370
                                                                    --------------------------------
Total current assets                                                      77,234             47,280
                                                                    --------------------------------

Notes receivable                                                          30,516             30,516
   Plant and equipment:
   Plant                                                                 738,889            739,023
   Equipment                                                             173,052            180,940
   Less accumulated depreciation                                        (104,894)          (125,609)
                                                                    --------------------------------
Net plant and equipment                                                  807,047            794,354
                                                                    --------------------------------
Total assets                                                        $    914,797         $  872,150
                                                                    --------------------------------
                                                                    --------------------------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                 $    446,344         $  446,065
   Notes payable                                                         575,000            975,000
                                                                    --------------------------------
Total current liabilities                                              1,021,344          1,421,065
                                                                    --------------------------------

Stockholders' Equity (Deficit)
   Preferred stock (5,000,000 shares authorized)                               -                  -
     Common stock ($0.0001 par value, 100,000,000
     shares authorized, 47,819,881, shares outstanding at
     October 31, 1997, and January 31, 1998)                               5,904              5,904
   Additional paid-in capital                                          4,699,470          4,699,470
   Deficit accumulated during the development stage                   (4,811,921)        (5,254,289)
                                                                    --------------------------------
Total stockholders' equity (deficit)                                    (106,547)          (548,915)
                                                                    --------------------------------
Total liabilities and stockholders' equity (deficit)                $    914,797         $  872,150
                                                                    --------------------------------
                                                                    --------------------------------

                                   Aquasearch, Inc.

                           (A Development Stage Enterprise)

                     Statements of Loss and Accumulated Deficit

                                                          For the Period     For the Three         For the Three
                                                           From inception     Months Ended         Months Ended
                                                           To January 31,      January 31,          January 31,
                                                                1998               1997                 1998
                                                            (Unaudited)        (Unaudited)          (Unaudited)
                                                          ------------------------------------------------------
Sales                                                     $     11,077        $        570        $          -
Cost of sales                                                   23,464                   -                   -
                                                          ------------------------------------------------------
Gross profit (loss)                                            (12,387)                570                   -
Research and development costs                               2,112,549             207,949             226,013
General and administrative expenses                          2,902,128             243,427             197,523
                                                          ------------------------------------------------------


Loss from operations                                        (5,027,064)           (450,806)           (422,536)

Other Income (Expense)
Interest                                                       (24,014)              3,178             (18,832)
Other                                                           (6,702)               (194)                  -
Investment in joint venture                                   (147,096)                  -                   -
                                                          ------------------------------------------------------
Total other income (expense)                                  (177,812)              2,984             (18,832)
                                                          ------------------------------------------------------
Loss before income taxes and
 extraordinary item                                         (5,204,876)           (447,822)           (442,368)

Extraordinary item - loss on write down
 of assets to liquidation basis                                (14,502)                   -                  -
                                                          ------------------------------------------------------
Loss before income taxes                                    (5,219,378)           (447,822)           (442,368)

Federal and State income taxes                                       -                   -                   -
                                                          ------------------------------------------------------
Net loss                                                    (5,219,378)           (447,822)           (442,368)

Accumulated Deficit
Balance, beginning of period                                   (34,268)         (2,948,718)         (4,811,921)
                                                          ------------------------------------------------------
Balance, end of period                                    $ (5,253,646)       $ (3,396,540)       $ (5,254,289)
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------

Loss per share                                            $      (0.23)       $      (0.01)       $      (0.01)
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------

Weighted average shares outstanding                         22,936,599          42,376,389          47,819,881
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------

                                   Aquasearch, Inc.

                            (A Development Stage Enterprise)

                                  Statements of Cash Flows

                                                          For the Period       For the Three     For the Three
                                                          From inception        Months Ended      Months Ended
                                                          To January 31,        January 31,       January, 31
                                                              1998                  1997              1998
                                                           (Unaudited)           (Unaudited)       (Unaudited)
                                                          ------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                  $ (5,220,021)       $   (447,822)        $  (442,368)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Amortization                                                  3,527                   -                   -
   Depreciation                                                131,316              14,173              20,715
   Expenses paid with common stock                             755,319                   -                   -
   Loss on write down of assets to
    liquidation basis                                            5,392                   -                   -
   Changes in:
      Other current assets                                     (18,926)           (108,444)              9,882
      Receivables                                               (4,931)                803              (3,712)
      Accounts payable                                         362,352             (48,055)               (279)
      Deposits held                                                  -            (346,535)                  -
                                                          ------------------------------------------------------
Cash used in operating activities                           (3,985,972)           (935,880)           (415,762)

Cash Flows from Investing Activities
Purchase of fixed assets                                      (829,547)            (18,107)             (8,022)
                                                          ------------------------------------------------------
Cash used in investing activities                             (829,547)            (18,107)           (329,099)

Cash Flows from Financing Activities
Cash (held in) released from escrow                                  -             335,980                   -
Increase in notes receivable                                   (30,516)                  -                   -
Issuance of common stock                                     4,136,322             935,979                   -
Increase (decrease) in notes payable                         1,004,800            (135,000)            400,000
Offering costs                                                (271,919)            (74,005)                   -
                                                          ------------------------------------------------------
Cash provided by financing activities                        4,838,687           1,062,954             400,000
                                                          ------------------------------------------------------

Net increase (decrease) in cash                                (23,784)           (108,967)            (23,784)
Cash, beginning of the period                                       54             187,166              47,006
                                                          ------------------------------------------------------
Cash, end of the period                                   $     23,222      $      296,133      $       23,222
                                                          ------------------------------------------------------
                                                          ------------------------------------------------------

                                   Aquasearch, Inc.

                           (A Development Stage Enterprise)

                            NOTES TO FINANCIAL STATEMENTS
                                   January 31, 1998
                                     (Unaudited)

1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of January 31, 1998, there were a total of 5,373,218 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended January 31, 1998. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. Additionally, there are warrants to be issued under the Convertible Notes Payable and the Short-Term Notes.

     An analysis of the changes in stockholders' equity is as follows:

                                         Shares of                   Additional                      Total
                                           Common        Common        Paid-In    Accumulated    Stockholders'
    Description                            Stock          Stock        Capital      Deficit     Equity (Deficit)
                                        ------------------------------------------------------------------------
Balance, October 31, 1997               47,819,881      $   5,904    $ 4,699,470  $ (4,811,921)   $  (106,547)
  Loss for the three months
  ended January 31, 1998                        --             --             --      (442,368)      (442,368)
                                        ------------------------------------------------------------------------
Balance, January 31, 1998               47,819,881      $   5,904    $ 4,699,470  $ (5,254,289)   $  (548,915)
                                        ------------------------------------------------------------------------
                                        ------------------------------------------------------------------------

     On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at January 31, 1998 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant. The Company does not plan to finalize its agreement with C. Brewer until such time as Aquasearch clearly has the ability to further expand its production facilities beyond its current one-acre site, which is contingent on obtaining further capital.

2.   ISSUANCE OF SHORT-TERM NOTES

     During the quarter ended January 31, 1998, the Company issued $400,000 of Short-Term Notes bearing interest at 10% per annum. The noteholder will also receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.50 per share. The number of shares underlying the warrant is computed based on the 10% of the face value of the note divided by the closing bid price at the time the note was funded. The note is due April 1, 1998. The noteholder is an officer/director of the Company.

3.   MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

     These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES," "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 (THE "1997 FORM 10-KSB"). THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE 1997 FORM 10-KSB FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

OVERVIEW

     INCEPTION THROUGH JANUARY 31, 1997. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

     On May 14, 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement"), which was approved by the shareholders of the Company on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Production targets under the Cultor Distribution and Development Agreement were initially 40 kilograms per month at the end of the first year (September 24, 1997) and 120 kilograms per month at the end of the second year (September 24, 1998); however, Cultor and the Company agreed to (i) extend the term of the Agreement one year, (ii) eliminate the September 24, 1997 production target and (iii) provide that the September 24, 1998 and 1999 production targets will be 40 kilograms and 120 kilograms per month, respectively. In order to meet the revised production targets, the Company must significantly expand and improve its production facilities, which will involve many significant risks and uncertainties. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described under the caption "Part I, Description of Business-Corporate Partner Relationships-Cultor" of the 1997 Form 10-KSB.

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

     On September 24, 1996, the Company's shareholders approved: (i) the Cultor Distribution and Development Agreement; (ii) a Stock Subscription Agreement with Cultor pursuant to which Cultor agreed to purchase 400,000 shares of the Company's Common Stock at a purchase price of $0.50 per share (the "Cultor Stock Subscription Agreement"); and (iii) an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares and authorized the creation and issuance from time to time of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, privileges and restrictions as the Board of Directors may determine.

     In October 1996, the Company's consultants completed the initial phase of the design work for the Company's planned intermediate expansion from a one-acre facility to a four-acre facility. Construction of expanded production facilities is anticipated to begin in early 1998 and is expected to take approximately four to six months. The construction of these expanded facilities is dependent upon the timely performance of a variety of contractors and sub-contractors, the availability of supplies and equipment, and the availability of requisite capital. While the Company has certain plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

     On October 22, 1996, Cultor acquired 400,000 shares of the Company's Common Stock pursuant to the terms of the Cultor Stock Subscription Agreement.

     In December 1996, Cultor sold its majority stake in Svenska Foder and acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

FEBRUARY 1, 1997 THROUGH JANUARY 31, 1998. The Company has experienced certain significant developments over the past twelve months.

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

MANAGEMENT'S PLAN OF OPERATION FOR FISCAL 1998

     During fiscal 1998, Aquasearch intends to focus its efforts on strengthening its intellectual property position, optimizing the performance of its proprietary AGM technology, expanding its production capacity to meet the targets under the Cultor Distribution and Development Agreement, initiating a business in pharmaceutical drug development, and improving productivity through employee incentives.

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

- PHARMACEUTICAL DRUG DEVELOPMENT: The Company believes that the consummation of its contract with Inflazyme will pay for a large fraction of the Company's pharmaceutical research and development costs. The Company believes that between seven and ten new personnel will need to be hired to perform under the Inflazyme project. The Company intends to keep its current personnel entirely focused on astaxanthin-related science and technology. New personnel hired for the Inflazyme work will be dedicated entirely to that project and will function as a separate team, which costs will be borne by Inflazyme. The Company believes that additional laboratory facilities may also be required for Inflazyme's contract research and development. The Company expects, based on its Letter of Intent and the current form of the draft contract between the parties, that costs for such dedicated facilities will be borne by Inflazyme. Aquasearch intends, during 1998, to pursue additional drug development agreements with other biotechnology and pharmaceutical companies.

- IMPROVEMENTS IN PRODUCTIVITY THROUGH EMPLOYEE INCENTIVES: At the outset of fiscal year 1998 Aquasearch implemented an incentive compensation program to award significant cash bonus incentives to all employees provided that the Company meets certain quarterly production targets. Targets are planned that management believes would significantly advance the Company's research and development and production efforts. Under the incentive program, cash bonuses would represent as much as a 25% increase in salary on a quarterly basis. The Company also intends to award stock options to all employees as a further incentive to increase productivity. Aquasearch believes that employee incentives will significantly enhance productivity.

     Significant improvements in productivity were realized by the Company in the first quarter of fiscal 1998. During the quarter, the Company achieved:

               - Increases of more than five-fold in yield (weight of astaxanthin per unit of production capacity) over any performance the Company has yet achieved;
               - Sustained operation, for the entire quarter, of the largest photobioreactor the Company has ever operated, and which the Company believes to be the largest photobioreactor in existence; and
               -    Production that exceeded its first quarter target.

     The Company has set a yield target for the second quarter which, if achieved, will make it possible to substantially reduce its previous estimate of capital requirements. Attainment of the next yield target will make it possible for the Company to achieve its 1998 production commitment to Cultor after expanding its facility to two acres (rather than to four acres, as previously estimated). The Company believes that further improvements in yield are likely to be derived from additional research and automation, which have been solely responsible for the Company's yield improvements to date.

     The Company expects to continue producing relatively small amounts of astaxanthin (less than 6 kg (dry weight) per month) until September 1998, when its first monthly shipment of 40 kg (dry weight) is due under contract. The Company is currently satisfying Cultor's requirements for product testing, regulatory approvals and related developmental activities. The Company will focus in the forthcoming quarter on continuing to improve yields and increasing the cost-effectiveness of its production.

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

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development. From inception through January 31, 1998, the Company had an accumulated deficit of approximately $5.3 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it expands its production facilities to meet the production targets under the Cultor Distribution and Development Agreement and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED JANUARY 31, 1997 AND 1998

     Revenues for the quarter ended January 31, 1998 were $ -0- compared with revenues of $570 for the quarter ended January 31, 1997. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement.

     The Company's Scientific Advisory Board, in conjunction with the Company's engineers and representatives from Cultor, have recommended certain improvements in hardware and procedures that are designed to improve production. The Company has implemented and will continue to implement these recommendations as resources allow.

     Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $18,064, or approximately 9%, during the quarter ended January 31, 1998 compared with the quarter ended January 31, 1997.

     General and administrative expenses decreased by $45,904, or approximately 19% during the quarter ended January 31, 1998 compared with the quarter ended January 31, 1997. The decrease in general and administrative expenses was primarily due to a decrease in legal costs relating to patent filings.

     The Company incurred a net loss of $442,368 or $0.01 per share, for the quarter ended January 31, 1998 compared with a net loss of $447,822, or $0.01 per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased by $23,784 in the quarter ended January 31, 1998 from the prior period, resulting in a cash balance of $23,222 at January 31, 1998. Purchases of fixed assets of $8,022 were made during the quarter, primarily for equipment, bringing the Company's net plant and equipment assets to $794,354 and total assets to $872,150.

     The Company currently estimates that it will require between $1.5 million and $2.0 million in operating capital over the next twelve months before any planned capital expenditures. Beginning with the shipment of increased amounts of astaxanthin to Cultor in September 1998, the Company expects to generate revenues of $0.6 to $1.1 million per annum (depending upon global market price), which would substantially offset operating capital requirements. As a result of recent increases in yield, the Company has reduced its estimate of further capital requirements to a total of $2.4 million (a decrease of $1.3 million from previous estimates). This $2.4 million in financing is required during the next twelve months to automate, optimize and expand the Company's existing research and development/production facility from a one-acre facility to a two-acre facility, and repayment of $0.4 million short-term debt.

     Taking into account all factors over the next twelve months, the Company anticipates a need for a total of approximately $3.3 to 3.9 million in financing. Management expects this amount to repay short-term debt, and to complete the construction of an expanded production facility that produces significant revenues. In 1999 the Company will seek additional financing to complete construction and begin operation of a separate production facility dedicated solely to the production of natural astaxanthin derived from microalgae and to fund research and development of new microalgal products. If the Company is not able to raise sufficient capital to automate, optimize and expand its one-acre facility to a two-acre facility or to construct the separate facility, the Company's ability to meet its production targets under the Cultor Distribution and Development Agreement would be adversely affected as would its ability to fund the research and development of new microalgal products.

     The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through fiscal 1998. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1997 10-KSB.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  -- None

ITEM 2.  CHANGES IN SECURITIES  -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -- None

ITEM 5.  OTHER INFORMATION  -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       EXHIBITS  -- None

          (b)       REPORTS ON FORM 8-K  -- None


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AQUASEARCH, INC.

Dated: March 13, 1998              By:  /s/ Mark E. Huntley
                                        --------------------------------------
                                        Mark E. Huntley, Ph.D.
                                        President and Chief Executive Officer