Form 10QSB
period 1998-04-30
AQUASEARCH INC
filed 1998-06-15
CIK 837490

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

                                    (Mark one)
         /X/  Quarterly Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                          For Quarter Ended April 30, 1998
                                         or
         / /  Transition Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

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


                                YES   X       NO
                                     ---          ----

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at April 30, 1998 was 47,819,881 shares.

                                  AQUASEARCH, INC.

                                FORM 10-QSB FOR THE
                            QUARTER ENDED APRIL 30, 1998

                                      CONTENTS

PART I - FINANCIAL INFORMATION

                                                       Page
    ITEM 1:  FINANCIAL STATEMENTS

         BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . . 3

         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT  . . . . . . . . .4, 5

         STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . 6

         NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . 7


    ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

         OVERVIEW  . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

         MANAGEMENT'S PLAN OF OPERATION FOR FISCAL 1998. . . . . . . . .11

         RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND
           YEARS ENDED APRIL 30, 1997 AND 1998 . . . . . . . . . . . . .14

         LIQUIDITY AND CAPITAL RESOURCES . . . . . . . . . . . . . . . .14


PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .15

     ITEM 2:  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .15

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .15

     ITEM 5:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .15

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .15

                                    Aquasearch, Inc.
                           (A Development Stage Enterprise)

                                     Balance Sheets

                                                           October 31,                 April 30,
                                                             1997                        1998
                                                            (Audited)                 (Unaudited)
                                                        ------------------------------------------

Assets
Current assets:
     Cash                                                  $    47,006             $      6,128
     Accounts receivable                                         1,219                       --
     Prepaid expenses                                           24,439                    4,503
     Refundable deposits                                         4,570                    6,225
                                                        ------------------------------------------
Total current assets                                            77,234                   16,856
                                                        ------------------------------------------

Notes receivable                                                30,516                   30,516
Plant and equipment:
     Plant                                                     738,889                  741,160
     Equipment                                                 173,052                  240,416
     Less accumulated depreciation                            (104,894)                (145,961)
                                                       -------------------------------------------
Net plant and equipment                                        807,047                  835,615
                                                        ------------------------------------------
Total assets                                               $   914,797             $    882,987
                                                        ------------------------------------------
                                                        ------------------------------------------
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                      $   446,344             $    541,772
     Notes payable                                             575,000                1,445,000
                                                        ------------------------------------------
Total current liabilities                                    1,021,344                1,986,772
                                                        ------------------------------------------

Stockholders' Equity (Deficit)
     Preferred stock (5,000,000 shares authorized)                  --                       --
     Common stock ($0.0001 par value, 100,000,000
        shares authorized, 47,819,881, shares
        outstanding at October 31, 1997, and
        January 31, 1998)                                        5,904                    5,904
    Additional paid-in capital                               4,699,470                4,699,470
    Deficit accumulated during the development stage        (4,811,921)              (5,809,159)
                                                        ------------------------------------------
Total stockholders' equity (deficit)                          (106,547)              (1,103,785)
                                                        ------------------------------------------
Total liabilities and stockholders' equity (deficit)       $   914,797             $    882,987
                                                        ------------------------------------------
                                                        ------------------------------------------

                                                   Aquasearch, Inc.
                                          (A Development Stage Enterprise)

                                      Statements of Loss and Accumulated Deficit

                                                        For the Period        For the Three      For the Three
                                                        From inception        Months Ended       Months Ended
                                                         To April 30,           April 30,          April 30,
                                                             1998                 1998               1998
                                                         (Unaudited)           (Unaudited)        (Unaudited)
                                                        -------------------------------------------------------

Sales                                                   $     11,077          $         -        $         -
Cost of sales                                                 23,464                    -                  -
                                                        -------------------------------------------------------
Gross profit (loss)                                          (12,387)                   -                  -

Research and development costs                             2,432,226              319,677            545,690
General and administrative expenses                        3,121,132              218,361            415,884
                                                        -------------------------------------------------------

Loss from operations                                      (5,565,745)            (538,038)          (961,884)

Other Income (Expense)
Interest                                                     (40,522)             (16,508)           (35,340)
Other                                                         (7,026)                (324)              (324)
Investment in joint venture                                 (147,096)                   -                  -
                                                        -------------------------------------------------------
Total other income (expense)                                (194,644)             (16,382)           (35,664)
                                                        -------------------------------------------------------
Loss before income taxes and
   extraordinary item                                     (5,760,389)            (554,870)          (997,238)

Extraordinary item - loss on write down
   of assets to liquidation basis                            (14,502)                   -                  -
                                                        -------------------------------------------------------
Loss before income taxes                                  (5,774,891)            (554,870)          (997,238)

Federal and State income taxes                                     -                    -                  -
                                                        -------------------------------------------------------
Net loss                                                  (5,774,891)            (554,870)          (997,238)

Accumulated Deficit
Balance, beginning of period                                 (34,268)          (5,254,289)        (4,811,921)
                                                        -------------------------------------------------------
Balance, end of period                                  $ (5,809,159)         $(5,809,159)       $(5,809,159)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Loss per share                                          $      (0.25)         $     (0.01)       $     (0.02)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Weighted average shares outstanding                       22,936,599           47,819,881         47,819,881
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

                                                 Aquasearch, Inc.
                                        (A Development Stage Enterprise)

                                    Statements of Loss and Accumulated Deficit

                                                        For the Period        For the Three      For the Three
                                                        From inception        Months Ended       Months Ended
                                                         To April 30,           April 30,          April 30,
                                                             1998                 1997               1997
                                                         (Unaudited)          (Unaudited)         (Unaudited)
                                                        -------------------------------------------------------
Sales                                                   $     11,077          $       361         $      931
Cost of sales                                                 23,464                    -                  -
                                                        -------------------------------------------------------
Gross profit (loss)                                          (12,387)                   -                931

Research and development costs                             2,432,226              190,877            398,826
General and administrative expenses                        3,121,132              104,220            347,647
                                                        -------------------------------------------------------

Loss from operations                                      (5,565,745)            (294,736)          (745,542)

Other Income (Expense)
Interest                                                     (40,522)               1,047              4,225
Other                                                         (7,026)                   -               (194)
Investment in joint venture                                 (147,096)                   -                  -
                                                        -------------------------------------------------------
Total other income (expense)                                (194,644)               1,047              4,031
                                                        -------------------------------------------------------
Loss before income taxes and
extraordinary item                                        (5,760,389)            (293,689)          (741,511)

Extraordinary item - loss on write down
of assets to liquidation basis                               (14,502)                   -                  -
                                                        -------------------------------------------------------
Loss before income taxes                                  (5,774,891)            (293,689)          (741,511)

Federal and State income taxes                                     -                    -                  -
                                                        -------------------------------------------------------
Net loss                                                  (5,774,891)            (293,689)          (741,511)

Accumulated Deficit
Balance, beginning of period                                 (34,268)          (3,396,540)        (2,948,718)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------
Balance, end of period                                  $ (5,809,159)         $(3,690,229)       $(3,690,229)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Loss per share                                          $      (0.25)         $     (0.01)       $     (0.02)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Weighted average shares outstanding                       22,936,599           44,388,873         43,382,631
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------


                                                      Aquasearch, Inc.
                                             (A Development Stage Enterprise)

                                                 Statements of Cash Flows

                                                        For the Period        For the Three      For the Three
                                                        From inception        Months Ended       Months Ended
                                                          To April 30,          April 30,          April 30,
                                                              1998                1997               1998
                                                           (Unaudited)         (Unaudited)       (Unaudited)
                                                       --------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                $  (5,887,891)        $  (741,511)       $ (997,238)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                             3,527                   -                 -
       Depreciation                                           151,668              28,886            41,067
       Expenses paid with common stock                        755,319                   -                 -
       Loss on write down of assets to
          liquidation basis                                     5,392                   -                 -
       Changes in:
          Other current assets                                (10,527)            (89,785)           18,281
          Receivables                                                                 547             1,219
          Accounts payable                                    458,059              (7,911)           95,428
          Deposits held                                             -            (390,980)                -
                                                       --------------------------------------------------------
Cash used in operating activities                          (4,411,453)         (1,170,754)         (841,243)

Cash Flows from Investing Activities
Purchase of fixed assets                                     (891,160)            (46,564)          (69,635)
                                                       --------------------------------------------------------
Cash used in investing activities                            (891,160)            (46,564)          (69,635)

Cash Flows from Financing Activities
Cash (held in) released from escrow                                 -             360,980                 -
Increase in notes receivable                                  (30,516)                  -                 -
Issuance of common stock                                    4,136,322           1,170,981                 -
Increase (decrease) in notes payable                        1,474,800            (135,000)          870,000
Offering costs                                               (271,919)           (156,213)                -
                                                      ---------------------------------------------------------
Cash provided by financing activities                       5,308,687           1,240,748           870,000
                                                      ---------------------------------------------------------
Net increase (decrease) in cash                                 6,074              23,430           (40,878)
Cash, beginning of the period                                      54             187,166            47,006
                                                      ---------------------------------------------------------
Cash, end of the period                                 $       6,128         $   210,596        $    6,128
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                April 30, 1998
                                 (Unaudited)


1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of April 30, 1998, there were a total of 5,373,218 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244. Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended January 31, 1998. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. Additionally, there are warrants to be issued under the Convertible Notes Payable and the Short-Term Notes.

     An analysis of the changes in stockholders' equity is as follows:

                                       Shares of                     Additional                       Total
                                        Common             Common     Paid-In      Accumulated     Stockholders'
  Description                           Stock              Stock      Capital        Deficit      Equity (Deficit)
Balance, January 31, 1998              47,819,881         $5,904     $4,699,470    $(5,254,289)   $(548,915)
                                       --------------------------------------------------------------------------
  Loss for the three months
   ended April 30, 1998                        --             --             --       (554,870)       (554,870)
                                       --------------------------------------------------------------------------
                                       --------------------------------------------------------------------------
Balance, April 30, 1998                47,819,881         $5,904     $4,699,470    $(5,809,159)    $(1,103,785)
                                       --------------------------------------------------------------------------
                                       --------------------------------------------------------------------------

     On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at April 30, 1998 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant. The Company does not yet wish to finalize its agreement with C. Brewer. Aquasearch had intended to complete the C. Brewer transaction in order to have sufficient property on which to expand its production capability to 40 kg astaxanthin per month. However, improvements in productivity of astaxanthin have rendered the Brewer land acquisition unnecessary at present.

2.   ISSUANCE OF SHORT-TERM NOTES

     During the quarter ended April 30, 1998, the Company issued $470,000 of Short-Term Notes bearing interest at 10% per annum. The note holders will also receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.50 per share. The number of shares underlying the warrant is computed based on 10% of the face value of the short-term note divided by the closing bid price at the time the note was funded, and 100 shares of common stock for each $1,000 aggregate principal amount of the convertible notes.
As of April 30, 1998, none of the warrants were issued.

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

OVERVIEW

     INCEPTION THROUGH APRIL 30, 1998. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The

Svenska Foder Supply Agreement had a term of three years and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

     On May 14, 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement"), which was approved by the shareholders of the Company on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Production targets under the Cultor Distribution and Development Agreement were initially 40 kilograms per month at the end of the first year (September 24, 1997) and 120 kilograms per month at the end of the second year (September 24, 1998); however, Cultor and the Company agreed to: (i) extend the term of the Agreement one year,
(ii) eliminate the September 24, 1997 production target and (iii) provide that the September 24, 1998 and 1999 production targets will be 40 kilograms and 120 kilograms per month, respectively. In order to meet the revised production targets, the Company must significantly expand and improve its production facilities, which will involve many significant risks and uncertainties. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. The terms of the Cultor Distribution and Development Agreement are more fully described under the caption "Part I, Description of Business-Corporate Partner Relationships-Cultor" of the 1997 Form 10-KSB.

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

     In October 1996, the Company's consultants completed the initial phase of the design work for the Company's planned intermediate expansion from a one-acre facility to a four-acre facility. Construction of expanded production facilities began in the second quarter of 1998 and is expected to take approximately four to six months. The construction of these expanded facilities is dependent upon the timely performance of a variety of contractors and sub-contractors, the availability of supplies and equipment, and the availability of requisite capital. While the Company has certain plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

     On October 22, 1996, Cultor acquired 400,000 shares of the Company's Common Stock pursuant to the terms of the Cultor Stock Subscription Agreement.

     In December 1996, Cultor sold its majority stake in Svenska Foder and acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

     In February 1997, the Company completed a private placement of a total of 5,044,570 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"). The purchase price of the Units ranged from $0.21 per Unit to $0.43 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The net proceeds from this offering, net of placement agent fees and commissions, were $1,105,421.

MAY 1, 1997 THROUGH APRIL 30, 1998. The Company has experienced certain significant developments over the past twelve months.

     On June 25, 1997, the Company was awarded a European Patent number 0494887 for the "Process and Apparatus for the Production of Photosynthetic Microbes" which claims certain processes that operate in the Company's proprietary, closed-system photobioreactor system, the Aquasearch Growth Module ("AGM"), and the means for automated process control. The patent was awarded by the European Patent Office, and applies in all member nations of the European Union.

     Aquasearch placed great emphasis in the past six months on optimizing the AGM and its performance. The Company believes that the most important advances that can be made concern the size of the AGM and the sustainability of its performance. Any increase in size has the effect of reducing capital costs of the system by a comparable amount because the greatest costs relate to automated sensors and computer-controlled devices. Thus, a double-size AGM costs approximately the same amount as a unit half the size, and reduces the amount of labor by half. Furthermore, most experts agree that photobioreactor technology cannot be commercially viable until the unit size exceeds about 1,000 gallons.

     During the past six months, the Company has increased the size of its largest AGM from 1,000 gallons to 4,000 gallons. To date, the larger AGM has not only been less costly, but also has required less labor, has operated for longer periods, and has demonstrated significantly greater productivity than previous smaller versions of the AGM. The Company has conducted intensive engineering studies on an even larger model AGM of more than 7,000 gallons that has now been designed, and is slated for construction in summer of 1998.
 Management anticipates replacing all production capacity with the new, very large AGMs in 1998, contingent upon available capital. The Company believes that the use of these very large AGMs will increase total production capacity by a factor of more than five with no increase in labor costs.

     Aquasearch began replacing its computer control system with a state-of-the-art industrial process control in 1997. Improvements that are still underway have already reduced labor and hardware costs, and have provided significantly better quality control. The Company believes that its process control system is already greatly advanced compared to the standard in biology-based manufacturing. Aquasearch continues to develop certain proprietary software that it believes will couple strongly with its AGM hardware to confer a significant advantage over competitive technologies.

      The Company introduced in late 1997 certain changes resulting from its research. These changes yielded a sustained improvement of AGM productivity by a factor of five by comparison to performance over the preceding year.

     In July 1997, Aquasearch agreed to become a charter member of the Marine Bioprocess Engineering Center (MarBEC) initiative launched by the University of Hawaii at Manoa. Ten universities, including the University of Hawaii, are now competing nationwide for a total of five Engineering Research Centers to be awarded by the U.S. National Science Foundation. MarBEC, if funded in mid-1998 at approximately $30 million for a 10-year period, will focus entirely on the development of new enzymes and pigments from microalgae. Charter industry members (including Aquasearch, Merck, Monsanto, Hoechst and Eastman Chemical) will have equal preferential rights to new products from microalgae developed by MarBEC. Aquasearch believes that it is the only charter member of MarBEC that has developed photobioreactor technology, which is likely to be required for the commercial exploitation of any new product from microalgae.

     In September 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited ("Inflazyme") to enter into a ten-year drug development and manufacturing agreement. Under the terms of the agreement, Aquasearch would produce large-scale research quantities of several thousand different microalgae in its AGM photobioreactors. Inflazyme intends to investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases. Aquasearch would receive cost-plus reimbursement of all its research costs (including dedicated physical facilities), potential milestone payments associated with steps in the U.S. Food and Drug Administration drug approval process, and royalties on future net product sales.

     The Company believes that its agreements with C. Brewer, University of Hawaii, and Inflazyme represent important strategic alliances that form the basis of long-term business opportunities. In Aquasearch's view, C. Brewer would provide the real property required for expansion of production capacity; MarBEC would provide a strongly leveraged product development effort at the level of $3 million per year; and agreements similar to that with Inflazyme could directly pay for the bulk of Aquasearch's research and development costs in pharmaceutical drug development.

     The Company has added three new members to its Scientific Advisory Board in the past quarter, increasing its expertise in genetics and microbiology. Aquasearch has an active Scientific Advisory Board consisting of eleven Ph.D.s with expertise in the fields of aquaculture, marine biology, fluid dynamics, and the chemistry, photobiology, physiology, genetics and mass culture of microalgae.

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

- TECHNOLOGY IMPROVEMENT: Aquasearch enlarged the size of its proprietary AGM technology by a factor of more than two during the second quarter of 1998, and intends to create further enlargements in the next 6 months. Furthermore, the process control system is scheduled for continuing hardware and software improvements. The Company believes that, as in 1997, this effort will continue to reduce capital costs, reduce labor costs, and improve productivity.

- EXPANSION OF PRODUCTION CAPACITY: Aquasearch began construction during the past quarter to significantly increase its production capacity. Construction is expected to be complete by September 1998, and is expected to increase its production capacity by at least five-fold. Furthermore, the Company has the opportunity to increase its production capacity by the construction of a separate ten-acre facility dedicated to astaxanthin production for Cultor. All increases in production capacity are contingent upon the availability of financing.

- PHARMACEUTICAL DRUG DEVELOPMENT: Aquasearch intends, during 1998, to pursue drug development agreements with biotechnology and pharmaceutical companies, in addition to its pending agreement with Inflazyme Pharmaceuticals. The Company believes that the consummation of such agreements will pay for a large fraction of the Company's pharmaceutical research and development costs. The Company believes that additional personnel will need to be hired to perform such projects, but the Company intends to keep its current personnel entirely focused on astaxanthin-related science and technology. New personnel hired for drug development work will be dedicated entirely to those projects and will function as a separate team, which costs will be borne by strategic partners. The Company believes that additional laboratory facilities may also be required for drug development activities. The Company intends that costs for such dedicated facilities will be borne by strategic partners.

- IMPROVEMENTS IN PRODUCTIVITY THROUGH EMPLOYEE INCENTIVES: At the outset of fiscal year 1998 Aquasearch implemented an incentive compensation program to award significant cash bonus incentives to all employees provided that the Company meets certain quarterly production targets. Targets are planned that management believes would significantly advance the Company's research and production efforts. Under the incentive program, cash bonuses would represent as much as a 25% increase in salary on a quarterly basis. The Company also intends to award stock options to all employees as a further incentive to increase productivity.
    Aquasearch believes that employee incentives will significantly enhance productivity.

    Significant improvements in productivity were realized by the Company in the second quarter of fiscal 1998. During the quarter, the Company achieved:

          - Increase of three-fold in productivity (weight of astaxanthin per unit of production capacity) over the previous quarter, during which a five-fold increase was attained;

          - Sustained operation, for 6 months, of the largest photobioreactor the Company has ever operated, and which the Company believes to be the largest photobioreactor in existence; and

          - Increase of 25% in production capacity, through installation of large AGM photobioreactors in existing space.

     The Company has set a yield target for the third quarter which, if achieved, will make it possible to further reduce its previous estimate of capital requirements. Attainment of the next yield target will make it possible for the Company to achieve its 1998 production commitment to Cultor after expanding its facility to three acres (rather than to four acres, as previously estimated). The Company believes that further improvements in productivity are likely to be derived from additional research and automation, which have been solely responsible for the Company's productivity improvements to date.

     The Company expects to continue producing relatively small amounts of astaxanthin (less than 6 kg dry weight per month) until September 1998, when its first monthly shipment of 40 kg (dry weight) is due under contract. The Company is currently satisfying Cultor's requirements for product testing, regulatory approvals and related developmental activities. The Company will focus in the forthcoming quarter on continuing to improve yields and increasing the cost-effectiveness of its production.

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

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development. From inception through April 30, 1998, the Company had an accumulated deficit of approximately $5.8 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it expands its production facilities to meet the production targets under the Cultor Distribution and Development Agreement and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

     The Company is in the process of transitioning to a full-scale commercial producer of microalgal products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems.

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS ENDED APRIL 30, 1997 AND 1998

     Revenues for the quarter ended April 30, 1998 were $ -0- compared with revenues of $361 for the quarter ended April 30, 1997. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement. The Company has also supplied test product to several other potential strategic partners that are investigating uses of astaxanthin other than in animal feeds.

     The Company's staff, in conjunction with consultants and representatives from Cultor, have designed certain improvements in hardware and procedures that are intended to improve production. The Company is implementing and will continue to implement these improvements as resources allow.

     Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $128,800, or approximately 67%, during the quarter ended April 30, 1998, compared with the quarter ended April 30, 1997. The increase includes additional compensation, maintenance cost on pond equipment, and cost of automation improvements.

     General and administrative expenses decreased by $114,141, or approximately 110%, during the quarter ended April 30, 1998, compared with the
quarter ended April 30, 1997.   The decrease in general and administrative
expenses was primarily due to decreases in legal, insurance and consulting expenses.

     The Company incurred a net loss of $554,870, or $0.01 per share, for the quarter ended April 30, 1998, compared with a net loss of $293,689, or $0.01 per share, for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased by $17,904 in the quarter ended April 30, 1998, from the prior period, resulting in a cash balance of $6,128 at April 30, 1998. Purchases of fixed assets of $61,613 were made during the quarter, primarily for equipment, bringing the Company's net plant and equipment assets to $835,615 and total assets to $882,987.

     The Company currently estimates that it will require between $1.9 million and $2.5 million in operating capital over the next twelve months before any planned capital expenditures. Beginning with the shipment of increased amounts of astaxanthin to Cultor in September 1998, the Company expects to generate revenues of $0.7 to $1.1 million per annum (depending upon the global market price of astaxanthin), which would substantially offset operating capital requirements. As a result of continuing increases in productivity, the Company has reduced its estimate of further capital requirements to a total of $2.4 million (a decrease of $1.3 million from previous estimates). This $2.4 million in financing is required during the next twelve months to automate, optimize and expand the Company's existing research and development/production facility from a one-acre facility to a three-acre facility, and repayment of $0.7 million short-term debt.

     Taking into account all factors over the next nine months, the Company anticipates a need for a total of approximately $3.0 to 3.6 million in financing. Management expects this amount to repay short-term debt, and to complete the construction of an expanded production facility. In 1999 the Company will seek additional financing to complete construction and begin operation of a separate production facility dedicated solely to the production of natural astaxanthin derived from microalgae and to fund research and development of new microalgal products. If the Company is not able to raise sufficient capital to automate, optimize and expand its one-acre facility to a three-acre facility or to construct the separate facility, the Company's ability to meet its production targets under the Cultor Distribution and Development Agreement would be adversely affected as would its ability to fund the research and development of new microalgal products.

     The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities, and bank financing will be sufficient for continued operations through fiscal 1998. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements, and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1997 Form 10-KSB.


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


                                        AQUASEARCH, INC.

Dated: June 14, 1998                    By:  /s/ Mark E. Huntley
                                              -----------------------
                                        Mark E. Huntley, Ph.D.
                                        President and Chief Executive Officer