Form 10QSB/A
period 1998-04-30
AQUASEARCH INC
filed 1998-07-01
CIK 837490

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

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .15

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .15

     ITEM 5:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .15

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .15

                                    Aquasearch, Inc.
                           (A Development Stage Enterprise)

                                     Balance Sheets

                                                           October 31,                 April 30,
                                                             1997                        1998
                                                            (Audited)                 (Unaudited)
                                                        ------------------------------------------

Assets
Current assets:
     Cash                                                  $    47,006             $      6,128
     Accounts receivable                                         1,219                       --
     Prepaid expenses                                           24,439                    4,503
     Refundable deposits                                         4,570                    6,225
                                                        ------------------------------------------
Total current assets                                            77,234                   16,856
                                                        ------------------------------------------

Notes receivable                                                30,516                   30,516
Plant and equipment:
     Plant                                                     738,889                  741,160
     Equipment                                                 173,052                  240,416
     Less accumulated depreciation                            (104,894)                (145,961)
                                                       -------------------------------------------
Net plant and equipment                                        807,047                  835,615
                                                        ------------------------------------------
Total assets                                               $   914,797             $    882,987
                                                        ------------------------------------------
                                                        ------------------------------------------
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                      $   446,344             $    541,772
     Notes payable                                             575,000                1,445,000
                                                        ------------------------------------------
Total current liabilities                                    1,021,344                1,986,772
                                                        ------------------------------------------

Stockholders' Equity (Deficit)
     Preferred stock (5,000,000 shares authorized)                  --                       --
     Common stock ($0.0001 par value, 100,000,000
        shares authorized, 47,819,881, shares
        outstanding at October 31, 1997, and
        April 30, 1998)                                          5,904                    5,904
    Additional paid-in capital                               4,699,470                4,699,470
    Deficit accumulated during the development stage        (4,811,921)              (5,809,159)
                                                        ------------------------------------------
Total stockholders' equity (deficit)                          (106,547)              (1,103,785)
                                                        ------------------------------------------
Total liabilities and stockholders' equity (deficit)       $   914,797             $    882,987
                                                        ------------------------------------------
                                                        ------------------------------------------

                                                   Aquasearch, Inc.
                                          (A Development Stage Enterprise)

                                      Statements of Loss and Accumulated Deficit

                                                        For the Period        For the Three      For the Six
                                                        From inception        Months Ended       Months Ended
                                                         To April 30,           April 30,          April 30,
                                                             1998                 1998               1998
                                                         (Unaudited)           (Unaudited)        (Unaudited)
                                                        -------------------------------------------------------

Sales                                                   $     11,077          $         -        $         -
Cost of sales                                                 23,464                    -                  -
                                                        -------------------------------------------------------
Gross profit (loss)                                          (12,387)                   -                  -

Research and development costs                             2,432,226              319,677            545,690
General and administrative expenses                        3,121,132              218,361            415,884
                                                        -------------------------------------------------------

Loss from operations                                      (5,565,745)            (538,038)          (961,574)

Other Income (Expense)
Interest                                                     (40,522)             (16,508)           (35,340)
Other                                                         (7,026)                (324)              (324)
Investment in joint venture                                 (147,096)                   -                  -
                                                        -------------------------------------------------------
Total other income (expense)                                (194,644)             (16,382)           (35,664)
                                                        -------------------------------------------------------
Loss before income taxes and
   extraordinary item                                     (5,760,389)            (554,870)          (997,238)

Extraordinary item - loss on write down
   of assets to liquidation basis                            (14,502)                   -                  -
                                                        -------------------------------------------------------
Loss before income taxes                                  (5,774,891)            (554,870)          (997,238)

Federal and State income taxes                                     -                    -                  -
                                                        -------------------------------------------------------
Net loss                                                  (5,774,891)            (554,870)          (997,238)

Accumulated Deficit
Balance, beginning of period                                 (34,268)          (5,254,289)        (4,811,921)
                                                        -------------------------------------------------------
Balance, end of period                                  $ (5,809,159)         $(5,809,159)       $(5,809,159)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Loss per share                                          $      (0.25)         $     (0.01)       $     (0.02)
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Weighted average shares outstanding                       22,936,599           47,819,881         47,819,881
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
                                                      ---------------------------------------------------------
                                                      ---------------------------------------------------------

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                April 30, 1998
                                 (Unaudited)


1.   COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of April 30, 1998, there were a total of 5,373,218 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244. Warrants had an exercise price of $1.00 per share and 25,974 Warrants had an exercise price of $0.21 per share. No Warrants were exercised during the three months ended April 30, 1998. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. Additionally, there are warrants to be issued under the Convertible Notes Payable and the Short-Term Notes.

     An analysis of the changes in stockholders' equity is as follows:

                                       Shares of                     Additional                       Total
                                        Common             Common     Paid-In      Accumulated     Stockholders'
  Description                           Stock              Stock      Capital        Deficit      Equity (Deficit)
Balance, January 31, 1998              47,819,881         $5,904     $4,699,470    $(5,254,289)   $(548,915)
                                       --------------------------------------------------------------------------
  Loss for the three months
   ended April 30, 1998                        --             --             --       (554,870)       (554,870)
                                       --------------------------------------------------------------------------
Balance, April 30, 1998                47,819,881         $5,904     $4,699,470    $(5,809,159)    $(1,103,785)
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

2.   ISSUANCE OF SHORT-TERM NOTES

     During the quarter ended April 30, 1998, the Company issued $470,000 of Short-Term Notes and one-year convertible notes bearing interest at 10% per annum. The note holders will also receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.50 per share. The number of shares underlying the warrant is computed based on 10% of the face value of the short-term note divided by the closing bid price at the time the note was funded, and 100 shares of common stock for each $1,000 aggregate principal amount of the convertible notes.
As of April 30, 1998, none of the warrants were issued.

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

     General and administrative expenses increased by $114,141, or approximately 110%, during the quarter ended April 30, 1998, compared with the quarter ended April 30, 1997. The increase in general and administrative expenses was primarily due to increases in legal, insurance and consulting expenses.

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