Form 10QSB
period 1998-07-31
AQUASEARCH INC
filed 1998-09-14
CIK 837490

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

    (Mark one)
         /X/  Quarterly Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                          For Quarter Ended July 31, 1998
                                         or
         / /  Transition Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

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

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at July 31, 1998 was 65,358,885 shares.

                                  AQUASEARCH, INC.

                                FORM 10-QSB FOR THE
                            QUARTER ENDED JULY 31, 1998

                                      CONTENTS

PART I - FINANCIAL INFORMATION                                            Page


    ITEM 1:  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                     3

         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                        4,5

         STATEMENTS OF CASH FLOWS                                           6

         NOTES TO FINANCIAL STATEMENTS                                      7


    ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

         OVERVIEW                                                           8

         MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS         12

         RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND
           NINE MONTHS ENDED JULY 31, 1997 AND 1998                        14

         LIQUIDITY AND CAPITAL RESOURCES                                   14


PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS                                            15

     ITEM 2:  CHANGES IN SECURITIES                                        15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              16

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

     ITEM 5:  OTHER INFORMATION                                            16

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             16

     SIGNATURE                                                             17

                                  Aquasearch, Inc.
                          (A Development Stage Enterprise)

                                   Balance Sheets

                                                    October 31,      July 31,
                                                        1997           1998
                                                      (Audited)     (Unaudited)
                                                   ----------------------------
Assets
Current assets:
  Cash                                             $     47,006    $   666,025
  Accounts receivable                                     1,219              -
  Prepaid expenses                                       24,439         66,216
  Refundable deposits                                     4,570          7,325
                                                   ----------------------------
Total current assets                                     77,234        739,566
                                                   ----------------------------

Notes receivable                                         30,516        109,696
Plant and equipment:
  Plant                                                 738,889      1,156,285
  Equipment                                             173,052        202,595
  Less accumulated depreciation                        (104,894)      (173,383)
                                                   ----------------------------
Net plant and equipment                                 807,047      1,185,497
                                                   ----------------------------
Total assets                                       $    914,797   $  2,034,759
                                                   ----------------------------
                                                   ----------------------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                 $    446,344   $    502,215
  Notes payable                                         575,000        265,000
                                                   ----------------------------
Total current liabilities                             1,021,344        767,215
                                                   ----------------------------
Stockholders' Equity (Deficit)
  Preferred stock (5,000,000 shares authorized)                 -              -
  Common stock ($0.0001 par value, 100,000,000
    shares authorized, 47,819,881and 65,358,885,
    shares outstanding at October 31, 1997,  and
    July 31,1998)                                         5,904          7,657
  Additional paid-in capital                          4,699,470      7,689,735
  Deficit accumulated during the development stage   (4,811,921)    (6,429,848)
                                                   ----------------------------
Total stockholders' equity (deficit)                   (106,547)     1,270,772
                                                   ----------------------------
Total liabilities and stockholders' equity
  (deficit)                                        $    914,797   $  2,034,759
                                                   ----------------------------
                                                   ----------------------------

                                  Aquasearch, Inc.
                          (A Development Stage Enterprise)

                     Statements of Loss and Accumulated Deficit

                                    For the Period  For the Three   For the Nine
                                    From Inception   Months Ended   Months Ended
                                     To July 31,      July 31,       July 31,
                                         1998           1998           1998
                                     (Unaudited)    (Unaudited)     (Unaudited)
                                    -------------------------------------------
Sales                                $    11,077    $         -    $         -
Cost of sales                             23,464              -              -
                                    -------------------------------------------
Gross profit (loss)                      (12,387)             -              -

Research and development costs         2,752,740        320,514        866,204
General and administrative
   expenses                            3,339,694        218,562        634,446
                                    -------------------------------------------
Loss from operations                  (6,104,821)      (539,076)    (1,500,650)

Other Income (Expense)
Interest                                (119,844)       (79,322)      (114,662)
Other                                     (9,317)        (2,291)        (2,615)
Investment in joint venture             (147,096)             -              -
                                    -------------------------------------------
Total other income (expense)            (276,257)       (81,613)      (117,277)
                                    -------------------------------------------
Loss before income taxes and
   extraordinary item                 (6,381,078)      (620,689)    (1,617,927)

Extraordinary item - loss on write
   down of assets to liquidation
   basis                                 (14,502)             -              -
                                    -------------------------------------------
Loss before income taxes              (6,395,580)      (620,689)    (1,617,927)

Federal and State income taxes                 -              -              -
                                    -------------------------------------------
Net loss                              (6,395,580)      (620,689)    (1,617,927)

Accumulated Deficit
Balance, beginning of period             (34,268)    (5,809,159)    (4,811,921)
                                    -------------------------------------------
Balance, end of period               $(6,429,848)   $(6,429,848)   $(6,429,848)
                                    -------------------------------------------
                                    -------------------------------------------

Loss per share                       $     (0.28)   $     (0.01)   $     (0.03)
                                    -------------------------------------------
                                    -------------------------------------------

Weighted average shares outstanding   22,936,599     45,713,543     44,159,602
                                    -------------------------------------------
                                    -------------------------------------------

                                  Aquasearch, Inc.
                          (A Development Stage Enterprise)

                      Statements of Loss and Accumulated Deficit

                                     For the Period  For the Three  For the Nine
                                     From Inception  Months Ended   Months Ended
                                     To July 31,      July 31,       July 31,
                                         1998           1997           1997
                                     (Unaudited)     (Unaudited)   (Unaudited)
                                     ------------------------------------------
Sales                                 $     1,077   $       146    $     1,077
Cost of sales                              23,464             -              -
                                     ------------------------------------------
Gross profit (loss)                       (12,387)            -          1,077

Research and development costs          2,752,740       152,717        551,543
General and administrative
   expenses                             3,339,694       297,231        644,878
                                     ------------------------------------------

Loss from operations                   (6,104,821)     (449,802)    (1,195,344)

Other Income (Expense)
Interest                                 (119,844)          223          4,448
Other                                      (9,317)          411            217
Investment in joint venture              (147,096)            -              -
                                     ------------------------------------------
Total other income (expense)             (276,257)          634          4,665
                                     ------------------------------------------
Loss before income taxes and
   extraordinary item                  (6,381,078)     (449,168)    (1,190,679)

Extraordinary item - loss on write
   down of assets to liquidation
   basis                                  (14,502)         (464)          (464)
                                     ------------------------------------------
Loss before income taxes               (6,395,580)     (449,632)    (1,191,143)

Federal and State income taxes                  -             -              -
                                     ------------------------------------------
Net loss                               (6,395,580)     (449,632)    (1,191,143)

Accumulated Deficit
Balance, beginning of period              (34,268)   (3,690,229)    (2,948,718)
                                     ------------------------------------------
Balance, end of period                $(6,429,848)  $(4,139,861)   $(4,139,861)
                                     ------------------------------------------
                                     ------------------------------------------

Loss per share                        $     (0.28)  $     (0.01)   $     (0.03)
                                     ------------------------------------------
                                     ------------------------------------------

Weighted average shares outstanding    22,936,599    45,713,543     44,159,602
                                     ------------------------------------------
                                     ------------------------------------------

                                  Aquasearch, Inc.
                          (A Development Stage Enterprise)

                              Statements of Cash Flows

                                               For the Period              For the Nine            For the Nine
                                                From Inception             Months Ended            Months Ended
                                                  To July 31,                July 31,                July 31,
                                                    1998                       1997                    1998
                                                 (Unaudited)               (Unaudited)              (Unaudited)
                                               -----------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                       $  (6,395,580)               $ (1,191,143)          $ (1,617,927)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Amortization                                        3,527                          -                      -
   Depreciation                                      179,091                     42,057                 68,490
   Expenses paid with common stock                   901,643                          -                      -
   Loss on write down of assets to
     liquidation basis                                 5,392                          -                      -
   Changes in:
     Other current assets                            (73,340)                   (66,959)               (44,532)
     Receivables                                           -                        414                  1,219
     Accounts payable                                272,178                     (3,783)               (90,453)
     Deposits held                                         -                   (460,980)                     -
                                               -----------------------------------------------------------------
Cash used in operating activities                 (5,107,089)                (1,680,394)            (1,536,879)

Cash Flows from Investing Activities
Purchase of fixed assets                          (1,268,464)                   (98,728)              (446,939)
                                               -----------------------------------------------------------------
Cash used in investing activities                 (1,268,464)                   (98,728)              (446,939)

Cash Flows from Financing Activities
Cash (held in) released from escrow                        -                    460,980                      -
Increase in notes receivable                        (109,696)                         -                (79,180)
Issuance of common stock                           7,128,340                  1,264,695              2,992,018
Increase (decrease) in notes payable                 294,800                    100,000                310,000
Offering costs                                      (271,919)                  (156,213)                     -
                                               -----------------------------------------------------------------
Cash provided by financing activities              7,041,525                  1,669,462              2,602,838
                                               -----------------------------------------------------------------

Net increase (decrease) in cash                      665,972                   (109,660)               619,020
Cash, beginning of the period                             54                    187,166                 47,006
                                               -----------------------------------------------------------------
Cash, end of the period                        $     666,026              $      77,506          $     666,026
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------

                                  Aquasearch, Inc.
                          (A Development Stage Enterprise)

                           NOTES TO FINANCIAL STATEMENTS
                                   July 31, 1998
                                    (Unaudited)

1.  COMMON STOCK AND STOCK PURCHASE WARRANTS

     As of July 31, 1998, there were a total of 8,291,931 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share, 25,974 Warrants had an exercise price of $0.21 per share, and 2,918,713 Warrants had an exercise price of $0.50 per share. No Warrants were exercised during the three months ended July 31, 1998. The $1.00 per share Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption.

  An analysis of the changes in stockholders' equity is as follows:


                                         Shares of                        Additional                                   Total
                                          Common           Common          Paid-In           Accumulated           Stockholders'
        Description                        Stock           Stock           Capital             Deficit           Equity (Deficit)
                                        -----------------------------------------------------------------------------------------
Balance, April 30, 1998                  47,819,881       $   5,904       $ 4,699,470         $ (5,809,159)      $  (1,103,785)
Conversion of convertible
notes to common stock
($0.173 per share)                       16,870,520           1,686         2,915,274                                2,916,961
Stock issued for services
($0.25 per share)                           201,622              20            45,859                                   45,879
Exercise of options for
stock ($0.625 per share)                    466,862              47            29,132                                   29,179
 Loss for the three months
  ended July 31, 1998                            --              --                --             (620,689)           (620,689)
                                        -----------------------------------------------------------------------------------------
Balance, July 31, 1998                   65,358,885       $   7,657       $ 7,689,735         $ (6,429,848)       $  1,270,772
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------

     On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. The stockholders' equity at July 31, 1998 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant. The Company does not yet wish to finalize its agreement with C. Brewer. Aquasearch initially intended to complete the C. Brewer transaction in order to have sufficient property on which to expand its production capability to 40 kg astaxanthin per month. However, improvements in productivity of astaxanthin have rendered the Brewer land acquisition unnecessary at present.

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

OVERVIEW

     INCEPTION THROUGH JULY 31, 1998. Aquasearch, Inc. ("Aquasearch" or the "Company") has been engaged, since its inception in 1989, in the development of proprietary photobioreactor technology for commercial cultivation of microalgae. In 1994, the Company initiated discussions with Cultor Ltd. ("Cultor"), a Helsinki-based foods conglomerate that is the second largest producer of salmon and trout feed in the world, regarding the purchase of microalgae rich in astaxanthin - the primary pigment used in salmon and trout feed. In early 1995, Cultor completed a series of feeding trials with farmed salmon, using the Company's microalgae product. In July 1995, the Company entered into a Supply Agreement with Svenska Foder AB (the "Svenska Foder Supply Agreement"), then a subsidiary of Cultor, pursuant to which Svenska Foder agreed to act as exclusive distributor of the Company's natural astaxanthin product for animal feed and animal nutrition applications in Sweden, Norway and Finland for poultry, pigs, cattle and horses. The Svenska Foder Supply Agreement had a term of three years, and target production of five kilograms of natural astaxanthin per month. In October 1995, the Company completed construction of a one-acre research and development/production facility in the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

          On May 14, 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (the "Cultor Distribution and Development Agreement"), which was approved by the shareholders of the Company on September 24, 1996, pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. The Cultor Distribution and Development Agreement originally called for production targets of 40 kilograms per month by September 1997 and 120 kilograms per month by September 1998. By mutual agreement, the initial Aquasearch production targets were each extended one year and, in addition, the focus of both parties' development efforts were shifted from achieving monthly production targets to achieving long-term production economics. Since the Cultor Distribution and Development Agreement was signed, Cultor has devoted substantial resources to developing its Aquaxan-Registered Trademark- animal feed and animal nutrition product (which incorporates Aquasearch's natural astaxanthin), including conducting extensive product formulation research and feeding trials. During the past several quarters, the Company has achieved and sustained significant improvements in virtually every phase of its production process. As a result of these developments, the Company is expanding its existing one-acre facility to a three-acre facility and increasing its production capacity. Based on the current production rate of existing AGMs, the Company estimates that the expanded facility could produce more than 80 kilograms of astaxanthin per month if sufficient space were available for finishing ponds. However, since space for finishing ponds at the Keahole Point site is constrained, the Company (with Cultor's approval) expects to limit astaxanthin production to approximately 25 kilograms per month at the expanded site. The extra module capacity at the expanded site will be used for further optimization of the astaxanthin production process and the development and scale-up of new microalgal products.

     The Cultor Distribution and Development Agreement currently provides that, in the event that Cultor exercises its option to create a joint venture company with Aquasearch to produce natural astaxanthin, Aquasearch would contribute a natural astaxanthin production facility to be constructed at a later date in return for a 50% stake in the new company and Cultor would contribute cash equal to the appraised value of Aquasearch's production facility in return for a 50% stake. In addition, Cultor had the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. In view of the recent advancements achieved in astaxanthin production, and pending further discussions with Cultor, Aquasearch currently plans to develop a second site for large-scale astaxanthin production that would be larger than the site initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than 120 kilograms per month. There is currently no agreement between Aquasearch and Cultor as to if, or when, a second site would be constructed, what the size, location or production capacity of such a site would be, or how the construction or scale-up of this facility would be financed. There can be no assurances that Aquasearch and Cultor will reach an agreement regarding the development, timing, location or financing of a second site, whether the Cultor Distribution and Development Agreement would need to be amended or terminated to accomodate these plans, or whether Cultor would have any role in connection with this project. The expansion of the Keahole Point site and the construction and scale-up of any additional production site will involve various risks and uncertainties. See "Risk Factors -- Risks Associated With Scale-Up of Production Facilities" in the 1997 Form 10-KSB.

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

     In October 1996, the Company's consultants completed the initial phase of the design work for the Company's planned intermediate expansion from a one-acre facility to a three-acre facility. Construction of expanded production facilities began in the second quarter of 1998 and is expected to be completed in November 1998. The construction of these expanded facilities is dependent upon the timely performance of a variety of contractors and sub-contractors, the availability of supplies and equipment, and the availability of requisite capital. While the Company has certain plans to address all these requirements, there can be no assurance that the Company will be able to complete its expansion in a timely manner.

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

     In July 1997, Aquasearch agreed to become a charter member of the Marine Bioprocess Engineering Center (MarBEC) initiative launched by the University of Hawaii at Manoa. More than 160 universities -- including University of Hawaii -- competed nationwide for a total of five Engineering Research Centers to be awarded by the National Science Foundation. In August 1998, the University of Hawaii was notified by the National Science Foundation that it was one of the five winners. Charter industry members (including Aquasearch, Merck, Monsanto, Hoechst and Eastman Chemical) will have equal preferential rights to new products from microalgae developed by MarBEC. Aquasearch believes that it is the only charter member of MarBEC that has developed photobioreactor technology, which is likely to be required for the commercial exploitation of any new product from microalgae.


AUGUST 1, 1997 THROUGH JULY 31, 1998. The Company has experienced certain significant developments over the past twelve months.

     Aquasearch placed great emphasis in the past nine months on optimizing the Aquasearch Growth Module and its performance. The Company believes that it has made significant advances in several key areas of it's production technology during this period, including: (i) biology-based improvements;
(ii) advanced production procedures; (iii) significant increases in AGM size; and (iv) production automation advancements. These improvements resulted in a fifteen-fold increase in productivity (weight of Astaxanthin per unit of production capacity) and sustained operation for a nine-month period of the largest photobioreactor the Company has operated to date, and which the Company believes to be the largest photobioreactor in existence.

     During the past nine months the Company has increased the size of its largest AGM from 1,000 gallons to 4,000 gallons. The larger AGM is not only less costly, but requires less labor, operates for a longer period of time and has significantly greater productivity than the smaller version. The Company has conducted intensive engineering studies on an even larger model AGM of more than 7,000 gallons that has now been designed, and is slated for construction in the fall of 1998. Management anticipates replacing all production capacity with the new, very large AGMs in 1998, contingent on available capital. The Company believes that the use of these very large AGMs will increase current total production capacity by a factor of more than six with no increase in labor costs.

     Aquasearch began replacing its computer control system with state-of-the-art industrial process control in 1997. Improvements that are still underway have already reduced labor and hardware costs, and have provided significantly better quality control. The Company believes that its process control system is already greatly advanced compared to the standard in biology-based manufacturing. Aquasearch continues to develop certain proprietary process control software that it believes will provide a significant competitive advantage over other known systems.

     The Company introduced in late 1997 certain changes in nutrient media formulation, sterility procedures and other practices resulting from its research that have significantly enhanced productivity.

     In September 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited ("Inflazyme") to enter into a ten-year drug development and manufacturing agreement. Under the terms of the agreement, Aquasearch would produce large-scale research quantities of several thousand different microalgae in its AGM photobioreactors. Inflazyme would investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases. Aquasearch would receive cost-plus reimbursement of all its research costs (including dedicated physical facilities); potential milestone payments associated with steps in the U.S. Food and Drug Administration drug approval process; and royalties on future net product sales. The conversion of this Letter of Intent into a final Screeening and Drug Development Agreement has been delayed due to management changes within Inflazyme. Given the extended delay, there can be no assurances as to when or if a final agreement will be consummated.

     In July 1998, the holders of $2,805,000 aggregate principal amount of Convertible Notes exercised their option to convert their Notes into shares of Common Stock. The Company will issue 16,870,520 shares of Common Stock upon conversion of the outstanding principal and interest on the Convertible Notes. In addition, the Company will also issue 2,918,713 Warrants under the provisions of the Convertible Notes. The Warrants have an exercise price of $0.50 per share and term of three years. The financial statements as of July 31, 1998 reflect the conversion of the Convertible Notes into shares of Common Stock.

     The Company is currently in preliminary discussions with a major U.S. chemical company and major Japanese food/pharmaceutical company with respect to the development of certain human nutritional supplements or nutraceuticals. The Company is also in late-stage discussions with (i) a smaller U.S. distribution and extraction company with respect to the possible formation of a joint venture to commercialize microalgae in the nutraceutical and/or pharmaceutical markets and (ii) a possible strategic alliance with a U.S. biotechnology company for the purpose of developing a library of microalgae-derived compounds for pharmaceutical and/or agricultural biotechnology screening purposes. There can be no assurances as to when or if these discussions will lead to the execution of a letter of intent or final agreement, or whether the terms of such arrangements will be attractive to the Company.

     The Company has added three new members to its Scientific Advisory Board in early 1998, increasing its expertise in genetics and microbiology. Aquasearch has an active Scientific Advisory Board consisting of thirteen Ph.D.s with expertise in the fields of aquaculture, marine biology, fluid dynamics, and the chemistry, photobiology, physiology, genetics and mass culture of microalgae.

MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

     During the next twelve months, Aquasearch intends to focus its efforts on strengthening its intellectual property position, optimizing the performance of its proprietary AGM technology, expanding its production capacity, initiating a business in pharmaceutical drug development, and improving productivity through employee incentives.

- INTELLECTUAL PROPERTY: The Company is maintaining numerous international patent applications under the aegis of the Patent Cooperation Treaty, and contemplates new filings that will enhance its formal claims to intellectual property. At the same time, Aquasearch continues to develop certain trade secrets that management believes will enhance its intellectual property position.

- TECHNOLOGY IMPROVEMENT: Aquasearch intends to enlarge the size of its proprietary AGM from 4,000 to 7,000 gallons during 1998. Furthermore, the process control system is slated for hardware and software improvements, which the Company believes will reduce capital and labor costs and improve productivity.

- EXPANSION OF PRODUCTION CAPACITY: Aquasearch began construction in early 1998 to increase the size of its Keahole Point research and development/production facility from one acre to three acres. Construction is expected to be completed in November 1998, and is anticipated to augment its production capacity to approximately 25 kilograms per month (given existing pond finishing constraints). Pending further discussions with Cultor, the Company currently plans to develop a second site for large-scale astaxanthin production. It is currently contemplated that this second site would be larger than initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than 120 kilograms per month.

- PHARMACEUTICAL DRUG DEVELOPMENT: Aquasearch intends to pursue drug development agreements with several biotechnology and pharmaceutical companies. The Company believes that the consummation of such agreements will cover the significant portion of the Company's pharmaceutical research and development costs. The Company believes that additional personnel will need to be hired to perform such projects, but the Company intends to keep its current personnel entirely focused on astaxanthin-related science and technology. New personnel hired for drug development work will be dedicated entirely to those projects and will function as a separate team, which costs will be borne by strategic partners. The Company believes that additional laboratory facilities may also be required for drug development activities. The Company intends that costs for such dedicated facilities will be borne by strategic partners.

- EMPLOYEE INCENTIVES: At the outset of fiscal year 1998 Aquasearch implemented an incentive compensation program to award significant cash bonus incentives to all employees provided that the Company met certain quarterly production targets. Targets were planned that management believes would significantly advance the Company's research and production efforts. Under the incentive program, cash bonuses represented as much as a 25% increase in salary on a quarterly basis. The Company also awarded stock options to employees as a further incentive to increase productivity. Aquasearch believes that the implementation of it's incentive compensation program at the outset of fiscal 1998 was a significant factor in the Company's productivity gains in fiscal 1998.

     The Company expects to continue producing relatively small amounts of astaxanthin (less than six kilograms (dry weight) per month) until November 1998, when it expects to ship 25 kilograms (dry weight) to Cultor. The Company is currently satisfying Cultor's requirements for product testing, regulatory approvals and related developmental activities. The Company will focus in the next twelve months on continuing to improve yields and increasing the cost-effectiveness of its production.

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

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through July 31, 1998, the Company had an accumulated deficit of approximately $6.4 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it continues to expand its production facilities and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

     The Company is in the process of transitioning to a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems.

RESULTS OF OPERATIONS - COMPARISON OF QUARTERS AND NINE MONTHS ENDED JULY 31, 1997 AND 1998

     Revenues for the quarter ended July 31, 1998 were $ -0- compared with revenues of $146 for the quarter ended July 31, 1997. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement. The Company has also supplied test product to several other potential strategic partners that are investigating uses of astaxanthin in the fields other than animal feeds and animal nutrition.

     The Company's staff, in conjunction with consultants and representatives from Cultor, have designed certain improvements in hardware and procedures that are intended to improve production. The Company is implementing and will continue to implement these improvements as resources allow.

     Consistent with the Company's efforts to implement improvements in its production system, research and development costs increased by $167,800, or approximately 109%, during the quarter ended July 31, 1998 compared with the quarter ended July 31, 1997. These increases included additional compensation, and cost of automation improvements.

     General and administrative expenses decreased by $78,700, or approximately 26% during the quarter ended July 31, 1998 compared with the quarter ended July 31, 1997. The decrease in general and administrative expenses was primarily due to decreases in legal, insurance and consulting expenses.

     The Company incurred a net loss of $620,689 or $0.01 per share, for the quarter ended July 31, 1998 compared with a net loss of $449,632, or $0.01 per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased by $659,900 in the quarter ended July 31, 1998 from the prior period, resulting in a cash balance of $666,000 at July 31, 1998. Purchases of fixed assets of $446,900 were made during the quarter, primarily for cost of expansion and purchase of equipment, bringing the Company's net plant and equipment assets to $1,185,500 and total assets to $2,034,800.

     The Company currently estimates that it will require between $2.0 million and $2.5 million in operating capital over the next twelve months after planned capital expenditures. In addition, the Company will require approximately $1.0 million in funding during the remainder of fiscal 1998. The Company may require up to an additional $5.0 million over the next twelve months to fund construction of an additional production facility if Cultor and Aquasearch enter into either a joint venture or other relationship to produce astaxanthin on a large-scale (assuming that Cultor does not provide any portion of the financing for this project). The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Risk Factors--Substantial Near-Term Capital
Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial
Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1997 Form 10-KSB.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 13, 1998, Cyanotech Corporation ("Cyanotech") filed a complaint (the "Complaint") in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK) against the Company. In the Complaint, Cyanotech seeks declaratory judgment of noninfringement of the Company's U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent; and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech's use of closed system technology may violate the 5,541,056 patent and constitute misappropriation of trade secrets. The Company does not believe that Cyanotech's claims are meritorious. However, the Company may be required to dedicate significant management time and incur significant legal fees and expenses to pursue this action, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in this action, a declaration of invalidity of the 5,541,056 Patent could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners.

     On September 11, 1998, the Company filed a counter complaint to Cyanotech's complaint, alleging patent infringement; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech.

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended July 31, 1998, the Company issued $1,625,000 aggregate principal amount of one-year Convertible Notes bearing interest at 10% per annum. The holders of the Convertible Notes have an option to convert their Convertible Notes into the Company's Common Stock. The Noteholders also received Warrants to purchase shares of the Company's
Common Stock. As of July 31, 1998, the holders of these and previously issued Convertible Notes (amounting to $2,805,000 aggregate principal amount) exercised their option to convert their Convertible Notes into shares of Common Stock. The Company will issue 16,870,520 shares of Common Stock upon conversion of the outstanding principal and interest in the Convertible
Notes. Company will also issue 2,918,713 Warrants under the provisions of the Convertible Notes. The Warrants have an exercise price of $0.50 per share and a term of three years. The financial statements as of July 31, 1998. reflect the conversion of all of the outstanding Convertible Notes into shares of Common Stock. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.


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

                                        AQUASEARCH, INC.

Dated: September 14, 1998               By:  /s/ Mark E. Huntley
                                         --------------------------------------
                                         Mark E. Huntley, Ph.D.
                                         President and Chief Executive Officer