Form 10KSB
period 1998-10-31
AQUASEARCH INC
filed 1999-01-29
CIK 837490

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

(x)           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR                      COMMISSION FILE
         ENDED OCTOBER 31, 1998                   NUMBER 33-23460-LA


                                   AQUASEARCH, INC.
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No  [    ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Registrant's revenues for its most recent fiscal year:  $ -- 0 --

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1998, was $13,027,162.

     The number of shares outstanding of each of issuer's classes of common equity, as of October 31, 1998, was 68,564,013 shares of Common Stock, $0.0001 par value.

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


ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Aquasearch, Inc. is a development stage company that develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor known as the Aquasearch Growth Module (the "AGM").

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

     The Company believes that the principal impediment to commercializing microalgae is the lack of large-scale cultivation technology. Other microbes, such as bacteria and fungi, are cultivated in large, closed-system "bioreactors." The products manufactured in this way are the basis of both the pharmaceutical and brewing industries, for example.

     Bioreactors are closed to avoid contamination by unwanted species. Bioreactors are controlled because every microbe prefers certain environmental conditions, such as temperature, to grow optimally.

     Bacteria and fungi grow in the dark. Bioreactors, therefore, are dark. Microalgae, however, are green plants: they require light. Microalgae cannot grow in bioreactors. They must be grown in "photobioreactors" -- closed, controlled cultivation chambers into which light can penetrate.

     Commercial bioreactors for cultivating bacteria and fungi are large. The size of industrial bioreactors is typically in the range of 1,000 to 20,000 gallons. The Company believes that photobioreactors will have to be more than 1,000 gallons in capacity to be of commercial value but, according to recent technology surveys by experts, most photobioreactors now in use around the world are less than 100 gallons in size.

     THE AQUASEARCH GROWTH MODULE

     Aquasearch believes it has developed the largest commercial-scale photobioreactor known. The Company has for the past year routinely -- and simultaneously -- operated more than ten AGMs ranging in size from 1,000 to 4,000 gallons. Subsequent tothe close of the 1998 fiscal year, the Company began operating AGMs with 7,000 gallon capacity.

     Aquasearch has spent more than $2.0 million over the last two years on research and development of its AGM technology. The Company believes that it has made several significant and proprietary advances in several key areas of its production technology, including: (i) biology-based improvements; (ii) advanced production procedures; (iii) significant increases in AGM size; and
(iv) production automation advancements. During the 1998 fiscal year, the Company increased the size of its largest AGM from 1,000 gallons to 4,000 gallons. Following the close of the 1998 fiscal year, the Company further increased the capacity of its AGMs to 7,000 gallons. The larger AGM is not only less costly, but requires less labor, operates for a longer period of time and has significantly greater productivity than the smaller version. Management anticipates replacing all production capacity with the new 7,000 gallon AGMs in early 1999, contingent on available capital. The Company believes that the use of these very large AGMs will increase current total production capacity by a factor of more than six with no increase in labor costs.

     Aquasearch began replacing its computer control system with state-of-the-art industrial process control in late 1997. Improvements that are still underway have already reduced labor and hardware costs, and have provided significantly better quality control. The Company believes that its process control system is already greatly advanced compared to the standard in biology-based manufacturing. Aquasearch continues to develop certain proprietary process control software that it believes will provide a significant competitive advantage over other known systems.

     The Company introduced in late 1997 certain changes in nutrient media formulation, sterility procedures and other practices resulting from its research that have significantly enhanced productivity.

     Aquasearch believes that the AGM offers significant technical and economic advantages compared with the open pond systems currently used by certain competitors. These advantages include increased yields and the ability to economically cultivate hundreds of microalgal species at commercial scale that cannot be produced in competitive microalgae cultivation systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that the AGM compares favorably with other known closed systems with respect to both capital and operating costs, primarily due to the large size of the AGM.

     Aquasearch believes that its current AGM technology can be used to cultivate hundreds of species of microalgae for commercial purposes. Notwithstanding these perceived advantages of the Company's technology, the production of various species of microalgae on a commercial scale involves various risks and uncertainties.

     ASTAXANTHIN

     Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from HAEMATOCOCCUS PLUVIALIS, a freshwater microalga. The primary market for astaxanthin currently is aquaculture. According to industry sources, the global aquaculture market steadily doubled in value from $13 billion in 1985 to $26 billion in 1990, and is projected to grow to more than $50 billion by the year 2000. Industry sources indicate that farmed salmon and shrimp (the fastest and fourth fastest growing aquaculture products) will account for more than half the total value of world aquaculture production by the year 2000. Free swimming salmon and shrimp acquire pink flesh from natural astaxanthin contained in microalgae and other species ingested in the wild. Farmed salmon and shrimp, however, currently acquire pink flesh only from the addition of synthetic astaxanthin (or a less effective substitute product) to their feed. (Recent feeding trials also have demonstrated that astaxanthin is an important nutritional component to the proper development and growth of farmed salmon and trout.) The world market for astaxanthin in aquaculture was estimated to be approximately $175 million in 1998, and continued growth is expected.

     Aquasearch believes it is one of the first companies to produce commercial quantities of natural astaxanthin from microalgae. The world market for astaxanthin is currently dominated by a single producer, Hoffman-LaRoche, Inc. ("Hoffman-LaRoche"), which has maintained the market price of its synthetic astaxanthin product (which is derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. Products incorporating Aquasearch's natural astaxanthin product (such as Cultor's Aquaxan-Registered Trademark-product) will compete directly with Hoffman-LaRoche's synthetic astaxanthin product. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of products incorporating Aquasearch's natural astaxanthin product.

     In May 1996, Aquasearch entered into a three-year exclusive Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which Aquasearch will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Cultor is a $2 billion Finnish food conglomerate that is a leading worldwide producer of animal feed and animal nutrition products. Aquasearch estimates that Cultor and its affiliated companies currently utilize approximately $30 million of synthetic astaxanthin per year in feed products for the aquaculture and livestock industries. Astaxanthin is currently used in poultry feed to impart a more reddish hue to egg yolks. Research indicates that astaxanthin may have additional benefits with respect to fertility, weight gain and feed efficiency in broiler chickens and layer hens.

     PHARMACEUTICALS

     Most pharmaceutical products developed to date have been derived from the 20,000 species of land-based plants. Aquasearch believes that the 30,000 estimated species of microalgae represent a comparable -- but as yet untapped -- source of pharmaceutical products. The Company is aware of several compounds, isolated from microalgae, that have demonstrated activity against certain diseases in pre-clinical trials. However, despite the likelihood of new drug discoveries among the microalgae, the Company believes that the pharmaceutical industry has largely ignored the microalgae because commercial scale production technology, such as the AGM, has been unavailable to produce the amounts required.

     Aquasearch believes that the discovery and manufacture of pharmaceuticals from microalgae is potentially a large market. According to industry experts, pharmaceutical companies are now under intense pressure to fill their development pipelines with new drug candidates. Aquasearch believes that this pressure, in combination with new screening techniques based on genomics, is already causing the pharmaceutical industry to broaden its search for new drugs. The wider and more intensive search for new drug candidates, Aquasearch believes, will put microalgae high on the list of unexplored but potentially valuable sources.

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

     In December 1998, shortly after the close of the 1998 fiscal year, Aquasearch entered into a drug discovery agreement with Enzymed, Inc., a U.S.-based, privately-held biotechnology company. Enzymed uses its proprietary technology, "Combinatorial Biocatalysis," for lead optimization of promising new drug candidates, under contract to a variety of major pharmaceutical companies, including Merck, Hoffman LaRoche, and Novartis. Under the terms of the agreement with Aquasearch, Enzymed will generate a large number of novel compounds based upon the starting materials found originally in microalgae and provided by Aquasearch. Both companies will share in the potential revenues from the commercialization of the resulting compound libraries, including access fees, licensing fees, milestone payments, royalties and commercial sales.

     The Company is currently in preliminary discussions with a major U.S. chemical company and a major Japanese food/pharmaceutical company with respect to the development of certain human nutritional supplements or nutraceuticals. The Company is also in late-stage discussions with a French pharmaceutical company with respect to the possible formation of a joint venture to commercialize microalgae in the nutraceutical and pharmaceutical markets. There can be no assurances as to when or if these discussions will lead to the execution of a letter of intent or final agreement, or whether the terms of such arrangements will be attractive to the Company. The Company's development of pharmaceutical products from microalgae involves many significant risks and uncertainties.

INDUSTRY BACKGROUND

     Microalgae have the following properties that make their commercial production attractive:

     (i) microalgae naturally produce a vast array of natural compounds: many different and unusual fats, sugars, proteins, amino acids, vitamins, enzymes, pigments and other bioactive compounds;

     (ii) microalgae grow ten times faster than sugar cane, the fastest growing land-based crop, which makes it possible to harvest new crops every two to three days utilizing optimal culture and processing technologies;

     (iii) ease of processing: microalgae have a uniform cell structure with no bark, stems, branches or leaves which permits easier extraction of products and higher utilization of cells and makes it practical to manipulate and control growing conditions in order to optimize particular cell characteristics; and

     (iv) the raw materials required for microalgae growth are abundant and include sunlight, carbon dioxide and nitrogen.

     Existing and potential commercial applications for microalgae include animal and human nutrition, natural food colorings, cosmetics ingredients and colorings, diagnostic products, pharmaceuticals, research grade chemicals and pigments and dyes. The largest volume of microalgae products produced today are algae used as human food and nutritional supplements. These include forms of SPIRULINA SPP., CHLORELLA SPP., lake grown blue green algae (APHANIZOMENON FLOS-AQUAE) and natural beta carotene from DUNALIELLA SALINA. These microalgae food supplements contain varying degrees of highly absorbable sources of phytonutrients including mixed carotenoids, B vitamins, GLA, protein and essential amino acids. Emerging commercial applications for microalgae include products for drug design, pharmaceuticals and diagnostics. One company has developed an infant formula ingredient from microbial oils enriched with microbial fatty acid components derived from microalgae and fungi that may be linked to the development and function of the brain and retina.

     Although many potentially valuable compounds have been identified in microalgae, until recently there was no technology to provide for cost effective production of multiple species of photosynthetic microalgae in commercial quantities. To the Company's knowledge, and with the exception of the infant formula product, substantially all other commercial quantities of microalgae products are currently produced in open pond environments with microalgae species that thrive in harsh environments which eliminate or neutralize competing species, predators and contaminants. These few species, such as SPIRULINA SPP., CHLORELLA SPP., and DUNALIELLA SALINA require a medium for growth characterized by either an extremely high salinity or pH or another chemistry that is hostile to most competing species, predators and contaminants. Accordingly, the problem of contamination is drastically reduced in such abnormal environments, as is the number of microalgae species that can be produced.

     Commercial cultivation of the other three principal groups of microbes -- bacteria, yeast and fungi -- is currently accomplished in closed, controlled bioreactors (fermentors), and provides the basis for multi-billion dollar industries (such as pharmaceuticals) based on natural products produced by these microbes. The Company believes that microalgae are the only major group of microbes that are not currently widely cultivated in closed, controlled cultivation systems and that such closed systems are essential for commercial exploitation of the estimated 30,000 species of microalgae.

THE AQUASEARCH SOLUTION

     Aquasearch has designed, developed and implemented proprietary production technologies, systems and processes that provide a controlled environment for the principal conditions required to optimize and maintain microalgae growth. This technology includes the AGM, which is a closed-system photosynthetic bioreactor that utilizes computer-controlled equipment to monitor and adjust the turbulence rate, pH, gas exchange, temperature and nutrient levels within the AGM to optimize microalgae growth rates. To date, the AGM has produced at least a doubling of growth rate in tested species compared with conventional open pond technology. Equally important, the AGM is a closed, sterile, controlled, photosynthetic system that protects the cultured microalgae species from the bacteria and other microbial contaminants that frequently destroy them in conventional open pond systems.

     As a result, the AGM enables the continuous growth and harvesting of microalgae for periods of up to six months without re-inoculation, thus enabling a semi-batch continuous production cycle. The specific processes and controlled conditions are designed to meet the unique requirements of each microalgae species. To date, Aquasearch has conducted experiments on five different microalgae species, each with significantly different optimal growth environments. In each case, the AGM has provided a stable environment that fostered sustained continuous growth. Based on these preliminary studies, the Company believes that the AGM can be used to cultivate hundreds of species of microalgae.

     The Company has also designed, developed and implemented proprietary harvesting technologies, systems and processes for the production of microalgae that it believes provide significant competitive advantages over traditional microalgae production techniques.

     Aquasearch believes that the capital cost of operating the AGM compares favorably with other known closed cultivation systems, thus reducing the Company's costs of production and potentially expanding the number of microalgae species that can be commercially exploited.

     Notwithstanding these perceived advantages of the Company's technology, the production of certain species of microalgae on a commercial scale involves many significant technical challenges, some of which may never have been faced before.

     The Company believes that the location of its business in Hawaii and, in particular, the location of its research and development and production facility in the Hawaii Ocean Science and Technology ("HOST") Business Park at Keahole Point, Kailua-Kona, Hawaii is an important competitive advantage. The combination of various factors at this facility -- consistent warm temperatures; abundant sunlight; low rainfall; access to HOST Business Park scientific equipment, personnel and facilities; tax incentives; and the provision of cold, clean seawater -- makes this a favorable location to demonstrate the production economics of various species of microalgae. The Company believes that, in contrast to its facility (and others in the HOST Business Park), other microalgae production facilities located in areas lacking these characteristics are likely to be subject to significantly higher costs of production and fewer production days per year.

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

     However, because of the significant construction costs associated with the rough lava of the HOST Business Park, the Company believes that large commercial scale production of fresh water microalgal species, including HAEMATOCOCCUS PLUVIALIS (the species from which the Company currently derives astaxanthin), may be undertaken more economically at other similar high sunlight, low rainfall locations in the Hawaiian Islands. In this regard, the Company believes that the availability of large tracts of land in Hawaii with moderate temperatures, high sunlight, low rainfall, easy access to fresh water, cooling sea water and power, a favorable business environment, and proximity to the renowned marine biotechnology expertise of the University of Hawaii make the Hawaiian Islands one of the most advantageous and economical locations in the world to cultivate microalgae on a commercial scale.

     The concentration of the Company's existing and planned research and development facilities and production facilities in the HOST Business Park (as well as any other potential production sites in the Hawaiian Islands) involves various risks and uncertainties relating to potential natural disasters such as volcanic eruptions, earthquakes, tidal waves, hurricanes and related matters indigenous to Hawaii.

AQUASEARCH'S STRATEGY

     The Company's objective is to become the leader in cost-effective cultivation technology to produce natural commercial products from microalgae. The Company's strategies to achieve this goal may be summarized as follows:

     -     BUILD SIGNIFICANT MARKET SHARE IN THE ASTAXANTHIN MARKET.
           Aquasearch intends to build upon its position as one of the first producers of commercial quantities of natural astaxanthin from microalgae. Through its collaboration with Cultor, Aquasearch's products will gain faster access to the world market than would have been possible if Aquasearch had attempted to build its own marketing and distribution channel. The Company believes that the combination of its microalgae cultivation technology and expertise with Cultor's animal feed and animal nutrition research and development capabilities and worldwide sales, marketing and distribution network is an important competitive advantage. Aquasearch plans to independently develop and/or collaborate with Cultor and other corporate partners with respect to the development of additional applications for its natural astaxanthin product.

     - CONTINUALLY IMPROVE AND ENHANCE ITS CORE PLATFORM TECHNOLOGY. Aquasearch has developed proprietary, cost effective microalgae cultivation and harvesting technologies and processes that it believes provide it with a significant competitive advantage over other known cultivation technologies. Aquasearch plans to continue to improve upon its AGM technology and other technologies in order to improve yields of natural astaxanthin from HAEMATOCOCCUS PLUVIALIS and to develop additional products from other microalgae species.

     - DEVELOP OTHER COMMERCIAL PIGMENTS. Aquasearch plans to undertake additional research and development of potential commercial pigments from other species of microalgae. In particular, Aquasearch plans to determine whether canthaxanthin, another carotenoid pigment, can be derived cost-effectively from microalgae in commercial quantities. Synthetic canthaxanthin is currently used in cakes, candy, soda and processed meats. The Company believes that the world market for synthetic canthaxanthin is in excess of $200 million per year.

     - EXPAND STRATEGIC ALLIANCES. Aquasearch intends to strengthen existing and develop new relationships with companies interested in commercializing microalgae products. In particular, Aquasearch is targeting potential partners that have greater research and development, scientific, technical, financial, marketing, sales and/or distribution resources than Aquasearch. The Company's primary objective in expanding relationships with these companies is to gain visibility into their product requirements in order further develop Aquasearch's technology and expand the markets for its existing and potential products.

     - DEVELOP PHARMACEUTICALS, COSMETICS AND OTHER APPLICATIONS. Aquasearch currently plans to conduct research and development of potential pharmaceutical, cosmetics and other applications from microalgae. Aquasearch intends to identify such potentially marketable compounds through the efforts of its existing technical staff, its Scientific Advisory Board and the Marine Bioproducts Engineering Center (MarBEC) at University of Hawaii. MarBEC, funded at the rate of approximately $4 million per year for the next five years (and possibly for the next ten years) by the U.S. National Science Foundation and the State of Hawaii, is focused primarily on the development of new commercial products from microalgae, and is strongly supported by global industry partners. Aquasearch is a founding member of MarBEC, and expects to benefit significantly from highly leveraged research and development. Aquasearch also relies on expertise derived through its relationship with other the scientific institutes and universities (such as Scripps Institute of Oceanography, University of California, San Diego and the University of Southern Mississippi) at which members of the Company's Scientific Advisory Board are conducting teaching and research activities.

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

     AQUACULTURE. Astaxanthin is the red pigment that occurs in the natural diets of a number of marine species (including, for example, salmon, shrimp, carp, trout, red sea bream, ornamental fish, lobsters and crabs) which provides the red coloring in their flesh or shells. In nature, astaxanthin, like other marine pigments, is produced only by microalgae and is then passed up the food chain. Farmed salmon, trout and shrimp do not obtain astaxanthin in non-pigmented commercial fish feed. The resulting salmon, trout and shrimp taste the same as pink salmon, trout and shrimp, but, due to consumer preference, fetch about half the price. (Industry studies have demonstrated that color is the most significant factor influencing consumer salmon purchases.) For this reason, fish farmers have an important incentive to add astaxanthin (in synthetic or natural form) or an alternative product into their fish feed in order to increase the value of their produce. In addition, recent feeding trials have demonstrated that astaxanthin is an important nutritional component to the proper development and growth of farmed salmon and trout.

     The aquaculture market for synthetic astaxanthin is currently estimated to be approximately $175 million per annum, and continued growth is expected. This market is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of synthetic astaxanthin at about $2,500 per kilogram for more than a decade. Aquasearch has entered into an exclusive distribution and development agreement with Cultor with respect to the production and distribution of Aquasearch's natural astaxanthin product derived from HAEMATOCOCCUS PLUVIALIS. Cultor owns Ewos, a Finnish company with production facilities worldwide, which Aquasearch believes currently sells approximately one-third of the world's salmon feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests conducted by Cultor. Cultor's natural feed additive, Aquaxan-Registered Trademark-, which will contain Aquasearch's natural astaxanthin, will compete directly with Hoffman-LaRoche's synthetic astaxanthin product in the aquaculture feed market. There can be no assurance that the market price of synthetic astaxanthin will be maintained at historical levels or what effect this may have on the market price of Aquasearch's natural astaxanthin product.

     POULTRY FEED. The amount of natural pigments ingested in the diet determines the hue of the egg yolks produced by poultry. For many years, poultry producers have added synthetic canthaxanthin -- a closely related pigment to astaxanthin -- and other natural pigments (such as marigolds) to livestock feeds in order to satisfy consumer preferences for various colored egg yolks. Recent legislation in Sweden, however, requires that all colorants added to animal feeds be derived from natural sources. This legislation prompted Svenska Foder, the largest poultry feed producer in Sweden (and a subsidiary of Cultor prior to December 1996), to seek out Aquasearch to provide natural astaxanthin as an alternative colorant for poultry feed. Aquasearch's natural astaxanthin product has compared favorably with synthetic astaxanthin in tests performed by Svenska Foder. In addition, recently published studies by Svenska Foder suggest that astaxanthin may have additional benefits with respect to fertility, weight gain and feed efficiency in broiler chickens and layer hens. In December 1996, Cultor sold its majority interest in Svenska Foder to KKR, a Danish animal feeds company. In connection with this sale, Cultor acquired all of Svenska Foder's rights under the Svenska Foder Supply Agreement.

     OTHER POTENTIAL APPLICATIONS. Aquasearch intends to explore, independently and jointly with its corporate partners, additional applications of natural astaxanthin in the field of animal feed and animal nutrition and in other fields, such as human nutrition and food coloring. The Company believes that the potential market for astaxanthin in human health and nutrition is large. No assurance can be given that Aquasearch or any of its corporate partners will be successful in developing additional commercial applications for the Company's natural astaxanthin product. Aquasearch is also seeking an arrangement with Cultor whereby it might be released from exclusivity so that the Company might market directly to other consumers of astaxanthin in the fish feed business.

     POTENTIAL PRODUCTS

     PHARMACEUTICALS. Most pharmaceutical products developed to date have been derived from land-based plants, and the biodiversity of microalgae is comparable to that of land-based plants. Aquasearch is aware of at least one company, Martek Biosciences Corporation, that has collaborated with Merck & Co. and others to develop pharmaceuticals from microalgae. Aquasearch is also aware that certain compounds derived from microalgae enhanced the production of an anti-cancer drug that is now in Phase II clinical trials. The Company believes that many pharmaceutical and biotechnology companies will be interested to collaborate with Aquasearch to develop new drugs from microalgae. The Company believes this interest exists especially because of the AGM technology, which Aquasearch views as unique in its ability to provide the large quantities of pure material required for research, development and manufacture of drugs from microalgae. Aquasearch does not currently have the expertise to develop and commercialize pharmaceutical products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. The Company's development of pharmaceutical products from microalgae involves many significant risks and uncertainties.

     OTHER PIGMENTS FROM MICROALGAE. Using its AGM technology, Aquasearch has the capability of cultivating additional microalgae species rich in pigments. Microalgae contain the entire spectrum of colors found in aquatic environments, including more than 1,000 specific pigments. These pigments may be useful in other feeds for the aquaculture and animal feed markets. In addition, the Company believes that natural pigments found in microalgae can be substituted for synthetic pigments currently used in the food processing industry. For example, canthaxanthin is used widely in the food industry today for colorings in cakes, candy, soda and processed meats. The Company believes that the worldwide market for synthetic canthaxanthin is currently in excess of $200 million. Aquasearch is aware of a number of microalgae species that contain a high percentage of canthaxanthin. Similarly, there is a growing demand for natural pigments in cosmetics, skin and hair care products that could be derived from microalgae species. Aquasearch believes it has the technical expertise to identify microalgae species that produce pigments that could be useful in the food processing, cosmetics and consumer products industries, among others. The Company believes that the combined worldwide market for canthaxanthin and three other pigments currently being evaluated by the Company is in excess of $1 billion. The Company's development of additional microalgae pigmentation products involves many significant risks and uncertainties.

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

     COSMETICS. Aquasearch believes that microalgae contain several significant features of importance to the cosmetics industry. First, the natural colors that occur in microalgae can be used directly as coloring agents in cosmetics. Second, many species of microalgae possess light blocking compounds that regulate the amount of ultraviolet and other wavelengths they absorb and have potential applications in sunscreens and other products containing sun blocking agents. Last, bioactive agents derived from microalgae may be useful as cosmetics themselves. For example, Aquasearch is aware that an extract from a marine organism is an active ingredient in a wrinkle-reducing skin cream marketed by Estee Lauder. This product currently generates more than $1 million a year in royalties to its developer. Aquasearch believes that the market for cosmetics derived from microalgae is a potentially large market. Aquasearch does not currently have the expertise to develop and commercialize cosmetics products on its own. Aquasearch's strategy will be to establish the AGM as a core technology for the cultivation of commercial quantities of microalgae and to seek collaborative research and development and marketing, sales and distribution relationships with established cosmetics and consumer goods companies in order to develop and commercialize potential microalgae cosmetics products. The Company's development of microalgae cosmetics products involves many significant risks and uncertainties.

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

     The Cultor Distribution and Development Agreement originally called for production targets of 40 kilograms per month by September 1997 and 120 kilograms per month by September 1998. By mutual agreement, the initial Aquasearch production targets were each extended one year and, in addition, the focus of both parties' development efforts were shifted from achieving monthly production targets to achieving long-term production economics. Since the Cultor Distribution and Development Agreement was signed, Cultor has devoted substantial resources to developing its Aquaxan-Registered Trademark- animal feed and animal nutrition product (which incorporates Aquasearch's natural astaxanthin), including conducting extensive product formulation research and feeding trials. During the past several quarters, the Company has achieved and sustained significant improvements in virtually every phase of its production process. As a result of these developments, the Company is expanding its existing one-acre facility to a three-acre facility and increasing its production capacity. Based on the current production rate of existing AGMs, the Company estimates that the expanded facility could produce more than 80 kilograms of astaxanthin per month if sufficient space were available for finishing ponds. However, since space for finishing ponds at the Keahole Point site is constrained, the Company (with Cultor's approval) expects to limit astaxanthin production to approximately 20 kilograms per month at the expanded site. The extra module capacity at the expanded site will be used for further optimization of the astaxanthin production process and the development-up of new microalgal products.

     Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would license certain technology to the new company to make, use and sell natural astaxanthin derived from microalgae within the field of animal feed and animal nutrition only and will retain the right to make, use and sell natural astaxanthin derived from microalgae in all fields other than animal feed and nutrition as well as the right to make, use and sell any microalgae products other than natural astaxanthin in all fields, including the field of animal feed and animal nutrition. In the event that Cultor exercises its option to create a joint venture, Aquasearch would contribute a ten-acre natural astaxanthin production facility to be constructed at a later date in return for a 50% stake in the new company and Cultor would contribute cash equal to the appraised value of Aquasearch's production facility in return for a 50% stake. In addition, Cultor has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula specified in the Cultor Disribution and Development Agreement.

     In view of the recent advancements achieved in astaxanthin production, and pending further discussions with Cultor (or other potential partners, provided Aquasearch can be released from its exclusivity with Cultor), Aquasearch currently plans to develop a second site for large-scale astaxanthin production that would be larger than the ten-acre site initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than 120 kilograms per month. There is currently no agreement between Aquasearch and Cultor as to if, or when, a second site would be constructed, what the size, location or production capacity of such a site would be, or how the construction or scale-up of this facility would be financed. There can be no assurances that Aquasearch and Cultor will reach an agreement regarding the development, timing, location or financing of a second site, whether the Cultor Distribution and Development Agreement would need to be amended or terminated to accommodate these plans, or whether Cultor would have any role in connection with this project. The expansion of the

Keahole Point site and the construction and scale-up of any additional production site will involve various risks and uncertainties.

     OTHER MICROALGAE SPECIES

     In addition to HAEMATOCOCCUS PLUVIALIS, the Company has used its AGM technology to successfully culture the following species of microalgae:
CHLORELLA SOROKINIENSIS, LYNGBYA LAGERHEIMIL, SPIRULINA PLATENSIS and HAEMATOCOCCUS LACUSTRIS. Commercial production of additional species of microalgae will require the development of custom processes to create optimal conditions for the cultivation and harvesting of each species. Based on preliminary studies, Aquasearch believes that the fundamental aspects of the technology used to produce HAEMATOCOCCUS PLUVIALIS will be directly applicable to the production of hundreds of other species of microalgae and that principal variations are likely to occur in the modification of harvesting processes rather than adaptation of the AGM.

MARKETING AND SALES

     Aquasearch's primary business strategy is to continue development of its platform technology and to establish its expertise and reputation as a cost effective developer and manufacturer of high value microalgae products. The Company presently plans to develop strategic research and development, sales and marketing and distribution arrangements with established companies that have significant market shares in the fields in which Aquasearch intends to develop and sell products. The Company believes that this approach reduces the time to market for its products and increases the likelihood of market acceptance for its products. Alternatively, Aquasearch does not believe that acquiring or developing the legal, regulatory, sales and marketing expertise necessary to compete with established vertically integrated companies with significant market shares is likely to yield the best return on investment for the Company or its shareholders. In general, Aquasearch intends to follow substantially the same strategy with respect to the development, marketing and sale of future products that it followed in connection with the development, marketing and sale of its natural astaxanthin product; namely, to identify potential corporate partners already familiar with the potential product as part of their own research and development efforts and to enter into strategic development agreements to manufacture value-added products to the specifications of these corporate partners. Once new products are in production, the Company may create one or more separate operating companies with licenses to use the technology solely for the specific microalgae species and end use.

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

     The Cultor Distribution and Development Agreement initially provided that from and after September 24, 1997 the target production requirement for the Company and the target purchase requirement for Cultor would be 40 kilograms of natural astaxanthin per month, and that the target production requirement for the Company and the target purchase requirement for Cultor from and after September 24, 1998 would be 120 kilograms of natural astaxanthin per month; however, the Company and Cultor recently agreed to extend the term of the Cultor Distribution and Development Agreement by one year and to amend the production targets to be 40 kilograms per month at the end of the second year (September
1998) and 120 kilograms per month at the end of the third year (September 1999). By mutual agreement, the initial Aquasearch production targets were each extended one year and, in addition, the focus of both parties' development efforts were shifted from achieving monthly production targets to achieving long-term production economics. Since the Cultor Distribution and Development Agreement was signed, Cultor has devoted substantial resources to developing its Aquaxan-Registered Trademark- animal feed and animal nutrition product (which incorporates Aquasearch's natural astaxanthin), including conducting extensive product formulation research and feeding trials. During the past several quarters, the Company has achieved and sustained significant improvements in virtually every phase of its production process. As a result of these developments, the Company is expanding its existing one-acre facility to a three-acre facility and increasing its production capacity. Based on the current production rate of existing AGMs, the Company estimates that the expanded facility could produce more than 80 kilograms of astaxanthin per month if sufficient space were available for finishing ponds. However, because space for finishing ponds at the Keahole Point site is constrained, the Company (with Cultor's approval) expects to limit astaxanthin production to approximately 20 kilograms per month at the expanded site. The extra module capacity at the expanded site will be used for further optimization of the astaxanthin production process and the development and scale-up of new microalgal products.

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

     The Cultor Distribution and Development Agreement provides that Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. The original arrangement called for Aquasearch to contribute a production site to the joint venture for its 50% share of the joint venture company and Cultor to contribute cash equivalent to the value of that production site for its 50% share of the joint venture. Pursuant to this arrangement, Aquasearch would contribute a natural astaxanthin production facility to be constructed in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the Aquasearch production facility in return for its 50% stake. Under the Agreement,

Cultor also has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. The formula provides that the purchase price for the additional shares to be acquired by Cultor from Aquasearch will equal the greater of (i) $1 million, (ii) half of the current replacement value of the astaxanthin production facilities initially contributed by Aquasearch or (iii) an amount equal to X multiplied by Y; where "X" equals the difference between the Transfer Price and the Aquasearch Production Costs for the six-month period commencing on November 1, 1999 and ending on April 30, 2000 and "Y" equals six (or, in other words, an amount equal to twelve times annual profit in the third year of the contract).

     Because of recent advancements in astaxanthin production capability, the Company, subject to Cultor's approval, plans to develop a second site for large-scale astaxanthin production. It is currently contemplated that this second site would be larger than the production site initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than the 120 kilograms per month. There is currently no written agreement between Aquasearch and Cultor as to if, or when, a second site will be constructed, or what the size or production capacity of such a site will be. There can be no assurances that Aquasearch and Cultor will reach an agreement regarding the development or timing of a second site, or whether the Cultor Distribution and Development Agreement will need to be amended to accommodate the construction of a larger site with greater production capacity. The expansion of the Keahole Point site and the construction and scale-up of any additional production site will involve various risks and uncertainties.

     Under the Cultor Distribution and Development Agreement, Aquasearch will license certain technology to the new company to make, use and sell natural astaxanthin within the field of animal feed and animal nutrition only and will retain the right (i) to make, use and sell natural astaxanthin in all fields other than animal feed and nutrition and (ii) to make, use and sell any microalgae products other than natural astaxanthin in all fields, including the field of animal feed and animal nutrition. The Agreement contains detailed provisions regarding the financing and management of the new company, procedures for resolving deadlocks between the parties, mechanisms governing the buy-out of one party by the other, covenants mandating the distribution of 40% of the annual profits of the new company to its shareholders and establishing royalty rates under a marketing agreement that may be entered into between the new company and Cultor, provisions restricting the transfer of ownership interests by Aquasearch and Cultor and providing for rights of first refusal and registration rights, termination provisions and detailed provisions governing the allocation of intellectual property rights upon termination.

     In connection with the execution of the Cultor Distribution and Development Agreement, Cultor and Aquasearch also entered into a Stock Subscription Agreement pursuant to which Cultor purchased 400,000 shares of Aquasearch Common Stock at a purchase price of $0.50 per share.

     The Company believes that the Cultor Distribution and Development Agreement is beneficial to the Company in the following ways. First, the arrangement will substantially reduces the time to market for the Company's natural astaxanthin product because Cultor, at its own expense, will be responsible for obtaining all regulatory approvals and promoting and selling the product. Second, by establishing an exclusive arrangement with Cultor (along with its affiliated entities, the second largest consumer of synthetic astaxanthin in the world), the Company believes it has established an additional barrier to entry to potential competitors. Third, the Company retains all of its intellectual property rights to develop applications for astaxanthin outside the field of animal feed and animal nutrition and will obtain an exclusive license to use all microalgae technology developed by the new company, if any. Fourth, the Company believes that the collaboration with Cultor to develop the market for astaxanthin in animal feed and nutrition will enhance the Company's reputation in the industry and stimulate additional research and development with respect to microalgae products other than astaxanthin. The Company's obligations and performance under the Cultor Distribution and Development Agreement and the potential formation of a new joint venture company with Cultor involve various risks and uncertainties. In addition, in order to meet the production targets under the Cultor Distribution and Development Agreement, Aquasearch must significantly expand and improve its production facilities and processes which will involve various risks and uncertainties.

     Notwithstanding the foregoing, if the Company is unable to develop any commercial uses for natural astaxanthin outside of the field of animal feed and animal nutrition and if the Company is unable to develop, cultivate and sell microalgae products other than astaxanthin, then the Company and its shareholders will have sold the Company's sole product and source of revenues to Cultor for the purchase price set forth in the Cultor Distribution and Development Agreement. The Company believes that its ability to develop additional uses for astaxanthin outside of the field of animal feed and nutrition and its ability to develop microalgae products other than astaxanthin will be significantly enhanced by its collaboration with Cultor in developing the astaxanthin market for animal feed and animal nutrition.

COMPETITION

     The Company's natural astaxanthin product will compete directly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than Aquasearch as well as a worldwide reputation and a dominant market share. In addition, at least two companies, Astacarotene AB ("Astacarotene") and Cyanotech Corporation ("Cyanotech"), have either announced plans to produce natural astaxanthin from microalgae or are producing significant quantities for test and commercial purposes. In particular, Cyanotech has announced its intention to enter into large scale commercial production of natural astaxanthin and entered into a $1.5 million supply agreement in the fiscal quarter ended June 30, 1998. Aquasearch believes that competition in the astaxanthin market will intensify significantly in the near future.

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

     Aquasearch plans to aggressively pursue pharmaceutical drug discovery alliances with potential corporate partners. Aquasearch is not presently aware of any other microalgae company engaged or interested in the possibility of pharmaceutical drug development that also has the capability of large-volume, commercial scale cultivation represented by Aquasearch's AGM technology.

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

     Aquasearch intends to develop other natural products from microalgae that will compete with existing natural and synthetic products. The Company anticipates that competition to develop additional microalgae products will be intense. Aquasearch's future competitors are expected to include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than those of Aquasearch. In addition, specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may be competitive with future products of Aquasearch. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products competitive with those of Aquasearch on their own or through joint ventures. The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may adversely affect the marketability of additional products developed by Aquasearch.

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

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. Aquasearch has been awarded one patent in the United States, one patent by the European Patent Office (which is applicable to all member nations of the European Union), one patent in Australia and one patent in Hong Kong for its closed system microalgae cultivation process. The Company has additional patents pending internationally and in the United States.

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

     On July 13, 1998, Cyanotech filed a complaint in the United States District Court for the District of Hawaii against the Company seeking declaratory judgment of noninfringement of the Company's U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent;
and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech infringed the 5,541,056 patent and misappropriated Aquasearch trade secrets. On September 11, 1998, the Company filed (i) an answer denying all of Cyanotech's allegations and (ii) a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech. On December 14, 1998, Cyanotech filed a motion for partial summary judgment of noninfringement and invalidity of the 5,541,056 Patent. The summary judgment motion is set for a hearing on March 29, 1999. The trial in the lawsuit is currently set to begin on September 27, 1999. The Company does not believe that Cyanotech's claims are meritorious. However, the Company may be required to dedicate significant management time and incur significant legal fees and expenses to pursue this action, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in this action, a finding of noninfringement or declaration of invalidity of the 5,541,056 Patent could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. "See Item 3. Legal Proceedings."

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

GOVERNMENT REGULATION AND PRODUCT TESTING

     Aquasearch's natural astaxanthin product, potential products and its manufacturing and research activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. Each existing or potential microalgae product that is developed or marketed by Aquasearch, its licensees or its strategic partners for use by humans may present unique regulatory problems and risks, depending on the product type, uses and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising.

     Generally, prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. Any future products developed by Aquasearch for use in human nutrition, pharmaceuticals or cosmetics may require Aquasearch to develop and adhere to GMP as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Currently, the Company's production facilities do not comply with GMP or ISO standards and significant capital expenditures and compliance procedures would have to be made and implemented before the Company's production facilities could meet GMP and ISO qualifications.

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

     The Company's natural astaxanthin product is viewed as a food ingredient by regulatory authorities in Sweden. Regulatory authorities in other jurisdictions may view the Company's natural astaxanthin product as a food additive. All new color additives for ultimate human consumption in the United States require premarket clearances from the FDA. Therefore, Aquasearch's natural astaxanthin product and any additional food color products for use in the United States will require FDA clearance, unless they meet the requirements of current color additive regulations. The process of obtaining clearances for a new color additive is expensive and time consuming (although significantly less expensive than the process related to obtaining clearances for a new pharmaceutical). Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. Although the FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food additive in 1995, there can be no assurance that the FDA will grant similar approval for Aquasearch's natural astaxanthin product. As of October 31, 1998, neither the Company nor any of its corporate partners has applied for FDA clearance for the Company's natural astaxanthin product as a food additive. No assurances can be given that any potential Aquasearch food color product will be cleared by the FDA on a timely basis, if at all.

     Although the FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food ingredient in 1995, there can be no assurances that the FDA will grant similar approval for Aquasearch's natural astaxanthin product.

     Regulatory approvals in other markets in which Aquasearch's natural astaxanthin product is likely to be distributed -- including the European Union, Japan, Canada and Australia -- vary by market. Currently, the Aquasearch natural astaxanthin product has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. The Company believes that the approval process in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, there can be no assurances in this regard. The Aquasearch natural astaxanthin product has not been submitted for approval by the European Union, and there can be no assurance that the determination by Swedish authorities will have any influence on the determination to be made by the European Union.

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

EMPLOYEES

     As of October 31, 1998, Aquasearch has 18 full-time employees, of whom three have Ph.D.s, nine are involved in the production and harvesting process, five are involved in research and development and four are involved in administration and support. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

SCIENTIFIC ADVISORY BOARD

     The Aquasearch Scientific Advisory Board is composed of leading experts in aquaculture, marine biology and fluid dynamics and the chemistry, photobiology, genetics and mass culture of microalgae. The Scientific Advisory Board provides guidance to the Company regarding the optimization of its production and processing methods and research and development pertaining to both existing and potential microalgae products. The Scientific Advisory Board held its inaugural meeting in May 1996 and was originally scheduled to meet approximately four times per year. The Company intends to replace such meetings by mid-1999 with various forms of electronic communication. Between meetings, individual Scientific Advisory Board members consult with the Company on an as-needed basis. Aquasearch believes that the individual and collective knowledge and experience of its Scientific Advisory Board provide the Company with an important competitive advantage. The current members of the Aquasearch Scientific Advisory Board are as follows:

     DR. FAROOQ AZAM received a B.Sc. in Chemistry and Physics in 1962, and M.SC. in Chemistry and Biochemistry in 1964 from the University of Panjab, Lahore, Pakistan; he received a Ph.D. in Microbiology, Czechoslovak Academy of Sciences, Prague in 1968. Dr. Azam is a Professor of Biology at Scripps Institution of Oceanography in La Jolla, California and one of the world's leading marine microbiologists. Dr. Azam is noted for his discovery of the "microbial loop," a pathway that diverts much of the ocean's productivity into bacteria and other microbes. Before this pathway was discovered in the 1980's it was generally believed that most of the ocean's productivity was passed up the food chain to fishes and other predators. Dr. Azam's contributions changed the field of marine biology.

     DR. JOHN BARDACH received a B.Sc. in Zoology from Queen's University, Canada in 1946 and a Ph.D. in Zoology from University of Wisconsin in 1949. Dr. Bardach has served as Director of the Bermuda Biological Station, the Hawaii Institute of Marine Biology and the East-West Center, as well as Professor at the University of Hawaii. Dr. Bardach's numerous international appointments have included Chairmanship of the U.S. National Academy of Sciences Panel on Aquatic Food Sources, the World Bank-FAO Panel on Aquaculture Research Needs of Developing Countries, and the State of Hawaii Aquaculture Advisory Council. Three of his books, HARVEST OF THE SEA, AQUACULTURE (now in its 25th printing) and SUSTAINABLE AQUACULTURE (published in 1997), establish him as one of the fathers of modern aquaculture.

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

     DR. JOHN CULLEN received a B.Sc. (Honors in Biology) from University of California, Santa Cruz in 1974 and a Ph.D. in Biological Oceanography from Scripps Institution of Oceanography, University of California, San Diego, in 1980. Dr. Cullen has held faculty positions at the University of Texas, the Bigelow Laboratory for Ocean Sciences and Dalhousie University in Halifax, Canada, where he now holds the Chair of Environmental Observation Technology. Dr. Cullen's research has focused in the area of microalgae growth rates, productivity, nutrient requirements and bio-optics.

     DR. JOHN DORE received his Ph.D. in Biological Oceanography from the University of Hawaii in 1995. Dr. Dore conducted his Ph.D. research on the microbially-mediated chemical processes of nitrogen cycling. As a graduate student, Dr. Dore received fellowships from the Research Corporation of the University of Hawaii (1991-1992) and Achievement Rewards for College Scientists (1989-1990). As a Post-Doctoral Researcher at the University of Hawaii for the past year he has been studying growth and carbon isotope chemistry of microalgae in continuous cultures. Dr. Dore has published 17 scientific articles. Dr. Dore is a full-time employee of Aquasearch, responsible for production as well as research and development in the area of algal nutrition.

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

     DR. MALCOLM GREGORY received a B.Sc. (HONOURS) in Applied Microbiology from the Bath University of Technology, UK in 1981, and a Ph.D. in Algaculture from King's College, University of London, in 1985, where he focused his research on cultivation of microalgae in tubular reactors. Dr. Gregory has more than fifteen years experience in bioprocess engineering, specializing in process control. With Cyanamid of Great Britain, he implemented control systems for bulk antibiotics production. At the Interdisciplinary Research Centre for Process Systems Engineering at University College, London, a world-renowned center for excellence in biochemical engineering, he developed novel process control methods now adopted in industry. He is an expert in microbiological process control.

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

     DR. PEARN P. NIILER received his B.S. degree from Lehigh University in 1960, earned honors as a Fulbright Scholar at Cambridge University, England in 1961, and was awarded a Ph.D. as a Woodrow Wilson Fellow from Brown University in 1964. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University. He is currently a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has published more than 125 scientific papers and has invented various oceanographic instrumentation technologies that are now in commercial production with sales of $6 million annually. Dr. Niiler is an expert in applied mathematics and fluid mechanics and was a co-inventor of processes used in the Aquasearch Growth Module.

     DR. MIGUEL OLAIZOLA received his Ph.D. in Biological Oceanography from the State University of New York at Stony Brook in 1993. Dr. Olaizola devoted his graduate and post-graduate research to the study of carotenoid biosynthesis in microalgae, primarily diatoms and cyanobacteria. During 1995 and 1996, Dr. Oliazola was a Post-Doctoral Researcher at Scripps Institution of Oceanography, University of California, San Diego, where he studied microalgal growth and physiology. Dr. Oliazola is a full-time employee of Aquasearch, responsible for pigment biosynthesis.

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

     DR. ALADAR SZALAY received a M.Sc. in Biochemistry from the Martin Luther University, Germany in 1966, and a Ph.D. in Biochemistry from the Martin Luther University, Germany in 1972. He carried out post-doctoral research on plant genetics at the California Institute of Technology. Dr. Szalay is founding Director of the Center for Molecular Biology and Gene Therapy at the School of Medicine of Loma Linda University in California. His career has been built on the genetic engineering of plants, including microalgae, with nutritionally and medically important traits. He is an expert on the genetics of microalgae. Dr. Szalay holds numerous patents in the area of genetic engineering, including transgenic patents and methods for preparing and using artificial chromosomes. He has acted as an advisor to a variety of institutions and companies, including Rockefeller Foundation, Allied Chemical, Siemens AG, and Boehringer Mannheim.

     Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company is located in the HOST Business Park in Kailua-Kona, Hawaii. This facility currently consists of approximately five leased acres containing a number of AGMs, reddening ponds, a processing facility, a laboratory, administrative offices and additional space for production and research and development. All products are currently produced at this facility. Aquasearch has no production facilities or offices outside the State of Hawaii.

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

     Construction to expand the Company's existing one-acre research and development/production facility to a three-acre facility began in early 1998. The design and engineering process for this expansion was initiated in April 1996 when Aquasearch solicited bids from various engineering firms. As a result of the bidding process, Aquasearch retained Harris Group, Inc. of Seattle, an engineering firm with extensive experience in the design of biotech, microbe-based production plants, to design the build-out of the facility. The engineering process for this expansion was completed in September 1996. More recently, the engineering plans for expanded production capability have been updated in collaboration with the significant involvement of Cultor engineering personnel.

     In late 1997 the Company retained a local team including architects, engineers and contractors to complete the design process and to obtain the necessary construction permits. In late 1997, Aquasearch was granted the necessary permits to begin construction. Construction of the expanded facility began in early 1998 and is scheduled to be completed in January 1999 at an estimated cost of $2.3 million.

     On November 14, 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition by the Company of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Common Stock at a purchase price of $1.25 per share. In the light of the Company's recent advances in production technology and yields, the consummation of this transaction will be delayed until the Company and Cultor determine the best strategy and location for future development of a natural astaxanthin production facility dedicated solely to satisfying the requirements of an expanded Aquasearch/Cultor relationship.

ITEM 3. LEGAL PROCEEDINGS

     On July 13, 1998, Cyanotech filed a complaint (the "Complaint") in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK) against the Company. In the Complaint, Cyanotech seeks declaratory judgment of noninfringement of the Company's U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent;
and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the Complaint after the Company expressed to Cyanotech its concern that Cyanotech infringed the 5,541,056 patent and misappropriated Aquasearch trade secrets. The Company does not believe that Cyanotech's Complaint is meritorious. However, the Company may be required to dedicate significant management time and incur significant legal fees and expenses to pursue this action, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in this action, a finding of noninfringement or declaration of invalidity of the 5,541,056 Patent could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners.

     On September 11, 1998, the Company filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech.

     On December 14, 1998, Cyanotech filed a motion for partial summary judgment of noninfringement and invalidity of the 5,541,056 Patent. The Company does not believe that this motion is meritorious. The Cyanotech summary judgment motion is scheduled to be heard on March 29, 1999.

     The trial in the lawsuit with Cyanotech is currently set to begin on September 27, 1999.

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

                                                         HIGH BID      LOW BID
                                                         --------      -------
FISCAL 1997
     First Quarter  . . . . . . . . . . . . . . . .         $0.63        $0.33
     Second Quarter . . . . . . . . . . . . . . . .         $0.39        $0.20
     Third Quarter  . . . . . . . . . . . . . . . .         $0.28        $0.17
     Fourth Quarter . . . . . . . . . . . . . . . .         $0.36        $0.19

FISCAL 1998
     First Quarter  . . . . . . . . . . . . . . . .         $0.29        $0.20
     Second Quarter . . . . . . . . . . . . . . . .         $0.28        $0.19
     Third Quarter  . . . . . . . . . . . . . . . .         $0.24        $0.18
     Fourth Quarter . . . . . . . . . . . . . . . .         $0.21        $0.18


     As of October 31, 1998, the Company had approximately 2,000 record holders of its 68,564,013 shares of Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain all available funds for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future. As of October 31, 1998, the Company had an accumulated deficit of approximately $7.1 million, and until this deficit is eliminated will be prohibited from paying dividends except out of net profits.

RECENT SALES OF UNREGISTERED SECURITIES

     In September and October 1998, the Company issued one-year Convertible Notes amounting to $565,000. The holders of these notes have an option to convert to the Company's Common Stock. The Convertible Notes carry an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes. The holders are shareholders and an officer/director of the Company.

     During the period from June 1997 to September 1998, the Company sold $3,305,000 aggregate principal amount of Convertible Notes to a total of twelve "accredited investors". In connection with the issuance of the convertible notes, the Company also issued a total of 3,305,000 Warrants to purchase a total of 3,305,000 shares of Common Stock. The warrants have an exercise price of $0.50 per share and have a term of three years. As part of this transaction, an officer/director, purchased a $760,000 Convertible Note and 760,000 Warrants. Between July and September 1998, these convertible notes and accrued interest, were converted into 20,075,648 shares of common stock.

     In March 1998, a former officer of the Company, Tana Alcalay exercised an option to purchase 466,862 shares of Common Stock at $0.0625 per share under a 3 year 5 per cent note payable, secured by the underlying shares of Common Stock.

     In January and March 1998, the Company issued a total of 234,000 shares, valued at $0.25 per share, of Common Stock to a total of eight members of its Scientific Advisory Board (Farooq Azam, Robert Bidigare, John Bardach, William Fenical, Malcolm Gregory, Pearn Niiler, Edward Laws and Aladar Szalay) for services rendered or to be rendered in 1997 and 1998. No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

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

     In September 1997, a former officer of the Company, Tana Alcalay exercised an option to purchase 463,250 shares of Common Stock at $0.0625 per share under a 3 year 5 per cent note payable, secured by the underlying shares of Common Stock.

     During the two quarters ended October 31, 1997, the Company issued one-year Convertible Notes Payable amounting to $560,000. The holders of these notes have an option to convert to equity under a planned private placement in early fiscal 1998. The Convertible Notes carry an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes. The holders are shareholders and an officer/director of the Company.

     In April 1997, the Company sold 1,000,000 shares of its Common Stock to an officer of the Company at a purchase price of $0.21 per share. In addition, the Company granted this person a non-statutory stock option to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share. The option has a term of ten years. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

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

     In November 1996, the Company issued a total of 18,760 shares of Common Stock to a total of four members of its Scientific Advisory Board (Robert Bidigare, John Bardach, William Fenical and Edward Laws) for services rendered through May 1996 (4,488 shares at $0.892 per share), through August 1996 (5,407 shares at $0.50 per share) and through November 1996 (8,865 shares at $0.638 per share). No underwriters were used. This offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act.

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

     In January 1996, the Company sold 4,000,000 shares of Common Stock at $0.15 per share to 18 accredited investors in a private placement under Section 4(2) of the Securities Act. The total proceeds to the Company from this transaction were $600,000. No underwriters were used.

     In January 1996, the Company sold 2,492,000 shares of Common Stock at $0.125 per share to three purchasers under Regulation S under the Securities Act. The total proceeds to the Company from this transaction were $311,600. No underwriters were used.

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

     In October 1995, the Company issued 127,875 shares at $0.0625 to 4 accredited investors and employees for prior services rendered to the Company. No underwriters were used. This offering was made under Section 4(2) of the Securities Act.

     In September 1995, the Company sold 2,712,500 shares of Common Stock at $0.08 per share to 16 accredited investors in a private placement under Section 4(2) of the Securities Act. No underwriters were used.

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

OVERVIEW

     Aquasearch is a development stage company that is developing a proprietary, closed-system technology for the large-scale, commercial cultivation of photosynthetic microalgae. The Company's microalgae cultivation technology is known as the Aquasearch Growth Module (the "AGM").

     The Company was founded in February 1988 as a Colorado corporation and acquired all the assets of Aquasearch, Inc., a California corporation, in May 1988 in a stock-for-stock exchange. The Company commenced operations in Borrego Springs, California and developed its first prototype of the AGM in 1988. Until March 1993, the Company conducted research and development focused on refining its production technology and cultivating microalgal species of several markedly different varieties.

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

     In the summer of 1994, Aquasearch initiated discussions with Cultor, a Finnish food conglomerate, regarding the purchase of astaxanthin-rich microalgae. While awaiting a response from Cultor, Aquasearch elected to discontinue its participation in the joint venture company and the joint venture agreement was terminated by mutual consent in November 1994. The dissolution agreement provided that all intellectual property rights to the AGM technology reverted to Aquasearch.

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

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years) pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. See "Description of Business--Cultor Distribution and Development Agreement."

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

     In November 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the Company's outstanding Common Stock. In addition,
C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. In the light of the Company's recent advances in production technology and yields, the consummation of this transaction will be delayed until the Company and Cultor determine the best strategy and location for future development of a natural astaxanthin production facility dedicated solely to satisfying the requirements of an expanded Aquasearch/Cultor relationship.

     In June 1997, Aquasearch was awarded European Patent Number 0494887 for a "Process and Apparatus for the Production of Photosynthetic Microbes," which not only claims certain processes, but also certain features of its core technology, the Aquasearch Growth Module. The European patent complements, but does not supplant claims made in the U.S. Patent awarded in 1996. The Company's European filing was made under the Patent Cooperation Treaty, and the Company is in the process of pursuing international patents pursuant thereto.

     In September 1997, Aquasearch executed a Letter of Intent with Inflazyme Pharmaceuticals, Limited ("Inflazyme") to enter into a ten-year drug development and manufacturing agreement. Under the terms of the agreement, Aquasearch would produce large-scale research quantities of several thousand different microalgae in its AGM photobioreactors. Inflazyme would investigate each species for therapeutic activity in the areas of inflammation, cancer, blood and cardiovascular diseases. Aquasearch would receive cost-plus reimbursement of all its research costs (including dedicated physical facilities); potential milestone payments associated with steps in the U.S. Food and Drug Administration drug approval process; and royalties on future net product sales. The conversion of this Letter of Intent into a final Screening and Drug Development Agreement has been delayed due to management changes within Inflazyme. Given the extended delay, there can be no assurances as to when or if a final agreement will be consummated.

     Aquasearch has an active Scientific Advisory Board consisting of thirteen Ph.D.s with expertise in the fields of aquaculture; marine biology; fluid dynamics; and the chemistry, photobiology, physiology, genetics and mass culture of microalgae.

     INTELLECTUAL PROPERTY AND TECHNOLOGY OPTIMIZATION - 1998

     In September 1998, Aquasearch was awarded its first patent in Asia under Hong Kong Patent Number HK1001232 for a "Process and Apparatus for the Production of Photosynthetic Microbes," which not only claims certain processes, but also certain features of its core AGM technology. This patent and the European patent complement, but does not supplant claims made in the U.S. Patent awarded in 1996. The Company is continuing its process of pursuing international patents pursuant thereto.

     Aquasearch placed great emphasis in the past year on optimizing the AGM and its performance. The Company believes that it has made significant advances in several key areas of its production technology during this period, including:
(i) biology-based improvements; (ii) advanced production procedures; (iii) significant increases in AGM size; and (iv) production automation advancements. These improvements resulted in a fifteen-fold increase in productivity (weight of Astaxanthin per unit of production capacity) and sustained operation for a nine-month period of the largest photobioreactor the Company has operated to date, and which the Company believes to be the largest photobioreactor in existence.

     During the 1998 fiscal year, the Company increased the size of its largest AGM from 1,000 gallons to 4,000 gallons. Following the close of the 1998 fiscal year, the Company further increased the capacity of its AGMs to 7,000 gallons. The larger AGM is not only less costly, but requires less labor, operates for a longer period of time and has significantly greater productivity than the smaller version. Management anticipates replacing all production capacity with the new 7,000 gallon AGMs in 1999, contingent on available capital. The Company believes that the use of these very large AGMs will increase total production capacity by a factor of more than six with no increase in labor costs.

     DEVELOPMENT OF NATURAL ASTAXANTHIN PRODUCTS - 1998

     During the past twelve months, Aquasearch and Cultor have jointly carried out expensive and essential projects aimed at demonstrating efficacy of the Company's natural astaxanthin product in salmon and trout feed.

     Two important projects were undertaken in 1997 and 1998. The first project, conducted on contract with the Norwegian Fisheries Research Institute, demonstrated equivalence between Aquasearch's natural astaxanthin product and Hoffman-LaRoche's synthetic astaxanthin with regard to efficacy of pigmentation of salmonid fish (salmon and trout). The second project, still underway, has demonstrated a shelf life of more than six months for the Company's natural astaxanthin product. The shelf life experiments will continue for at least six months more.

     The results of these product development projects have demonstrated, largely at Cultor's expense, that Aquasearch's product has viable commercial applications. To the knowledge of Aquasearch, no other company has yet demonstrated equivalent results for any products that might compete with the synthetic astaxanthin produced by Hoffman-LaRoche. Aquasearch believes the results of these projects provide it with a significant competitive advantage.

     NEW STRATEGIC BUSINESS RELATIONSHIPS - 1998

     In July 1997, Aquasearch agreed to become a charter member of the Marine Bioproducts Engineering Center (MarBEC) initiative launched by the University of Hawaii at Manoa. More than 160 universities -- including University of Hawaii -- competed nationwide for a total of five Engineering Research Centers to be awarded by the National Science Foundation. In November 1998, the award was officially announced by the National Science Foundation. MarBEC, with estimated funding of approximately $40 million for a 10-year period, will focus entirely on the development of new enzymes and pigments from microalgae.

     Charter industry members of MarBEC (including Aquasearch, Merck, Monsanto, Hoechst and Eastman Chemical) will have equal preferential rights to new products from microalgae developed by MarBEC. Aquasearch believes that it is the only charter member of MarBEC that has developed photobioreactor technology, which is likely to be required for the commercial exploitation of any new product from microalgae.

     In December 1998, shortly after the close of the 1998 fiscal year, Aquasearch entered into a drug discovery agreement with Enzymed, Inc., a U.S.-based, privately-held biotechnology company. Enzymed uses its proprietary technology, "Combinatorial Biocatalysis," for lead optimization of promising new drug candidates, under contract to a variety of major pharmaceutical companies, including Merck, Hoffman LaRoche, and Novartis. Under the terms of the agreement with Aquasearch, Enzymed will generate a large number of novel compounds based upon the starting materials found originally in microalgae and provided by Aquasearch. Both companies will share in the potential revenues from the commercialization of the resulting compound libraries, including access fees, licensing fees, milestone payments, royalties and commercial sales.

     The Company is currently in preliminary discussions with a major U.S. chemical company and a major Japanese food/pharmaceutical company with respect to the development of certain human nutritional supplements or nutraceuticals. The Company is also in late-stage discussions with a smaller French pharmaceutical company with respect to the possible formation of a joint venture to commercialize microalgae in the nutraceutical and/or pharmaceutical. There can be no assurances as to when or if these discussions will lead to the execution of a letter of intent or final agreement, or whether the terms of such arrangements will be attractive to the Company.

     RECENT FINANCING ACTIVITY

     During the period from June 1997 to September 1998, the Company raised $3,305,000 through the sale of Convertible Notes to a total of twelve "accredited investors". In connection with the issuance of the convertible notes, the Company also issued a total of 3,305,000 Warrants to purchase a total of 3,305,000 shares of Common Stock. The warrants have an exercise price of $0.50 per share and have a term of three years. Between July and September 1998, these convertible notes and accrued interest, were converted into 20,075,648 shares of Common Stock.

     In September and October 1998, the Company issued one-year Convertible Notes amounting to $565,000. The holders of these notes have an option to convert to the Company's Common Stock. The Convertible Notes carry an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes.

MANAGEMENT'S PLAN OF OPERATION

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

- TECHNOLOGY IMPROVEMENT: Aquasearch intends to enlarge the size of all its proprietary AGMs from 4,000 gallons to 7,000 gallons during 1999. Furthermore, the process control system is slated for hardware and software improvements, which the Company believes will reduce capital and labor costs and improve productivity.

- EXPANSION OF PRODUCTION CAPACITY: Aquasearch began construction in early 1998 to increase the size of its Keahole Point research and development/production facility from one acre to three acres. Construction is expected to be completed in January 1999, and is anticipated to augment production capacity to approximately 20 kilograms per month (given existing pond finishing constraints). Pending further discussions with Cultor (or other potential partners, provided Aquasearch can be released from its exclusivity with Cultor), the Company currently plans to develop a second site for large-scale astaxanthin production. It is currently contemplated that this second site would be larger than the ten-acre second site initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than 120 kilograms per month.

- PHARMACEUTICAL DRUG DEVELOPMENT: Aquasearch intends to pursue drug development agreements with several biotechnology and pharmaceutical companies. The Company believes that the consummation of such agreements would cover a significant portion of the Company's pharmaceutical research and development costs. The Company believes that additional personnel will need to be hired to perform such projects, but the Company intends to keep its current personnel entirely focused on astaxanthin-related science and technology. New personnel hired for drug development work will be dedicated entirely to those projects and will function as a separate team, which costs will be borne by strategic partners. The Company believes that additional laboratory facilities may also be required for drug development activities. The Company intends that costs for such dedicated facilities will be borne by strategic partners.

- IMPROVEMENTS IN PRODUCTIVITY: At the outset of fiscal year 1998, Aquasearch implemented an incentive compensation program to award significant cash bonus incentives to all employees provided that the Company met certain quarterly production targets. Targets were planned that management believed would significantly advance the Company's research and production efforts. Under the incentive program, cash bonuses represent as much as a 25% increase in salary on a quarterly basis. The Company also awarded stock options to all employees as a further incentive to increase productivity. Aquasearch believes that the implementation of its incentive compensation program at the outset of fiscal 1998 was a significant factor in the Company's productivity gains in fiscal 1998.

     The Company expects to continue producing relatively small amounts of astaxanthin (less than six kilograms dry weight per month) until February 1999, when it expects to begin shipping to Cultor. To date, the Company has satisfied its requirements for product testing, regulatory approvals and related developmental activities. The Company will focus in the next twelve months on continuing to improve yields and increasing the cost-effectiveness of its production.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through October 31, 1998, the Company had an accumulated deficit of approximately $7.1 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it continues to expand its production facilities and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. Management believes that the forthcoming year will continue to require significant investment in the Company's strategic development plan; Aquasearch has already agreed to a commitment from a single investor who plans to invest a total of $2.0 million during calendar 1999.

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

     The Company is in the process of transition to a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management, working capital and financial and management control systems.

     RESULTS OF OPERATIONS

     REVENUES. Since inception, the Company has been primarily engaged in basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. In fiscal 1996, the Company shipped its natural astaxanthin product to Svenska Foder under the Svenska Foder Supply Agreement, which resulted in revenues of approximately $10,000. Aquasearch's natural astaxanthin product was provided to Cultor under the Cultor Distribution and Development Agreement, resulting in revenues of $1,077 in fiscal 1997 and $ -0- in fiscal 1998; the majority of product shipped or produced was used primarily for product development projects carried out jointly by Aquasearch and Cultor.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating the Company's one-acre research and development/production facility. Research and development costs were approximately $1.2 million for the fiscal year ended October 31, 1998 compared with $794,000 and $649,000 in 1997 and 1996, respectively. Substantially all of these funds were expended to improve the Company's natural astaxanthin production system, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through October 31, 1998, the Company's total research and development costs were approximately $3.1 million. Aquasearch expects to incur significant additional research and development expenses in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs were approximately $964,000, $1.1 million, and $641,000 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively. The increase in annual general and administrative expenses since 1996 reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. Additionally, in fiscal 1997, the Company recorded a charge of $275,000 of stock issued as compensation for the failure by the Company to cause the registration statement of the shares purchased under a private placement during the period from October 1996 through April 1997 to be declared effective by the Securities and Exchange Commission on or before May 29, 1997. From inception through October 31, 1998, the Company's total general and administrative expenses were approximately $3.7 million. The Company anticipates that its general and administrative expenses will increase over time as it expands its production capacity, expands its intellectual property protection and raises additional capital.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through public and private sales of equity securities. In the fiscal years ended October 31, 1998, 1997 and 1996, Aquasearch raised approximately $3.4 million, $1.3 million and $1.3 million of net proceeds from the sale of shares of Common Stock and/or issuance of Convertible Notes, respectively, in private placement transactions. From inception through October 31, 1998, the Company had raised total net proceeds of approximately $8.0 million through public and private sales of equity and debt securities.

     In the fiscal year ended October 31, 1998, operating activities consumed approximately $1.5 million compared with $2.0 million in 1997 and $470,000 in 1996. From inception through October 31, 1998, operating activities have consumed approximately $5.1 million.

     Capital expenditures for the fiscal year ended October 31, 1998, 1997 and 1996 were $1.8 million, $167,000 and $329,000, respectively. From inception through October 31, 1998, total capital expenditures have been approximately $2.6 million.

     As of October 31, 1998, the Company's liquidity was approximately $151,000 in cash and cash equivalents.

     The Company currently estimates that it will require between $2.0 million and $2.5 million in operating capital over the next twelve months after planned capital expenditures. In addition, the Company will require approximately $1.4 million in funding to complete its current expansion. Aquasearch has already received a commitment from a single investor who plans to invest a total of $2.0 million during calendar 1999.

     Management plans further expansion of the Company's activities or facilities provided only that there exist contracts, sales agreements or product development agreements that are likely to produce revenues to directly justify the necessary financing. For example, the Company may require up to an additional $5.0 million over the next twelve months to fund construction of an additional production facility if Cultor and Aquasearch were to enter into either a joint venture or other relationship to produce astaxanthin on a large scale (assuming that Cultor does not provide any portion of the financing for this project). The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution."


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

SUBSTANTIAL NEAR-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION

     The Company currently estimates that it will require between $2.0 million and $2.5 million in operating capital over the next twelve months after planned capital expenditures. Aquasearch has already received a commitment from a single investor who plans to invest a total of $2.0 million during calendar 1999; however, there can be no absolute assurance that the promised investment will be received.

     Management plans further expansion of the Company's activities or facilities provided only that there exist contracts, sales agreements or product development agreements that are likely to produce revenues to directly justify the necessary financing. For example, the Company may require up to an additional $5.0 million over the next twelve months to fund construction of an additional production facility if Cultor and Aquasearch enter into either a joint venture or other relationship to produce astaxanthin on a large scale (assuming that Cultor does not provide any portion of the financing for this project). The Company expects to obtain this funding from sales of equity and/or convertible debt securities in the private and/or public markets and/or bank financing. The Company's capital requirements will depend on many factors including, but not limited to, the timing of development of the Company's products, the timing of the scale-up of the existing one-acre research and development/production facility to a three-acre facility, the timing of the construction and scale-up of any new natural astaxanthin production facility, market acceptance of the Company's natural astaxanthin product, and the response of competitors to the Company's natural astaxanthin product and technology. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current shareholders of the Company will be reduced and such equity securities may have rights, preferences, and privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional capital will be available on terms favorable to the Company or its shareholders, if at all. Moreover, the Company's cash requirements may vary materially due to production yield problems, research and development results, product testing results, changing relationships with its corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, litigation and other factors. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relnquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item
6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" and "Description of Business--Overview," "--Manufacturing" and "--Corporate Partner Relationships - Cultor."

SUBSTANTIAL LONG-TERM CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; DILUTION

     Substantial expenditures will be required to enable the Company to continue its research and development activities and to manufacture and market its products. The level of expenditures required for these activities will depend in part on whether the Company develops, manufactures and markets its products independently or with other companies through collaborative arrangements. The Company's future capital requirements will also depend on one or more of the following factors: the Company's ability to scale-up and manufacture its natural astaxanthin product in cost-effective commercial quantities; market acceptance of the Company's natural astaxanthin product; the extent and progress of its research and development programs; the time and costs of obtaining regulatory clearances (for those products subject to such clearance); the progress of preclinical and clinical studies (where applicable); the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of developing and/or operating production facilities for its existing product and potential products (depending on which products the Company decides to produce itself); and the costs of commercializing the Company's products. There can be no assurance that funding to carry on these activities will be available at all or on favorable terms to permit successful commercialization of the Company's products. In addition, the Company has no credit facility or other committed sources of capital, and there can be no assurance that it will be able to establish such arrangements on satisfactory terms, if at all. To the extent that capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue development of its technologies and products. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities,the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms that may require the Company to relinquish certain technology or product rights, including patent and other intellectual property rights. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources," "Description of Business--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

     The Company was founded in 1988 and has experienced quarterly and annual operating losses since its inception. The Company's net loss in fiscal 1998 was approximately $2.3 million and the Company's accumulated deficit at October 31, 1998 was approximately $7.1 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it expands its production facilities and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. Future financial results will be affected by, among other things, the following factors: the Company's ability to successfully manage the transition from a research and development company to a commercial-scale production enterprise; the Company's ability to complete successfully the commercialization and cost optimization of its natural astaxanthin product; production costs and yield issues associated with the scale-up of production of its natural astaxanthin product; the progress of the Company's research and development programs with respect to the development of additional microalgal products; the time and costs of obtaining regulatory approvals for those products subject to such approval; the Company's ability to protect its proprietary rights; the costs of filing, protecting and enforcing the Company's patent claims; competing technological and market developments and the costs of commercializing and marketing the Company's existing and potential products. There can be no assurance that the Company will ever be able to achieve or sustain profitability in the future. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS INHERENT IN COMMERCIAL PRODUCTION OF MICROALGAE

     The development of technology to cultivate and harvest a wide variety of microalgae species is a lengthy and technically challenging process. The Company has faced a number of significant technical problems in the development of its AGM technology and in its initial production of natural astaxanthin derived from HAEMATOCOCCUS PLUVIALIS, including various forms of microbial contamination, variability in production cycle times due to technical and biological factors, and proportional losses of final product due to processing inefficiencies. As a result of these factors and, to a lesser extent, ongoing experimentation with processes and methods and limited capacity, the Company's production has fluctuated between one and eight kilograms per month during the past twenty-four months.

     Notwithstanding the Company's significant advances in production capability in recent quarters, the Company expects to encounter additional technical problems in connection with the scale-up in production of HAEMATOCOCCUS PLUVIALIS (and any other potential microalgae products). Some of these problems may be presently unknown, may never have been faced, and may have the effect of lowering production yields. There can be no assurance that the Company will be successful in correcting these technical problems. The Company's failure to satisfy its obligations to Cultor under the Cultor Distribution and Development Agreement for an extended period could have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Item 1. Description of Description of Business--Overview," "--The Aquasearch Solution," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

LIMITED MANUFACTURING EXPERIENCE

     To be successful, the Company must be able to produce its products at acceptable costs in compliance with contractual requirements, regulatory requirements and local health, safety and environmental regulations. The Company is at an early stage of development and has only limited experience producing products derived from microalgae. To date, the Company's only shipments of its first product, natural astaxanthin derived from microalgae, have been made to one customer, Cultor, a Finnish multinational corporation, pursuant to a Supply Agreement (the "Svenska Foder Supply Agreement") entered into in July 1995 between the Company and Svenska Foder AB ("Svenska Foder"), a former subsidiary of Cultor, and/or pursuant to the Cultor Distribution and Development Agreement. In connection with the sale of Svenska Foder to KKR, a Danish animal feeds company, in December 1996, Cultor acquired all of

Svenska Foder's rights under the Svenska Foder Supply Agreement. The Company has not been able consistently to meet the five kilograms of natural astaxanthin production targets initially set forth in the Svenska Foder Supply Agreement at its existing one-acre research and development/production facility. Although the Company believes that its recent advances in production efficiency and yields are scalable and repeatable at its expanded three-acre site (and any subsequently developed site), the Company may continue to experience lower than anticipated production yields or production constraints from time to time that may adversely affect its ability to satisfy customer orders. While the Company's inability to satisfy its production targets to date has not disrupted relations with its corporate partners, the Company's failure to consistently demonstrate satisfactory large-scale production economies of scale may have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Description of Business--Overview," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

RISKS ASSOCIATED WITH SCALE-UP OF PRODUCTION FACILITIES

     To date, the Company has not produced large quantities of natural astaxanthin. The Company has experienced significant delays in product development and cultivation and harvesting process development from time to time and its product development and cultivation and harvesting processes may require additional research and development as well as substantial additional capital and other resources prior to full scale commercialization. The Company estimates that it may require approximately $1.4 million in additional financing to automate, optimize and expand its existing research and development facility from a one-acre facility to a three-acre facility and an additional $5.0 million over the subsequent twelve months to complete the construction and commence operation of an additional production facility dedicated solely to the production of natural astaxanthin (assuming that Cultor does not finance any portion of this project). However, management plans to increase its expansion activities provided only that it receives reasonable assurance that such activities may be financed directly from the revenues generated by such expansion. Construction and facility scale-up costs as well as research and development and production costs could substantially exceed budgeted amounts and estimated time frames may require significant extension. Any such additional costs or delays could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company expects to complete the expansion of its facility to three acres in January 1999. The expansion began in early 1998. After completion of the expansion of the existing one-acre research and development/production facility to a three-acre facility, the Company believes that it would have sufficient production capacity, based on existing technology and processes, to exceed 40 kilograms per month if sufficient finishing pond space were available. Because finishing pond space is constrained at the Keahole Point site, the Company (with Cultor's approval) plans to limit astaxanthin production to 20 kilograms per month at the Keahole Point site.

     In view of the advancements in astaxanthin production over the past several quarters, and pending further discussions with Cultor (and other potential partners if the Company can be released from its exclusivity with Cultor), Aquasearch currently plans to develop a second site for large-scale astaxanthin production that would be larger than the site initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than the September 1999 120 kilograms per month production target set forth in the Cultor Distribution and Development Agreement. There is currently no agreement between Aquasearch and Cultor as to if, or when, a second site would be constructed, what the size, location or production capacity of such a site would be, or how the construction or scale-up of this facility would be financed. There can be no assurances that Aquasearch and Cultor will reach an agreement regarding the development, timing, location or financing of a second site, whether the Cultor Distribution and Development Agreement would need to be amended or terminated to accommodate these plans, or whether Cultor would have any role in connection with this project.

     The scale-up of the Company's production technology, the expansion of the existing facility and the construction of a new facility pose a number of significant risks that presently cannot be quantified or fully assessed. For example, the Company's production process is critically dependent upon supplies of freshwater, cold seawater and utilities provided by the Natural Energy Laboratory of Hawaii Authority, and any interruption in these supplies could have a material adverse effect on the Company's production capability. Furthermore, microbial contamination of the Company's water supplies also poses significant risks to productivity that may override the Company's existing efforts and capability to maintain the sterility of its water supply. The success of the Company's proposed expansion plans will be dependent upon the timely performance of a large number of contractors, sub-contractors, suppliers and various agencies of the State of Hawaii that regulate and license construction, each of which is beyond the control of the Company. Any failure by these contractors, suppliers or state agencies to perform in a timely manner could cause delays, cost overruns or changes in the Company's construction and expansion plans, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     The Company has projected a cost of manufacture for natural astaxanthin that assumes that its current manufacturing processes can be scaled to larger, more intensively automated AGMs. To date, the Company has demonstrated that it can culture and harvest HAEMATOCOCCUS PLUVIALIS using such larger AGMs, but not ones that are more intensively automated. If the Company's current AGM design and processes are not readily able to be more intensively automated, then the Company may have to expend substantial additional research effort and capital resources to automate its technology in order to increase yields. Difficulty in automating the Company's current processes may translate into higher than projected product costs or entail significant reengineering efforts in order to meet commercially viable cost targets, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     There can be no assurance that the Company will be successful in resolving known or unknown biological and engineering development problems, that the Company will be able to develop its products within the estimated time schedule, or in accordance with present cost projections, or that the products developed by the Company will be commercially viable or widely accepted. See "Item 1. Description of Description of Business--Overview," "--Products and Potential Products," "--Manufacturing" and "--Corporate Partner Relationships."

CUSTOMER CONCENTRATION

     The Company entered into a three-year exclusive Distribution and Development Agreement with Cultor (recently extended to four years) with respect to the production, sale and use of natural astaxanthin in the field of animal feed and animal nutrition worldwide. The failure of the Company to gain additional customers for its natural astaxanthin product in other applications and customers for its other potential products, the loss of Cultor or any potential corporate partner as a customer, or a significant reduction in the level of sales to Cultor or any potential corporate partner could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item 1. Description of Business--Aquasearch's Strategy--Expand Strategic Alliances" and "--Corporate Partner Relationships."

EFFECT OF INCREASED COMPETITION ON MARKET PRICE OF SYNTHETIC AND NATURAL ASTAXANTHIN

     The Company's natural astaxanthin will compete directly or indirectly with synthetic astaxanthin and products incorporating the Company's natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. The synthetic astaxanthin market is currently dominated by a single producer, Hoffman-LaRoche, which has maintained the market price of its synthetic astaxanthin (derived from petrochemicals) at approximately $2,500 per kilogram for more than a decade. The Company does not know Hoffman-LaRoche's cost of production for synthetic astaxanthin or its probable response to the introduction of a competitive product based on natural astaxanthin. Hoffman-LaRoche has significantly greater research and development, technical, financial, sales and marketing resources than the Company and holds a commanding market share. There can be no assurance that the market price for synthetic astaxanthin will remain at $2,500 after commercial introduction of products incorporating natural astaxanthin. Any significant decrease in the market price for synthetic astaxanthin is likely to have an adverse effect on the market price for products incorporating the Company's natural astaxanthin, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Item
1. Description of Business--Overview," "--Products and Potential Products--Existing Product: Astaxanthin--Aquaculture" and "Competition."

RISKS ASSOCIATED WITH POTENTIAL JOINT VENTURE

     The Cultor Distribution and Development Agreement currently provides that, in the event that Cultor exercises its option to create a joint venture company with Aquasearch to produce natural astaxanthin, Aquasearch would contribute a natural astaxanthin production facility to be constructed at a later date in return for a 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the Aquasearch's production facility in return for a 50% stake. In addition, Cultor has the option to increase its stake in the new company by purchasing from Aquasearch a further 25% of the new company (thus increasing Cultor's stake to 75%) for cash based on a formula. In view of the recent advancements achieved in astaxanthin production, and pending further discussions with Cultor, Aquasearch currently plans to develop a second site for large-scale astaxanthin production that would be larger than the initially contemplated in the Cultor Distribution and Development Agreement and would have a production capacity significantly greater than the September 1999 production target of 120 kilograms per month. There is currently no agreement between Aquasearch and Cultor as to if, or when, a second site would be constructed, what the size, location or production capacity of such a site would be, or how the construction or scale-up of this facility would be financed. There can be no assurances that Aquasearch and Cultor will reach an agreement regarding the development, timing, location or financing of a second site, whether the Cultor Distribution and Development Agreement would need to be amended or terminated to accommodate these plans, or whether Cultor would have any role in connection with this project.

     The decision to form, and the timing of the decision to form, the new joint venture company is solely within the discretion of Cultor and may occur at any time prior to September 24, 2000. However, Cultor and Aquasearch have held preliminary discussions regarding the need to amend the Cultor Distribution and Development Agreement in view of the recent improvements in production economics achieved by Aquasearch. There can be no assurance as to when or if the Cultor Distribution and Development Agreement will be amended or whether the terms of any amendment would be favorable to the Company. There can be no assurance that the Company will have developed markets for its natural astaxanthin product other than animal feed and animal nutrition at the time, if any, that Cultor exercises its option to form the joint venture company or that the Company and Cultor determine to amend the Cultor Distribution and Development Agreement. Similarly, there can be no assurance that the Company will have developed microalgae products other than natural astaxanthin at the time, if any, that Cultor exercises its option to form the joint venture company or that the Company and Cultor determine to amend the Cultor Distribution and Development Agreement. See "Item 1. Description of Business--Overview" and "--Corporate Partner Relationships--Cultor."

RELIANCE ON CORPORATE PARTNER RELATIONSHIPS

     An important element of the Company's business strategy involves developing strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgae products that the Company intends to develop. In May 1996, the Company executed the three-year exclusive Cultor Distribution and Development Agreement with Cultor (recently extended to four years) covering the production and distribution of the Company's natural astaxanthin product worldwide in the field of animal feed and animal nutrition.

     In December 1998, shortly after the close of the 1998 fiscal year, Aquasearch entered into a drug discovery agreement with Enzymed, Inc., a U.S.-based, privately-held biotechnology company. Under the terms of the agreement, Enzymed will generate a large number of novel compounds based upon the starting materials found originally in microalgae and provided by Aquasearch. Both companies will share in the potential revenues from the commercialization of the resulting compound libraries, including access fees, licensing fees, milestone payments, royalties and commercial sales.

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

     The Company's primary strategy for the development, regulatory approval, production and commercialization of certain of its products is to enter into collaborations with various corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be beneficial to the Company. To the extent that the Company is not able to establish such arrangements, it would face increased capital requirements to undertake such activities at its own expense and might encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected. See "Description of Business--Aquasearch's Strategy--Expand Strategic Alliances" and "--Corporate Partner Relationships."

COMPETITION

     Competition in the world market for astaxanthin is intense and is expected to increase significantly in the near future. The Company's natural astaxanthin will compete directly or indirectly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman La-Roche and products incorporating the Company's natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product as well. Hoffman-LaRoche has significantly greater research and development, technical, financial, management, marketing and sales resources than the Company as well as a worldwide reputation and dominant market share. In addition, at least two companies, Astacarotene and Cyanotech, have either announced plans to produce natural astaxanthin from microalgae or are producing significant quantities for test and commercial purposes. In particular, Cyanotech has announced its intention to enter into large scale commercial production of natural astaxanthin and entered into a $1.5 million supply agreement in the fiscal quarter ended June 30, 1998.

     The Company's natural astaxanthin product is expected to compete with synthetic astaxanthin (and any other alternative products) primarily on the basis of product performance, price and proprietary position. Although Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, there can be no assurance that Hoffman-LaRoche will maintain the price of its synthetic astaxanthin product in response to the introduction of a product incorporating the Company's natural astaxanthin. Any such pricing or other competitive pressure could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. The existence of products of which the Company is not aware, or products that may be developed in the future, may also adversely affect the marketability of the Company's natural astaxanthin product.

     Aquasearch anticipates that competition to develop microalgae products other than natural astaxanthin will also be intense. The Company's competitors for these potential products are expected to include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than those of Aquasearch. In addition, other emerging marine bioscience companies, similar to Aquasearch, may form collaborations with large established companies to support research, development and commercialization of products that may be competitive with future products of Aquasearch. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products competitive with those of Aquasearch on their own or through joint ventures. The existence of products of which Aquasearch is not aware, or products that may be developed in the future, may adversely affect the marketability of additional products developed by Aquasearch.

     Aquasearch believes that its AGM and related microalgae cultivation and harvesting technologies currently offer significant technical and economic advantages compared with the open pond systems currently used by certain competitors, including increased yields and the ability to cultivate hundreds of microalgae species at commercial scale that cannot be produced in open pond systems due to substantially higher risks of contamination and lack of control. Aquasearch also believes that its AGM and related microalgae cultivation and harvesting technologies compare favorably with other known closed systems with respect to capital and operating costs. However, the existence of technology of which Aquasearch is not aware, or technology that may be developed in the future, may adversely affect the technical and competitive advantages that Aquasearch currently believes it holds compared with competing open pond and known closed system microalgae cultivation technologies.

DEPENDENCE ON KEY PERSONNEL

     The Company's prospects depend to a significant extent upon certain members of senior management, including, in particular, Mark E. Huntley, Ph.D., the Company's Chairman, President and Chief Executive Officer, Earl S. Fusato, the Company's Chief Financial Officer and David G. Watumull, the Company's Executive Vice President of Strategic Development and Corporate Finance. The loss of any senior executive or other key employee could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

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

     Members of the Company's Scientific Advisory Board assist the Company in optimizing its production and processing methods and formulating research and development strategy pertaining to both existing and potential microalgae products. Most members of the Scientific Advisory Board are not employed by the Company and each of these members may have commitments to other entities that could limit their availability to the Company. There can be no assurance that the Company will be able to retain its key Scientific Advisory Board members. See "Description of Business--Scientific Advisory Board."

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

     To date, the Company has been engaged almost exclusively in research and development activities. The Company is in the process of transitioning to a full-scale commercial producer of microalgae products. These changes in its business have placed and will continue to place significant demands on the Company's management and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business, financial condition, results of operations and relationships with its corporate partners. Although the Company believes that its systems and controls are adequate to address its current needs, there can be no assurance that such systems will be adequate to address future expansion of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of any future expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. There can be no assurance that the Company will be successful in these efforts. See "Item 6. Management's Plan of Operation--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources" and "Description of Business--Aquasearch's Strategy," "--Products and Potential Products" and "--Manufacturing."

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

     Many other companies have significantly greater marketing and product development experience and resources to devote to marketing and product development than the Company. The Company has entered into, and expects to enter into additional, selected strategic alliances with third parties for product development, marketing and sales. There can be no assurances regarding the performance of such third parties, or the overall success, if any, of such strategic alliances. The inability of the Company to successfully develop or commercialize its natural astaxanthin or any potential microalgae products would have a material adverse effect on the Company's business, financial condition, results of operations and its relationships with its corporate partners. See "Description of Business--Aquasearch's Strategy" and "--Products and Potential Products."

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNPREDICTABILITY OF INTELLECTUAL PROPERTY PROTECTION

     Aquasearch relies upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's future prospects depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties. Aquasearch has been awarded one patent in the United States, one patent by the European Patent Office (which is applicable to all member nations of the European Union), one patent in Australia and one patent in Hong Kong for its closed system microalgae cultivation process. The Company has additional patent applications pending in the United States and internationally.

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

    The Company is currently involved in litigation arising out of a complaint filed by Cyanotech on July 13, 1998, in the United States District Court for the District of Hawaii. In the complaint, Cyanotech seeks declaratory judgment of noninfringement of the Company's U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent;
and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech infringed the 5,541,056 patent and misappropriated Aquasearch trade secrets. On September 11, 1998, the Company filed (i) an answer denying all of Cyanotech's allegations and (ii) a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech. On December 14, 1998, Cyanotech filed a motion for partial summary judgment of noninfringement and invalidity of the 5,541,056 Patent. The summary judgment motion is set for a hearing on March 29, 1999. The trial in the lawsuit is currently set to begin on September 27, 1999. The Company does not believe that Cyanotech's claims are meritorious. However, the Company may be required to dedicate significant management time and incur significant legal fees and expenses to pursue this action, which could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in this action, a finding of noninfringement or declaration of invalidity of the 5,541,056 Patent could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with corporate partners. See "Item 3. Legal Proceedings."

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

     While the disclosure and use of the Company's proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of the Company's proprietary technology, know-how and trade secrets will not occur. See "Description of Business--Patents, Licenses and Proprietary Technology."

UNCERTAINTY REGARDING OBTAINING AND MAINTAINING GOVERNMENT APPROVALS

     Aquasearch's natural astaxanthin product, potential products and its research and production activities are or may become subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug and Cosmetic Act. Each existing or potential microalgae product that is developed or marketed by Aquasearch, its licensees or its corporate partners can present unique regulatory problems and risks, depending on the product type, uses and method of manufacture. Any future products developed by Aquasearch for use in human nutrition, pharmaceuticals or cosmetics, if any, may require Aquasearch to develop and adhere to Good Manufacturing Practices ("GMP") as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Currently, the Company's production facilities do not comply with GMP or ISO standards and significant capital expenditures would have to be made and compliance procedures implemented before the Company's production facilities could meet GMP and ISO qualifications.

     The Company is also subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. The Company is working with Cultor with respect to compliance with foreign laws, regulations and policies pertaining to use of its natural astaxanthin product in the field of animal feed and animal nutrition. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. There can be no assurance that any of the Company's potential products will satisfy applicable regulatory requirements. See "Description of Business--Government Regulation and Product Testing."

     The Company is subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Description of Business--Government Regulation and Product Testing."

CONCENTRATION OF PRODUCTION CAPACITY; RELIANCE ON CLIMATIC CONDITIONS

     All of the Company's production capacity is currently located at the Hawaii Ocean Sciences Technology ("HOST") Business Park at Keahole Point, Kailua-Kona, Hawaii, on property leased from the

State of Hawaii and situated on a 200-year-old lava flow adjacent to a dormant volcano. The Company maintains minimal finished goods inventory. In the event that production at, or transportation from, such facility (or any facility that the Company might construct in the Hawaiian Islands) were interrupted by fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster, work stoppage, termination or suspension of the Company's facility lease by the State of Hawaii for public use or similar purposes, other regulatory actions or any other cause, the Company would be unable to continue to produce its products at such facility. Such an interruption would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Description of Business--The Aquasearch Solution" and "--Properties."

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

CONCENTRATION OF STOCK OWNERSHIP

     Based upon an aggregate of 68,564,013 shares of Common Stock outstanding at October 31, 1998, the Company's directors and executive officers, as a group, will beneficially own approximately 22.2% of the Company's outstanding Common Stock. As a result, these shareholders will have the ability to strongly influence the actions of the Board of Directors and the outcome of actions that are brought before the shareholders for approval. Such a high level of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

POSSIBLE VOLATILITY OF STOCK PRICE; LIMITED LIQUIDITY; ABSENCE OF DIVIDENDS

     The market price of the Company's Common Stock has experienced, and may continue to experience, a high level of volatility, as frequently occurs with publicly traded life sciences companies and many companies whose securities trade on the NASD Electronic Bulletin Board. See " Factors That May Affect Future Operating Results--Risks Associated with Low-Priced Over-The-Counter" Securities." Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential benefits relating to products under development by the Company or its competitors, general regulatory developments affecting the Company's products in both the United States and foreign countries, market conditions for life sciences companies in general and economic and other internal and external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the Company's business or the future market price of the Common Stock. Since the Company's initial public offering of Common Stock in January 1989, the average daily trading volume in the Common Stock as reported on the NASD Electronic Bulletin Board has been relatively low. See "Price Range of Common Stock." There can be no assurance that a more active public trading market will ever develop for the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to do so for the foreseeable future. See "Dividend Policy."

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

     The Company intends to apply for listing on the Nasdaq SmallCap Market as soon as it meets the eligibility requirements. Under recently implemented Nasdaq rules, in order to be eligible for listing on the Nasdaq SmallCap Market:
(i) the Company's Common Stock must have a minimum bid price of $4.00; (ii) the Company must have minimum tangible net assets (total assets less total liabilities and goodwill) of $4.0 million or a market capitalization of at least $50 million or net income of at least $750,000 in two of the three prior years;
(iii) the Company must have a public float of at least one million shares with a market value of at least $5 million; and (iv) the Common Stock must have at least three market makers and be held of record by at least 300 shareholders.
If at any time the Company were to satisfy all listing requirements other than the minimum bid price of $4.00 per share, then the Board of Directors is likely to recommend that the Company effect a reverse stock split in order to meet this minimum trading price listing requirement. Any such reverse stock split would require shareholder approval. There can be no assurance that at any time the Company would be able to satisfy some or all listing requirements or that any proposed reverse stock split will be approved by the shareholders or successfully implemented following such approval.

POTENTIAL ADVERSE EFFECT OF EXERCISE OF WARRANTS AND SALES OF WARRANT COMMON STOCK.

     As of October 31, 1998, the Company had outstanding 5,347,244 Common Stock Purchase Warrants that have an exercise price of $1.00 (the "Warrants") per share, 3,418,713 Common Stock Purchase Warrants that have an exercise price of $0.50 per share, and 25,974 Common Stock Purchase Warrants that have an exercise price of $0.21 per share. The exercise of the outstanding Warrants will dilute the percentage ownership of the holders of the Common Stock, and any sales in the public market of Common Stock issuable upon the exercise of the Warrants (the "Warrant Common Stock") may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such Warrants can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the outstanding Warrants.

POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS

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

SHARES ELIGIBLE FOR FUTURE SALE

     As of October 31, 1998, the Company the Company had 68,564,013 shares of Common Stock outstanding. Of the shares outstanding, 66,277,279 have either been registered under the Securities Act or are freely tradable without volume limitations under Rule 144(k) under the Securities Act.

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

YEAR 2000 COMPLIANCE

     The Company believes that its financial, operational and other information systems, with limited modifications, will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's
systems and related software are presently Year 2000 compliant.   The Company
has plans to upgrade its accounting system and bring its remaining systems and software into compliance. The Company expects to complete this process during the 1999 fiscal year. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues and does not anticipate future expenditures to have a material impact on its financial position or operating results.

     In addition to in-house efforts, the Company is discussing with its significant vendors, customers, banks and other third parties whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness. The Company expects to complete this process during the first half of 1999. The Company will not be able to completely assess its Year 2000 readiness until such third parties assure the Company of their Year 2000 compliance. To date, the Company has not been notified of any such noncompliance by any material third party. However, there can be no assurance that these third parties will not have Year 2000 problems that will affect the Company.

     Based on the activities performed to date and subject to verification from major vendors, customers, banks and other third parties, the Company does not believe that the Year 2000 issue will have a material adverse effect on its business or results of operations. However, the Company's or any material third party's failure to identify or correct a Year 2000 problem could result in an interruption or failure in the Company's operations. Such interruption or failure could have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners.

     At this time, the Company does not have a comprehensive contingency plan with respect to the Year 2000 issue. However, if the Company identifies significant risks related to Year 2000 noncompliance by the Company or any material third parties, the Company will develop contingency plans as deemed necessary at that time.

ITEM 7.  FINANCIAL STATEMENTS

     Audited balance sheets as of October 31, 1998, 1997 and 1996 and the related statements of loss and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 1998, 1997 and 1996 (and from inception to October 31, 1998) together with related notes and the reports of Ernst & Young LLP., independent auditors, appear on pages F-1 through F-20 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 1998 or fiscal 1997.

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Aquasearch and their respective ages and positions with Aquasearch are set forth in the following table.


NAME                               AGE    POSITION
----                               ---    --------
Mark E. Huntley, Ph.D. . . . .     48     President, Chief Executive Officer,
                                          and Chairman
Pearn P. Niiler, Ph.D. . . . .     60     Director
Earl S. Fusato . . . . . . . .     51     Chief Financial Officer, Secretary
                                          and Director
Edward E. David, Ph.D. . . . .     73     Director
David G. Watumull. . . . . . .     48     Executive Vice-President, Strategic
                                          Development and Corporate Finance

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

     EARL S. FUSATO joined the Company as Chief Financial Officer in April 1997. Mr. Fusato served as chief financial officer for RESCO, Inc., a Hawaii based real estate firm from 1992 to 1994, and as a sales representative and consultant in the real estate industry from 1994 to April 1997. During the period from 1983 to 1992, Mr. Fusato served in various financial positions with VeriFone, Inc., including Vice President,

Finance from 1983 to 1987 and Treasurer from 1987 to 1990. Prior to that, Mr. Fusato spent 13 years as an auditor at KPMG Peat Marwick, LLP and Ernst & Young, LLP. Mr. Fusato is a Certified Public Accountant.

     EDWARD E. DAVID, PH.D., has served as a director of the Company since September 1997. Dr. David is currently President of EED, Inc., an industrial and governmental consulting firm, and Vice President and Principal of the Washington Advisory Group, a science and technology consulting firm. Dr. David served as President of Exxon Research and Engineering from 1977 to 1986; as Executive Vice President of Research and Development of Gould Inc. and as President of Gould Laboratories from 1973 to 1977; and as Executive Director of the Communications Systems Division of Bell Laboratories from 1965 to 1970. Dr. David served as Science Advisor to the President of the United States and Director of the White House Office of Science and Technology from 1970 to 1973. Dr. David holds 12 honorary degrees, has received numerous national awards and is a member of the National Academy of Engineering and the National Academy of Sciences. Dr. David serves as director of Intermagnetics General Corp., Spacehab Inc., InterVU, Inc., Medjet Inc. and Protein Polymer Technologies, Inc.

     DAVID G. WATUMULL joined the Company in 1998 as Executive Vice-President, Strategic Development and Corporate Finance; he is responsible for new business development and corporate capital needs. As a consultant to the Company since September 1997, Mr. Watumull has been instrumental in securing most of the additional $5 million raised by Aquasearch in the last eighteen months. Mr. Watumull served as Senior Vice-President at First Honolulu Securities, Inc., a Honolulu based broker-dealer and investment banker, and as its Chief Investment Officer of its asset management division from 1993 to 1997. At First Honolulu Securities, Mr. Watumull was responsible for a $1.3 million private placement financing secured through First Honolulu Securities for Aquasearch. Mr. Watumull participated in the negotiations leading to the Letters of Intent with
C. Brewer Ltd. and Inflazyme Pharmaceuticals.   From 1993 to 1997 at First
Honolulu Securities, Mr. Watumull was a biotechnology industry analyst with clients that included the Wisconsin State Investment Board. Prior to 1993, Mr. Watumull owned his own investment management firm specializing in biotechnology. From 1983 to 1992, he was a money manager and retail broker at Paine Webber.
Mr. Watumull attended Claremont Men's College (now Claremont McKenna), majoring in Mathematics.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the information, on an accrual basis, with respect to the compensation of the Executive Officers of the Company for the three fiscal years ended October 31, 1998.




                          YEAR ENDED       SALARY/OTHER                          NO. OF SECURITIES
   NAME AND POSITION      OCTOBER 31,      COMPENSATION       STOCK AWARDS      UNDERLYING OPTIONS
-----------------------   -----------      ------------       ------------      ------------------
Mark E. Huntley, Ph.D.,      1998          $   67,083(1)         $   0                    0
President and Chief          1997          $        0(1)         $   0                    0
Executive Officer            1996          $        0(1)         $   0                    0

David G. Watumull            1998          $  115,000(2)         $   0                    0
Executive V.P.




(1) Dr. Huntley has at all times during 1996, 1997, and part of 1997 served as a consultant to the Company while continuing his employment as a research biologist at Scripps Institute of Oceanography, University of California, San Diego. Pursuant to the rules and regulations of the Commission, however, Dr. Huntley's position as President and Chief Executive Officer of the Company qualifies him as an employee of the Company. Notwithstanding this, all compensation paid to Dr. Huntley through April 1, 1998 has been as though he was an independent consultant to the Company.

(2) Mr. Watumull became an employee and an officer of the Company on July 1, 1998. Prior to that date, Mr. Watumull served as a consultant to the Company. The Compensation amount reflects the total compensation paid to him during fiscal 1998.

OPTION GRANTS IN FISCAL 1998

     There were no grants of stock options made to executive officers and directors during the fiscal year ended October 31, 1998.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR

     No stock options or stock appreciation rights were exercised by any executive officers or directors of the Company during the fiscal year ending October 31, 1998.

OPTION VALUES

     The following table sets forth information with respect to the value of unexercised options held by executive officers as of October 31, 1998:

                            FISCAL YEAR-END OPTION VALUES



                                                      NUMBER OF                  VALUE OF UNEXERCISED IN-THE-MONEY
                                           SECURITIES UNDERLYING UNEXERCISED               OPTIONS AT
                                              OPTIONS AT FISCAL YEAR END                FISCAL YEAR END(1)
                                              --------------------------                ------------------
NAME                                        EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                                        -----------       -------------       -----------       -------------
Mark E. Huntley, Ph.D.,
President and
Chief Executive Officer...............       1,665,250             -0-             $212,319              -0-

David G. Watumull,
Executive Vice President..............         312,000          760,000               -0-                -0-

(1) Value of unexercised options is based on the closing bid price of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on October 30, 1998 ($0.19) minus the exercise price.

LTIP AWARDS DURING FISCAL YEAR

     No long term incentive plan awards were made to any executive officers or directors of the Company during the fiscal year ending October 31, 1998.

COMPENSATION OF DIRECTORS

     As of October 31, 1998, no director had received any compensation for any service provided to the Company as a director.

EMPLOYMENT CONTRACTS

     There are currently no employment contracts or change-in-control arrangements between the Company and any director or executive officer.

EMPLOYEE BENEFIT PLANS

     1997 EMPLOYEE COMPENSATION PACKAGE. In October 1997, the Board of Directors adopted the 1997 Employee Compensation Package. The 1997 Employee Compensation Package provides for employee compensation to consist of three components: (i) base salary; (ii) a cash bonus, equal to 25% of quarterly salary, payable at the end of each quarter, but only if the Company's performance equals or exceeds certain cost, revenue and achievement targets jointly agreed to by management; and (iii) an annual award of stock options to all employees under the 1996 Stock Option Plan.

     1996 STOCK OPTION PLAN. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees and consultants. A total of 5,000,000 shares of Common Stock have been reserved for issuance under the 1996 Stock Option Plan, all of which are currently available for grant. The 1996 Stock Option Plan will be administered by the Board of Directors, except that with respect to option grants to executive officers, the 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Options and stock purchase rights granted under the 1996 Stock Option Plan will vest as determined by the relevant administrator, and may accelerate and become fully vested in the event of an acquisition of the Company if so determined by the relevant administrator. The exercise price of options and stock purchase rights granted under the 1996 Stock

Option Plan will be as determined by the relevant administrator, although the exercise price of incentive stock options must be at least equal to the fair market value of the Company's Common Stock on the date of grant. The Board of Directors may amend or modify the 1996 Stock Option Plan at any time. The 1996 Stock Option Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 31, 1998 for
(i) each entity or group that is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each director, (iii) each executive officer and (iv) the Company's directors and officers as a group. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company's knowledge, each shareholder identified in the table possesses voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.



                                                                                                             PERCENTAGE OF
                                                   NATURE OF                   NUMBER OF SHARES                 SHARES
                                                   BENEFICIAL                   BENEFICIALLY                 BENEFICIALLY
 DIRECTORS AND OFFICERS(1)                         OWNERSHIP                       OWNED                        OWNED(1)
------------------------------------------------   ----------                  ----------------              -------------
Mark E. Huntley, Ph.D.(2)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................      Direct                      5,683,186                       8.1%

Earl S. Fusato (3)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................      Direct                      8,454,529                       11.9%




Pearn P. Niiler, Ph.D. (4)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................      Direct                      1,918,402                       2.7%

Edward E. David, Sc.D. (5)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................      Direct                      150,000                          *

David Watumull (6)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................      Direct                      312,000                          *

All directors and officers as a group (5 persons)                                 16,518,117                     22.2%

5% SHAREHOLDERS
------------------------------------------------
Jean Sawyer Weaver Trust, Jean S. Weaver,
Trustee (7)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................      Direct                      7,541,223                      10.8%

Gregory F. Kowal(8)
900 Fort  Street, #950
Honolulu, Hawaii 96822..........................      Direct                      4,746,735                      6.8%

---------------------

*    Less than one percent


(1) Applicable percentage of beneficial ownership before the offering made hereby is based on 68,564,013 shares outstanding as of October 31, 1998, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules and regulations of the Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after October 31, 1998 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other shareholder.
(2) Includes options to purchase 1,665,250 shares of Common Stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum.
(3) Includes options to purchase 500,000 shares and 1,000,000 shares of Common Stock at an exercise price of $0.36 and $1.00 per share, respectively, that are exercisable within 60 days of October 31, 1998 and warrants to acquire 115,384 and 873,713 shares of Common Stock at $1.00 and $0.50 per share, respectively, that are immediately exercisable.
(4) Includes options to purchase 1,291,050 shares of Common Stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum.
(5) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $0.25 that are immediately exercisable.
(6) Includes options to purchase 312,000 shares at an exercise price of $0.25 per share that are immediately exercisable.
(7) Includes warrants to acquire 1,100,000 shares of Common Stock at $0.50 per share that are immediately exercisable.
(8) Includes warrants to acquire 476,190 and 500,000 shares of Common Stock at $1.00 and $0.50 per share, respectively, that are immediately exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September and October 1998, the Company issued one-year convertible notes amounting to $300,000 to certain of its shareholders. The holders of these notes have an option to convert to the Company's Common Stock. The convertible notes carry an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes. Gregory Kowal, the beneficial owner of over 5% of the Company's Common Stock, purchased $150,000 worth of the notes.

     In July 1998, the Company entered into a loan agreement with David Watumull, its Executive Vice-President of Strategic Development and Corporate Finance. Under the terms of the loan agreement and the related promissory note, the Company loaned Mr. Watumull $50,000, plus $3,500 per month and interest payments during the life of the loan. The promissory note has an interest rate of 9 percent per annum and is secured by Mr. Watumull's common stock options.

     From February to March 1998, the Company sold to Earl Fusato, its Chief Financial Officer, Secretary, and a member of its Board of Directors, certain short-term notes in the aggregate principal amount of $250,000 with an interest rate of 10% per annum. The notes were payable in full on September 30, 1998. In connection with the issuance of the notes, the Company issued to Mr. Fusato warrants to purchase a total of 113,713 shares of its Common Stock. The warrants have an exercise price of $0.50 per share and have a term of three years. In October 1998, the principal and accrued interest on this note amounting to $265,000 was refinanced into a one-year convertible note. The convertible note payable carries an interest rate of 10% per annum and warrants to purchase 100 shares of common stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes. At October 31, 1998 none of the described warrants were issued.

     During the period from June 1997 to September 1998, the Company sold $3,305,000 aggregate principal amount of Convertible Notes ("1998 Convertible Notes") to a total of twelve "accredited investors" as defined under Rule 501 of the Securities Act (the "Selling Security Holders"). In connection with the issuance of the 1998 Convertible Notes, the Company also issued to the Selling Security Holders a total of 3,305,000 Warrants (the "1998 Warrants") to purchase a total of 3,418,713 shares of Common Stock. The 1998 Warrants have an exercise price of $0.50 per share and have a term of three years. As part of this transaction, the Earl S. Fusato Revocable Trust, Earl S. Fusato, Trustee, purchased a $760,000 Convertible Note and 760,000 Warrants. Between July and September 1998, the Selling Security Holders converted the 1998 Convertible Notes into 20,075,648 shares of Common Stock.

     In April 1997, the Company sold 1,000,000 shares of Common Stock at $0.21 per share to Mr. Fusato. The total proceeds to the Company were $210,000. No underwriter was used. This offering was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

     During the period from October 1996 to April 1997, the Company sold an aggregate of 5,044,570 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), in a private placement under
Section 4(2) of the Securities Act of 1933, as amended. During the course of the private placement, the Earl S. Fusato Revocable Living Trust purchased 115,384 Units at $0.26 per Unit. The Warrants have a term of three years and are exercisable at $1.00 per share, subject to adjustment. The Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share (subject to adjustment) for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. The gross proceeds from this offering were $1,275,980.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
3.1*        Articles of Incorporation of Registrant

3.2+        Articles of Amendment of Articles of Incorporation, filed
            October 4, 1996

3.3*        By-laws of Registrant

4.1+        Form of 1996 Bridge Loan Note

4.2+        Form of 1997 Private Placement Warrant

4.3++       Form of 1998 Convertible Note

4.4++       Form of 1998 Warrant

4.5++       Form of 1998 Note and Warrant Purchase Agreement

10.2# Stock Subscription Agreement between Cultor Ltd. And the Company dated May 14, 1996

10.3+       The Amended Keahole Pointe Facilities Use Agreement dated August
            22, 1996 by and between the National Energy Laboratory of Hawaii
            Authority and the Company

10.4$       Letter of Intent between C. Brewer and Company Limited and the
            Company

27.1        Financial Data Schedule

* Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.

# Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed September 13, 1996.

+ Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

$ Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 1996.

++ Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed October 28, 1998.


REPORTS ON FORM 8-K

     No reports were filed during the last quarter of year ended October 31, 1998.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on January 27, 1999, on its behalf by the undersigned, thereunto duly authorized.

                                             AQUASEARCH, INC.


                                             By  /s/ Mark E. Huntley
                                               --------------------------
                                                  Mark E. Huntley
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                                           Date



/s/ Mark E. Huntley                                      January 27, 1999
-------------------------------
Mark E. Huntley
Director, President, CEO & Chairman of the
Board of Directors



/s/ Pearn P. Niiler                                      January 27, 1999
-------------------------------
Pearn P. Niiler
Director



/s/ Earl S. Fusato                                       January 27, 1999
-------------------------------
Earl S. Fusato
Director, Chief Financial Officer, Principal
Accounting Officer



/s/ Edward E. David                                      January 27, 1999
-------------------------------
Edward E. David, Ph.D.
Director

                              FINANCIAL STATEMENTS

                                AQUASEARCH, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)


                          INDEX TO FINANCIAL STATEMENTS


 Report of Independent Auditors.....................................................F-2

 Audited Financial Statements:

 Balance Sheets as of October 31, 1996, 1997 and 1998...............................F-3

 Statements of Loss and Accumulated Deficit from Inception to October 31, 1998 and for the Fiscal Years Ended October 31,
   1996, 1997 and 1998..............................................................F-4

 Statements of Cash Flows from Inception to October 31, 1998 and for the Fiscal Years Ended October 31, 1996, 1997 and 1998...................F-5

 Statements of Stockholders' Equity (Deficit) from Inception to
   October 31, 1998.................................................................F-6

 Notes to Financial Statements.....................................................F-10

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Aquasearch, Inc.

We have audited the accompanying balance sheets of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1998, 1997 and 1996, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from inception to October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of and for the period from inception to October 31, 1995, were audited by other auditors whose report dated December 2, 1995 except for Note 5 dated January 26, 1996, and Note 8 dated April 6, 1997, expressed an unqualified opinion on those statements. The financial statements for the period from inception to October 31, 1995 include no revenues and a net loss of $1,616,518. Our opinion on the statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the period from inception to October 31, 1998, insofar as it relates to amounts for prior periods through October 31, 1995, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and the period from inception to October 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 1998 raise substantial doubt about its ability to continue as a going concern. The October 31, 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Ernst & Young LLP

January 27, 1999
Honolulu, Hawaii

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                   October 31
                                                                     -------------------------------------------
                                                                        1998            1997            1996
                                                                     -----------     -----------     -----------
Assets
Current assets:
     Cash .......................................................... $   151,473     $    47,006     $   187,166
     Cash in escrow ................................................           -               -         460,980
     Accounts receivable ...........................................           -           1,219           1,933
     Prepaid expenses ..............................................      48,703          24,439           5,534
     Refundable deposits ...........................................       3,081           4,570           3,145
                                                                     -----------     -----------     -----------
Total current assets ...............................................     203,257          77,234         658,758
                                                                     -----------     -----------     -----------

Note receivable from officer  (Note 4)..............................      50,000               -               -
Notes receivable ...................................................      59,696          30,516               -
Plant and equipment:
     Plant .........................................................   2,519,044         738,889         676,709
     Equipment .....................................................     167,203         173,052          68,349
     Less accumulated depreciation .................................    (201,292)       (104,894)        (35,876)
                                                                     -----------     -----------     -----------
Net plant and equipment ............................................   2,484,955         807,047         709,182
Total assets ....................................................... $ 2,797,908     $   914,797     $ 1,367,940
                                                                     ===========     ===========     ===========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable .............................................. $ 1,084,829     $   446,344     $   466,165
     Deposits held                                                             -               -         460,980
     Notes payable .................................................     315,000         215,000         150,000
     Note payable to officer (Note 2)...............................     265,000         360,000               -
                                                                     -----------     -----------     -----------
 Total current liabilities .........................................   1,664,829       1,021,344       1,077,145
                                                                     -----------     -----------     -----------
Stockholders' Equity (Deficit)
     Preferred stock (5,000,000 shares authorized) (Note 1)                    -               -               -
     Common stock ($0.0001 par value, 100,000,000 shares
     authorized, 68,564,013, 47,819,881 and 40,829,331
     shares outstanding at October 31, 1998, 1997 and 1996
     respectively) .................................................       7,979           5,904           5,204
     Additional paid-in capital ....................................   8,189,414       4,699,470       3,234,309
     Deficit accumulated during the development stage ..............  (7,064,314)     (4,811,921)     (2,948,718)
                                                                     -----------     -----------     -----------
Total stockholders' equity (deficit) ...............................   1,133,079        (106,547)        290,795
                                                                     -----------     -----------     -----------
Total liabilities and stockholders' equity (deficit) ............... $ 2,797,908     $   914,797     $ 1,367,940
                                                                     ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                                                    For the years ended October 31,
                                                                           -------------------------------------------------
                                                       From inception to
                                                          October 31,
                                                              1998             1998               1997               1996
                                                       -----------------   --------------    --------------   --------------
Operations
Sales .................................................  $     11,077       $          -      $      1,077      $     10,000
Cost of sales .........................................        23,464                  -             2,238            21,226
                                                       -----------------   --------------    --------------   --------------
Gross loss from operations ............................       (12,387)                 -            (1,161)          (11,226)

Research and development costs ........................     3,053,302          1,166,766           793,770           648,601
General and administrative expenses ...................     3,669,368            964,120         1,072,051           640,702
                                                       -----------------   --------------    --------------   --------------
Loss from operations ..................................    (6,735,057)        (2,130,886)       (1,866,982)       (1,300,529)
Other Income (Expense)
Interest ..............................................      (126,337)          (121,155)            4,465             2,597
Other .................................................        (7,054)              (352)             (686)                -
Investment in joint venture ...........................      (147,096)                 -                 -                 -
                                                       -----------------   --------------    --------------   --------------
Total other income (expense) ..........................      (280,487)          (121,507)            3,779             2,597
                                                       -----------------   --------------    --------------   --------------

Loss before income taxes and extraordinary item .......    (7,015,544)        (2,252,393)       (1,863,203)       (1,297,932)
Extraordinary item - loss on write down of
assets to liquidation basis ...........................       (14,502)                 -                 -                 -
Loss before income taxes ..............................    (7,030,046)        (2,252,393)       (1,863,203)       (1,297,932)
Federal and State income taxes ........................             -                  -                 -                 -
Net loss ..............................................    (7,030,046)        (2,252,393)       (1,863,203)       (1,297,932)
Accumulated Deficit
Balance, beginning of period ..........................       (34,268)        (4,811,921)       (2,948,718)       (1,650,786)
                                                       -----------------   --------------    --------------   --------------
Balance, end of period ................................  $ (7,064,314)      $ (7,064,314)     $ (4,811,921)     $ (2,948,718)
                                                       =================   ==============    ==============   ==============
Loss per share ........................................  $      (0.27)      $      (0.04)     $      (0.04)     $      (0.03)
                                                       =================   ==============    ==============   ==============
Weighted average shares outstanding ...................    25,701,408         52,697,095        44,646,653        37,679,955
                                                       =================   ==============    ==============   ==============

                             SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                            For the years ended October 31,
                                                                                  -------------------------------------------------
                                                             From inception to
                                                              October 31, 1998         1998              1997             1996
                                                              -----------------   --------------    --------------   --------------
Cash Flows from Operating Activities
Net loss ..................................................... $(7,030,046)        $(2,252,393)       $(1,863,203)     $(1,297,932)

Adjustments to reconcile net loss to net cash used in
operating activities:
     Amortization ............................................       3,527                   -                  -                -
     Depreciation ............................................     206,999              96,398             69,018           35,556
     Expenses paid with common stock .........................     801,198              45,879            311,154           62,800
     Loss on write down of assets to liquidation basis .......       5,392                   -                  -                -
     Changes in:
         Other current assets ................................     (51,583)            (22,775)           (20,330)           3,033
         Receivables .........................................           -               1,219                714           33,067
         Accounts payable ....................................   1,001,116             638,485            (19,821)         232,968
         Deposits held .......................................           -                   -           (460,980)         460,980
                                                              -----------------   --------------    --------------   --------------
Cash used in operating activities ............................  (5,063,397)         (1,493,187)        (1,983,448)        (469,528)

Cash Flows from Investing Activities
Purchase of fixed assets .....................................  (2,595,831)         (1,774,306)          (166,883)        (329,099)
                                                              -----------------   --------------    --------------   --------------
Cash used in investing activities ............................  (2,595,831)         (1,774,306)          (166,883)        (329,099)

Cash Flows from Financing Activities
Cash (held in) released from escrow ..........................           -                   -            460,980         (460,980)
Increase in notes receivable .................................    (109,696)            (79,180)           (30,516)               -
Issuance of common stock .....................................   7,582,462           3,446,140          1,320,129        1,326,600
Increase in notes payable ....................................     609,800               5,000            425,000          150,000
Offering costs ...............................................    (271,919)                  -           (165,422)         (57,035)
                                                              -----------------   --------------    --------------   --------------
Cash provided by financing activities ........................   7,810,647           3,371,960          2,010,171          958,585
                                                              -----------------   --------------    --------------   --------------

Net increase (decrease) in cash ..............................     151,419             104,467           (140,160)         159,958
Cash, beginning of the period ................................          54              47,006            187,166           27,208
                                                              -----------------   --------------    --------------   --------------

Cash, end of the period ...................................... $   151,473         $   151,473        $    47,006      $   187,166
                                                              =================   ==============    ==============   ==============

                             SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       FROM INCEPTION TO OCTOBER 31, 1998

                                                                                       Common Stock
                                                      -----------------------------------------------------------------------------
                                                                                                                          Total
                                                                                       Additional                      Stockholders'
                                                       Number of                         Paid-in       Accumulated        Equity
                                                        Shares          Amount           Capital         Deficit         (Deficit)
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1988 ..........................   20,000,000     $     2,000      $    72,730     $  (101,984)    $   (27,254)

Sale of stock ($0.05 per share) ....................    4,000,000             400          166,291               -         166,691
Treasury shares acquired at no cost ................  (11,198,838)              -                -               -               -
Exercise of A warrants for stock
     ($0.12 per share) .............................      556,000              56           66,664               -          66,720
Loss for the year ended
     October 31, 1989 ..............................            -               -                -        (183,333)       (183,333)
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1989 ..........................   13,357,162           2,456          305,685        (285,317)         22,824
Sale of stock ($0.07 per share) ....................      140,000              14            9,786               -           9,800
Stock issued for services ($0.05 per share) ........      300,000              30           13,515               -          13,545
Exercise of A warrants for stock
     ($0.12 per share) .............................    2,792,000             279          328,540               -         328,819
Loss for the year ended
     October 31, 1990 ..............................            -               -                -        (163,839)       (163,839)
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1990 ..........................   16,589,162           2,779          657,526        (449,156)        211,149
Sale of stock ($0.04 per share) ....................      125,000              13            5,987               -           6,000
Stock issued in consideration for loans
      ($0.04 per share) ............................      290,000              29           11,571               -          11,600
Loss for the year ended October 31, 1991 ...........            -               -                -        (251,401)       (251,401)
                                                      -----------     -----------      -----------     ------------    ------------

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                                                                            Common Stock
                                              ------------------------------------------------------------------------------
                                                                                                                  Total
                                                                               Additional                      Stockholders'
                                               Number of                         Paid-in       Accumulated        Equity
                                                Shares          Amount           Capital          Deficit        (Deficit)
                                              -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1991 ...................  17,004,162      $    2,821       $  675,084      $ (700,557)      $  (22,652)
Sale of stock ($0.15 per share) .............      20,000               2            2,998               -            3,000
Stock issued for services ($0.0001 to
      $0.04 per share) ......................     453,500              45            6,134               -            6,179
Loss for the year ended
     October 31, 1992 .......................           -               -                -         (81,128)         (81,128)
                                              -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1992 ...................  17,477,662           2,868          684,216        (781,685)         (94,601)
Sale of stock ($0.08 per share) .............   3,175,000             318          244,071               -          244,389
Stock issued for services
     ($0.08 per share) ......................     673,751              68           54,083               -           54,151
Conversion of notes and advances for
      stock ($0.08 per share) ...............     861,900              87           69,315               -           69,402
Loss for the year ended .....................           -               -                -        (142,198)        (142,198)
     October 31, 1993
                                              -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1993 ...................  22,188,313           3,341        1,051,685        (923,883)         131,143
Sale of stock ($0.03 per share) .............     250,000              25            7,475               -            7,500
Stock issued for services
     ($0.08 per share) ......................   1,025,000             101           81,900               -           82,001
Loss for the year ended
     October 31, 1994 .......................           -               -                -        (240,090)        (240,090)
                                              -----------     -----------      -----------     ------------    ------------

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)


                                                                                    Common Stock
                                                      ------------------------------------------------------------------------------
                                                                                                                          Total
                                                                                       Additional                      Stockholders'
                                                       Number of                         Paid-in       Accumulated        Equity
                                                        Shares          Amount           Capital          Deficit        (Deficit)
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1994 ........................... 23,463,313      $     3,467       $1,141,060      $(1,163,973)    $   (19,446)

Sale of stock ($0.0625 to $0.10 per share) ..........  7,622,500              762          550,883                -         551,645
Stock issued for services ($0.10 per share) .........    177,875               18           12,974                -          12,992
Reissue stock previously canceled
     at no cost .....................................  1,320,000              132             (132)               -               -
Loss for the year ended
     October 31, 1995 ...............................          -                -                -         (288,813)       (288,813)
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1995,
     as previously reported ......................... 32,583,688            4,379        1,704,785       (1,452,786)        256,378
Correction of reissuance of stock
      previously canceled (NOTE 8) ..................          -                -          198,000         (198,000)              -
                                                      -----------     -----------      -----------     ------------    ------------
Balance, October 31, 1995, as restated .............. 32,583,688            4,379        1,902,785       (1,650,786)        256,378
Sale of stock ($0.125 to $0.50 per share) . .........  7,901,643              791        1,268,758                -       1,269,549
Stock issued for services ($0.125 to
     $0.62 per share) ...............................    344,000               34           62,766                -          62,800
Loss for the year ended
     October 31, 1996 ...............................          -                -                -       (1,297,932)     (1,297,932)
                                                      -----------     -----------      -----------     ------------    ------------

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)


                                                                            Common Stock
                                              ------------------------------------------------------------------------------
                                                                                                                  Total
                                                                               Additional                      Stockholders'
                                               Number of                         Paid-in       Accumulated        Equity
                                                Shares          Amount           Capital          Deficit        (Deficit)
                                             -----------     -----------      ------------     ------------    ------------
Balance, October 31, 1996 ..................  40,829,331     $     5,204       $ 3,234,309     $(2,948,718)    $   290,795

Sale of stock ($0.21 to $0.44 per
      share) ...............................   5,095,727             510         1,123,681               -       1,124,191
Stock issued for services ($0.17 to
     $0.892 per share) .....................     103,138              11            35,336               -          35,347
Exercise of options for stock
     ($0.625 per share) ....................     488,250              49            30,467               -          30,516
Penalty shares ($0.2116 per share)
       (NOTE 2) ............................   1,303,435             130           275,677               -         275,807
Loss for the year ended October 31,
     1997 ..................................           -               -                 -      (1,863,203)     (1,863,203)
                                             -----------     -----------      ------------     ------------    ------------
Balance, October 31, 1997 ..................  47,819,881     $     5,904       $ 4,699,470     $(4,811,921)    $  (106,547)
Issuance of stock on conversion of
Convertible Note Payable ($0.16 to
$0.19 per Share) ...........................  20,075,648           2,008         3,414,953               -       3,416,961
Stock issued for services ($0.22 to
     $0.25 per share) ......................     201,622              20            45,859               -          45,879
Exercise of options for stock
     ($0.625 per share) ....................     466,862              47            29,132               -          29,179
Loss for the year ended October 31,
     1998 ..................................           -               -                 -      (2,252,393)     (2,252,393)
                                             -----------     -----------      ------------     ------------    ------------
Balance, October 31, 1998 ..................  68,564,013     $     7,979       $ 8,189,414     $(7,064,314)    $ 1,133,079
                                             ===========     ===========      ============     ============    ============

                             SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996

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

BASIS OF PRESENTATION

     The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception totaling approximately $7 million. At October 31, 1998, the Company had a working capital deficit of approximately $1.5 million. During the year ended October 31, 1998, the Company sold additional shares of stock through a private placement and issued convertible notes, which were sufficient to fund its immediate operating financial needs.

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

     The agreement also provides that Cultor and Aquasearch may, at Cultor's option, mutually develop a joint venture company for the sole purpose of producing and selling natural astaxanthin in the field of animal feed and animal nutrition. Pursuant to this arrangement, Aquasearch would contribute a natural astaxanthin production facility in return for its 50% stake in the new company and Cultor would contribute cash equal to the appraised value of the facility for its 50% stake.

     In connection with the execution of the agreement, Cultor purchased 400,000 shares of the Company's common stock at a purchase price of $0.50 per share.

     The Company has begun its expansion of its present one-acre research and development facility to a four-acre research and development/production facility to meet its initial agreed on target production requirement under the Cultor Agreement.

     The Company currently projects that it will require between $2.0 and $2.5 million in operating capital in 1999, before any planned capital expenditures. The Company is presently pursuing additional sources of capital in order to maintain and expand its operations in fiscal 1999. These capital sources include government contracts and grants, product sales, license agreements and equity and debt financing.

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

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 1998.

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

     In November 1996, the Company executed a letter of intent with C. Brewer and Company, Limited (C. Brewer) with respect to the acquisition of between 80 and 90 acres of property on the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding common stock of the Company. In connection with this transaction, C. Brewer also acquired a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.25 per share. This transaction has not been consummated as of October 31, 1998.

     From February to March 1998, the Company sold to an officer/director of the Company certain short-term notes amounting to $250,000 with an interest rate of 10% per annum. The notes were payable in full on September 30, 1998. In connection with the issuance of the notes, the Company issued warrants to purchase a total of 113,713 shares of its common stock. The warrants have an exercise price of $0.50 per share and have a term of three years. In October 1998, the principal and accrued interest on these notes amounting to $265,000 were refinanced into a one-year convertible note. The Company issued an additional $300,000 worth of convertible notes during the 1998 fiscal year. The $565,000 worth of convertible notes carry an interest rate of 10% per annum and warrants to purchase 1,000 shares of common stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes. At October 31, 1998 none of the described warrants were issued.

     During the period from June 1997 to September 1998, the Company sold $3,305,000 aggregate principal amount of convertible notes to a total of twelve "accredited investors". In connection with the issuance of the convertible notes, the Company also issued a total of 3,305,000 Warrants to purchase a total of 3,305,000 shares of common stock. The warrants have an exercise price of $0.50 per share and have a term of three years. As part of this transaction, an officer/director, purchased a $760,000 Convertible Note and 760,000 Warrants. Between July and September 1998, the $3,305,000 of convertible notes were converted into 20,075,648 shares of common stock.

     As of October 31, 1998, there were a total of 8,791,931 common stock purchase warrants issued and outstanding, of which 5,347,244 warrants had an exercise price of $1.00 per share, 3,418,713 warrants had an exercise price of $0.50 per share, and 25,974 warrants had an exercise price of $0.21 per share. No warrants were exercised during the year ended October 31, 1998. At October 31, 1998, the Company had reserved a sufficient number of shares of its common stock for issuance pursuant to the exercise of the warrants.

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

     In January 1998, the Company granted nonstatutory stock options to 14 employees for a total of 460,350 shares of the Company's common stock at an exercise price of $0.25 per share. The options vest over a period of five years and have a term of ten years.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%, expected dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.58, and an expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            Year Ended October 31,
                                       ---------------------------------------------------------------
                                            1996                    1997                     1998
                                       ---------------------------------------------------------------
     Pro forma net loss                $   1,373,932           $   2,115,244           $   2,359,333

     Pro forma loss per share          $       (0.04)          $       (0.05)          $       (0.04)

     A summary of the Company's stock option activity, and related information for the years ended October 31, 1997 and 1998 follows:

                                                            1997                              1998
                                             ----------------------------------------------------------------------
                                                               Weighted-Average                   Weighted-Average
                                                 Options        Exercise Price       Options       Exercise Price
                                             ----------------------------------------------------------------------
     Outstanding, beginning of year           6,357,462           $   0.11        9,970,263           $   0.26

     Granted                                  4,298,817               0.47          460,350               0.25

     Exercised                                 (488,250)              0.06         (466,862)              0.06

     Forfeited                                 (197,766)              0.26          (80,000)              0.25
                                              ---------                           ---------

     Outstanding, end of year                 9,970,263           $   0.26        9,883,751           $   0.26
                                              =========                           =========

     Exercisable, end of year                 7,191,000           $   0.20        7,313,000           $   0.22

     Common stock options of 463,250 and 466,862 exercised during the year ended October 31, 1997 and 1998, respectively, were in exchange for three-year notes receivable bearing interest at 5 percent per annum.

     Weighted-average exercise prices and fair values of options issued during the year ended October 31, 1997 and 1998 with exercise prices which equaled or exceeded the market prices of the Company's stock on the grant date follows:

                                           1997                                  1998
                            ---------------------------------------------------------------------
                                          Weighted-Average                     Weighted-Average
                                          ----------------                     ----------------
                                         Exercise    Fair                     Exercise      Fair
                            Options        Price    Value         Options      Price        Value
                            -------      --------   ------        -------     --------      -----
Options whose
exercise price
equaled the market
price of the stock on
the grant date             2,081,817      $0.33      $0.20              -      $  -         $   -

Options whose
exercise price
exceeded the market
price of the stock on
the grant date             2,217,000       0.59       0.07        460,350       0.25         0.12
                           ---------                              -------
Options issued during
the year                   4,298,817                              460,350
                           =========                              =======


     The following summarizes information about the Company's stock options outstanding at October 31, 1997 and 1998:

       1997                            Options Outstanding                               Options Exercisable
       ----                            -------------------                               -------------------
                                        Weighted-Average          Weighted-                                Weighted-
     Range of                               Remaining          Average Exercise                        Average Exercise
 Exercise Prices         Number         Contractual Life           Price               Number               Price
 ---------------        ---------      -------------------     ----------------        ------          ----------------
       $0.06            5,184,212           8.0 years                $0.06            5,184,000             $0.06

  $0.25 to $0.36        3,256,051              8.9                  0.30                477,000              0.30

  $0.50 to $1.00        1,530,000              9.3                  0.85              1,530,000              0.85
                        ---------                                                     ---------

                        9,970,263                                                     7,191,000
                        =========                                                     =========


       1998                            Options Outstanding                               Options Exercisable
       ----                            -------------------                               -------------------
                                        Weighted-Average          Weighted-                                Weighted-
     Range of                               Remaining          Average Exercise                        Average Exercise
 Exercise Prices         Number         Contractual Life           Price               Number               Price
 ---------------        ---------      -------------------     ----------------        ------          ----------------
       $0.06            4,717,350           7.0 years               $0.06             4,717,000             $0.06

  $0.25 to $0.36        3,631,401              8.2                  0.30              1,066,000              0.30

  $0.50 to $1.00        1,535,000              8.3                  0.85              1,530,000              0.85
                        ---------                                                     ---------

                        9,883,751                                                     7,313,000
                        =========                                                     =========

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

     The Company has also issued restricted stock for services to various officers, directors and members of the Scientific Advisory Board as follows:

                     Year            Number of Shares          Value
            ---------------------  --------------------   ----------------
                    1998                 234,000              $58,500
                    1997                 103,138              $39,016
                    1996                  40,000               $5,000

     In July 1998, the Company entered into a loan agreement with one of its officers. Under the terms of the agreement, the Company loaned the officer $50,000 at an interest rate of 9% per annum due in three years. The loan is secured by the officer's common stock options.

5.   INCOME TAXES

     Since its formation the Company has incurred net operating losses. As of October 31, 1998, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $6.5 million. The net operating loss carryforward for tax reporting purposes expires in the years from 1999 to 2018. The Company also has a research credit carryover approximating $150,000 which expires between the years 2003 and 2013.

     No deferred tax benefit or liability has been recorded for temporary differences between book and tax reporting due to the uncertainty of any eventual recovery or payment.

6.   INVESTMENT IN OCEANCOLOR, INC.

     In March 1993, the Company invested $50,000 in a joint venture (OceanColor, Inc.) with Cyanotech Corporation (Cyanotech). The Company and Cyanotech each owned 50% of OceanColor, Inc. During the year ended October 31, 1994, the Company invested an additional $97,100 in this joint venture. In November 1994, the joint venture was dissolved with the licensing rights to its proprietary technology reverting entirely to the Company. At the time of dissolution, there was approximately $7,500 of equipment in the joint venture which was distributed to the Company. (See Note 9)

7.   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

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

                                                                            As originally
                                                                                reported      As restated
                                                                            -------------     ------------
     Balance sheet:
          Additional paid-in capital..................................        $1,704,785       $1,902,785
          Deficit accumulated during the development stage............        (1,452,786)      (1,650,786)

     Statement of loss and accumulated deficit:
          General and administrative expenses.........................           195,171          393,171
          Net income (loss)...........................................          (288,813)        (486,813)
          Loss per share..............................................             (0.01)           (0.02)

     Statement of cash flows:
          Expenses paid with common stock.............................            12,998          210,998

9.   CONTINGENT LIABILITIES

     In July 1998, Cyanotech filed a complaint in the United States District Court for the District of Hawaii against the Company. In the Complaint, Cyanotech seeks declaratory judgment of noninfringement of the Company's U.S. Patent No. 5,541,056; invalidity of the Patent; and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech's use of closed system technology may violate its Patent and constitute misappropriation of trade secrets. The Company does not believe that Cyanotech's claims are meritorious.

     In September 1998, the Company filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of its Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech (See Note 6). The ultimate outcome of this dispute cannot be presently determined. Accordingly, no amounts have been accrued or reflected in the accompanying financial statements.