Form 10QSB
period 1999-01-31
AQUASEARCH INC
filed 1999-03-17
CIK 837490

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

     (Mark one)
         /X/  Quarterly Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                         For Quarter Ended January 31, 1999
                                         or
         / /  Transition Report Under Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

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

                                   (808) 326-9301
                (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
                  (Former Name, Former Address and Former Fiscal
                         Year, if Changed Since Last Report)

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


The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at January 31, 1999 was 70,963,112 shares.

                                 AQUASEARCH, INC.

                               FORM 10-QSB FOR THE
                          QUARTER ENDED JANUARY 31, 1999

                                     CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           Page
  ITEM 1:  FINANCIAL STATEMENTS

     BALANCE SHEETS                                                         3

     STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                             4

     STATEMENTS OF CASH FLOWS                                               5

  NOTES TO FINANCIAL STATEMENTS                                             6


  ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

     OVERVIEW                                                               7

     MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS             11

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                             12


PART II - OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS                                            15

     ITEM 2:  CHANGES IN SECURITIES                                        15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              15

     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

     ITEM 5:  OTHER INFORMATION                                            15

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             15

     SIGNATURE                                                             16

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets


                                                                    October 31,         January 31,
                                                                       1998                1999
                                                                     (Audited)          (Unaudited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     151,473        $     114,489
      Accounts receivable                                                    -                    -
      Prepaid expenses                                                  48,703               45,873
      Refundable deposits                                                3,081                3,006
                                                               -----------------------------------------
   Total current assets                                                203,257              163,368
                                                               -----------------------------------------

   Notes receivable from officer                                        50,000               50,000
   Notes receivable                                                     59,696               59,696
   Plant and equipment:
      Plant                                                          2,519,044            3,445,142
      Equipment                                                        167,203              174,893
      Less accumulated depreciation                                   (204,292)            (226,287)
                                                               -----------------------------------------
   Net plant and equipment                                           2,484,955            3,393,748
                                                               -----------------------------------------
   Total assets                                                  $   2,797,908        $   3,666,812
                                                               -----------------------------------------
                                                               -----------------------------------------

   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                           $   1,084,829        $   1,216,644
      Notes payable                                                    315,000              765,000
      Notes payable to officer                                         265,000              915,000
                                                               -----------------------------------------
   Total current liabilities                                         1,664,829            2,896,644
                                                               -----------------------------------------

   Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 100,000,000 shares
        authorized, 68,564,013 and 70,963,112 shares
        outstanding at October 31, 1998 and January 31, 1999,
        respectively)                                                    7,979                8,218
      Additional paid-in capital                                     8,189,414            8,587,744
      Deficit accumulated during the development stage              (7,064,314)          (7,825,794)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,133,079              770,168
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   2,797,908        $   3,666,812
                                                               -----------------------------------------
                                                               -----------------------------------------

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                   Statements of Loss and Accumulated Deficit

                                              For the Period From    For the Three      For the Three
                                                   Inception         Months Ended       Months Ended
                                                 To January 31,       January 31,        January 31,
                                                      1999               1999               1998
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Sales                                         $      11,077       $           -      $           -
  Cost of sales                                        23,464                   -                  -
                                              -----------------------------------------------------------
  Gross profit (loss)                                 (12,387)                  -                  -

  Research and development costs                    3,379,397             326,095            226,013
  General and administrative expenses               4,073,046             403,678            197,523
                                              -----------------------------------------------------------

  Loss from operations                             (7,464,830)           (729,773)          (422,536)

  Other Income (Expense)
  Interest                                           (157,497)            (31,160)           (18,832)
  Other                                                (7,301)               (247)                 -
  Investment in joint venture                        (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                       (311,894)            (31,407)           (81,832)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (7,776,724)           (761,180)          (442,368)

  Extraordinary item - loss on write down of
     assets to liquidation basis                      (14,502)                  -                  -
                                              -----------------------------------------------------------
  Loss before income taxes                         (7,791,226)           (761,180)          (442,368)

  Federal and State income taxes                            -                   -                  -
                                              -----------------------------------------------------------
  Net loss                                         (7,791,226)           (761,180)          (442,368)

  Accumulated Deficit
  Balance, beginning of period                        (34,268)         (7,064,314)        (4,811,921)
                                              -----------------------------------------------------------
  Balance, end of period                        $  (7,825,494)     $   (7,825,494)    $   (5,254,289)
                                              -----------------------------------------------------------
                                              -----------------------------------------------------------

  Loss per share                                $       (0.30)      $       (0.01)     $       (0.01)
                                              -----------------------------------------------------------
                                              -----------------------------------------------------------

  Weighted average shares outstanding              25,701,408          57,888,524         47,819,881
                                              -----------------------------------------------------------
                                              -----------------------------------------------------------

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                   For the Period       For the Three    For the Three
                                                   From Inception       Months Ended      Months Ended
                                                    To January 31,       January 31,      January 31,
                                                         1999               1999              1998
                                                      (Unaudited)        (Unaudited)      (Unaudited)
                                                 ---------------------------------------------------------
   Cash Flows from Operating Activities
   Net loss                                       $   (7,791,226)       $    (761,180)   $    (442,368)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization                                       3,527                    -                -
        Depreciation                                     231,994               24,995           20,715
        Expenses paid with common stock                  801,198                    -                -
        Loss on write down of assets to
          liquidation basis                                5,392                    -                -
        Changes in:
          Other current assets                           (48,678)               2,905            9,882
          Receivables                                          -                    -           (3,712)
          Accounts payable                             1,132,631              131,515             (279)
          Deposits held                                        -                    -                -
                                                 ---------------------------------------------------------
   Cash used in operating activities                  (5,665,162)            (601,765)        (415,762)

   Cash Flows from Investing Activities
   Purchase of fixed assets                           (3,529,619)            (933,788)          (8,022)
                                                 ---------------------------------------------------------
   Cash used in investing activities                  (3,529,619)            (933,788)        (329,099)

   Cash Flows from Financing Activities
   Cash (held in) released from escrow                         -                    -                -
   Increase in notes receivable                         (109,696)                   -                -
   Issuance of common stock                            7,981,031              398,569                -
   Increase in notes payable                           1,709,800            1,100,000          400,000
   Offering costs                                       (271,919)                   -                -
                                                 ---------------------------------------------------------
   Cash provided by financing activities               9,309,216            1,498,569          400,000
                                                 ---------------------------------------------------------

   Net increase (decrease) in cash                       114,435              (36,984)         (23,784)
   Cash, beginning of the period                              54              151,473           47,006
                                                 ---------------------------------------------------------
   Cash, end of the period                         $     114,489        $     114,489    $      23,222
                                                 ---------------------------------------------------------
                                                 ---------------------------------------------------------

                                   Aquasearch, Inc.
                           (A Development Stage Enterprise)

                           NOTES TO FINANCIAL STATEMENTS
                                  January 31, 1999
                                    (Unaudited)

1.   COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

          As of January 31, 1999, there were a total of 9,185,731 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share, 25,974 Warrants had an exercise price of $0.21 per share, and 3,812,513 Warrants had an exercise price of $0.50 per share. No Warrants were exercised during the three months ended January 31, 1999. The $1.00 per share Warrants are redeemable by the Company at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. At January 31, 1999, the Company had reserved a sufficient number of shares of its Common Stock for issuance upon exercise of the Warrants.

     An analysis of the changes in stockholders' equity is as follows:


                                Shares of                    Additional                          Total
                                  Common        Common        Paid-In       Accumulated      Stockholders'
         Description              Stock          Stock        Capital         Deficit      Equity (Deficit)
                                ---------------------------------------------------------------------------
 Balance, October 31, 1998        68,564,013     $  7,979      $8,189,414   $ (7,064,314)      $  1,133,079
 Conversion of convertible
 notes to common stock
 ($0.166 per share)                2,399,099          239         398,330             --            398,569
  Loss for the three months
   ended January 31, 1999                 --           --              --       (761,180)          (761,180)
                                ---------------------------------------------------------------------------
 Balance, January 31, 1999        70,963,112     $  8,218      $8,587,744   $ (7,825,494)        $  770,468
                                ---------------------------------------------------------------------------
                                ---------------------------------------------------------------------------


     In November 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for the issuance to C. Brewer of between 2,570,000 and 2,850,000 shares of Common Stock of the Company (the "C. Brewer Common Stock") at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. The stockholders' equity at January 31, 1999 does not reflect the issuance of the C. Brewer Common Stock or the C. Brewer Warrant. In light of the Company's recent advances in production technology and yields, the consummation of this transaction has been delayed until the Company and Cultor determine the best strategy and location for future development of a natural astaxanthin production facility dedicated solely to satisfying the requirements of an expanded Aquasearch/Cultor relationship.

2.  MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

     These financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES," "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 (THE "1998 FORM 10-KSB"). THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE 1998 FORM 10-KSB FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

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

     In May 1996, the Company entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years) (the "Cultor Distribution and Development Agreement") pursuant to which the Company will act as the exclusive worldwide supplier of natural astaxanthin derived from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor will act as the exclusive worldwide distributor of Aquasearch's natural astaxanthin product in the field of animal feed and animal nutrition. Under the Cultor Distribution and Development Agreement, Cultor and Aquasearch may, at Cultor's option, mutually develop a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae in the field of animal feed and animal nutrition. See "Description of Business--Cultor Distribution and Development Agreement" in the 1998 Form 10-KSB.

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

     In October 1996, Cultor acquired 400,000 shares of the Company's Common Stock at a purchase price of $0.50 per share pursuant to the Cultor Stock Subscription Agreement.

     In November 1996, the Company executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer") with respect to the acquisition of between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the Company's outstanding Common Stock. In addition,

C. Brewer acquired a three-year warrant (the "C. Brewer Warrant") to purchase up to 500,000 shares of Aquasearch Common Stock at a purchase price of $1.25 per share. In light of the Company's recent advances in production technology and yields, the consummation of this transaction has been delayed until the Company and Cultor determine the best strategy and location for future development of a natural astaxanthin production facility dedicated solely to satisfying the requirements of an expanded Aquasearch/Cultor relationship.

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

     INTELLECTUAL PROPERTY AND TECHNOLOGY OPTIMIZATION - 1998

     In September 1998, Aquasearch was awarded its first patent in Asia under Hong Kong Patent Number HK1001232 for a "Process and Apparatus for the Production of Photosynthetic Microbes," which not only claims certain processes, but also certain features of its core AGM technology. This patent and the European patent complement, but do not supplant claims made in the U.S. Patent awarded in 1996. The Company is continuing its process of pursuing international patents pursuant thereto.

     Aquasearch placed great emphasis in the past year on optimizing the AGM and its performance. The Company believes that it has made significant advances in several key areas of its production technology during this period, including:
(i) biology-based improvements; (ii) advanced production procedures; (iii) significant increases in AGM size; and (iv) production automation advancements. These improvements resulted in a fifteen-fold increase in productivity (weight of astaxanthin per unit of production capacity) and sustained operation for a twelve-month period of the largest photobioreactor the Company has operated to date, and which the Company believes to be the largest photobioreactor in existence.

     During the 1998 fiscal year, the Company increased the size of its largest AGM from 1,000 gallons to 4,000 gallons. Following the close of the 1998 fiscal year, the Company further increased the capacity of its AGMs to 7,000 gallons. The larger AGM is not only less costly, but requires less labor, operates for a longer period of time and has significantly greater productivity than the smaller version. Management anticipates replacing all production capacity with the new 7,000 gallon AGMs in 1999, contingent on available capital. The Company believes that the use of these very large
AGMs will increase total production capacity by a factor of more than six
(with no increase in labor costs), when compared with 1,000 gallon AGMs.

     DEVELOPMENT OF NATURAL ASTAXANTHIN PRODUCTS - 1998

     During the past twelve months, Aquasearch and Cultor have jointly carried out expensive and essential projects aimed at demonstrating efficacy of the Company's natural astaxanthin product in salmon and trout feed.

     Two important projects were undertaken in 1997 and 1998. The first project, conducted under contract with the Norwegian Fisheries Research Institute, demonstrated equivalence between Aquasearch's natural astaxanthin product and Hoffman-LaRoche's synthetic astaxanthin with regard to efficacy of pigmentation of salmonid fish (salmon and trout). The second project, still underway, has demonstrated a shelf life of more than six months for the Company's natural astaxanthin product. The shelf life experiments will continue for at least six months more.

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

     NEW STRATEGIC BUSINESS RELATIONSHIPS - 1998

     In July 1997, Aquasearch agreed to become a charter member of the Marine Bioproducts Engineering Center (MarBEC) initiative launched by the University of Hawaii at Manoa. More than 160 universities -- including University of Hawaii -- competed nationwide for a total of five Engineering Research Centers to be awarded by the National Science Foundation. In November 1998, the National Science Foundation announced that MarBEC had been selected as one of five recipients to receive estimated funding of approximately $40 million over an expected period of 10 years. MarBEC will focus entirely on the development of new enzymes and pigments from microalgae.

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

     In December 1998, Aquasearch entered into a drug discovery agreement with Enzymed, Inc., a U.S.-based, privately-held biotechnology company. Enzymed uses its proprietary technology, "Combinatorial Biocatalysis," for lead optimization of promising new drug candidates, under contract to a variety of major pharmaceutical companies, including Merck, Hoffman LaRoche, and Novartis. Under the terms of the agreement with Aquasearch, Enzymed will generate a large number of novel compounds based upon the starting materials found originally in microalgae and provided by Aquasearch. Both companies will share in the potential revenues from the commercialization of the resulting compound libraries, including access fees, licensing fees, milestone payments, royalties and commercial sales.

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

     RECENT FINANCING ACTIVITY

     During the period from June 1997 to September 1998, the Company raised $3,305,000 through the private placement of convertible notes. Between July and September 1998, all of the outstanding convertible notes (together with accrued interest), were converted into 20,075,648 shares of Common Stock. In connection with the conversion of the convertible notes, the Company also issued a total of 3,305,000 warrants to purchase a total of 3,305,000 shares of Common Stock. The warrants have an exercise price of $0.50 per share and have a term of three years.

     From September 1998 through January 1999, the Company raised $1,800,000 through the private placement of convertible notes. These convertible notes bear interest at 10 percent per annum, have a term of one year and are convertible into shares of Common Stock. In addition, upon conversion of the notes, each note holder shall receive warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes purchased. In the quarter ended January 31, 1999, some of these convertible note holders along with other outstanding convertible note holders converted their notes into a total of 2,399,099 shares of the Company's Common Stock and received an aggregate of 393,800 warrants.

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

- TECHNOLOGY IMPROVEMENT: Aquasearch intends to enlarge the size of all its proprietary AGMs from 4,000 gallons to 7,000 gallons during 1999. Furthermore, the process control system is slated for hardware and software improvements, which the Company believes will further reduce capital and labor costs and improve productivity.

- EXPANSION OF PRODUCTION CAPACITY: Aquasearch began construction in early 1998 to increase the size of its Keahole Point research and development/production facility from one acre to three acres. Construction was substantially completed in January 1999, and is anticipated to augment production capacity to approximately 20 kilograms per month (given existing pond finishing constraints). Pending further discussions with Cultor (or other potential partners, provided Aquasearch can be released from its exclusivity with Cultor), the Company currently plans to develop a second site for large-scale astaxanthin production. It is currently contemplated that this second site would be larger than the ten-acre second site initially contemplated in the Cultor

     Distribution and Development Agreement and would have a production capacity significantly greater than 120 kilograms per month.

- PHARMACEUTICAL DRUG DEVELOPMENT: Aquasearch continues to pursue drug development agreements with several biotechnology and pharmaceutical companies in addition to the agreement recently consummated with Enzymed. The Company believes that the consummation of such agreements would cover a significant portion of the Company's pharmaceutical research and development costs. Although the Company believes that additional personnel will need to be hired to perform such projects, it currently intends to keep its existing personnel focused on astaxanthin-related science and technology only. New personnel hired for drug development work will be dedicated entirely to those projects and will function as a separate team. The Company intends that the costs associated with the drug development team will be borne by strategic partners. The Company believes that additional laboratory facilities may also be required for drug development activities. The Company intends that costs for such dedicated facilities will be borne by strategic partners.

- IMPROVEMENTS IN PRODUCTIVITY: At the outset of fiscal year 1998, Aquasearch implemented an incentive compensation program to award cash bonus incentives to all employees provided that the Company met certain quarterly production targets. Targets were planned that management believed would significantly advance the Company's research and production efforts. Under the incentive program, cash bonuses represented as much as a 25% increase in salary on a quarterly basis. The Company also awarded stock options to all of its employees as a further incentive to increase productivity. Aquasearch believes that the implementation of its incentive compensation program at the outset of fiscal 1998 was a significant factor in the Company's productivity gains in fiscal 1998, and the Company intends to implement a similar program in fiscal 1999.

     The Company expects to continue producing relatively small amounts of astaxanthin (less than six kilograms dry weight per month) until early 1999, when it expects to begin shipping its product. To date, the Company has satisfied its requirements for product testing, regulatory approvals and related developmental activities. The Company will focus in the next twelve months on continuing to improve yields and increasing the cost-effectiveness of its production.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since inception, the Company's primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through January 31, 1999, the Company had an accumulated deficit of approximately $7.8 million. The Company's losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur operating losses for at least the next two years as it continues to expand its production facilities and increases its research and development efforts. The Company expects to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. Management believes that the forthcoming year will continue to require significant investment in the Company's strategic development plan.

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

     RESULTS OF OPERATIONS

     REVENUES. Since inception, the Company has been primarily engaged in basic research and development and manufacture process development; recruiting
personnel; purchasing operating assets; and raising capital.   The Company had
no revenues for the quarters ended January 31, 1999 and 1998. The Company has continued to supply Cultor with sufficient astaxanthin product to conduct additional tests, trials and other analyses involved in product development under the Cultor Distribution and Development Agreement. The Company has also supplied test product to several other potential strategic partners that are investigating uses of astaxanthin in the fields other than animal feeds and animal nutrition.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating the Company's one-acre research and development/production facility. Research and development costs increased by approximately $100,000, or 31%, during the quarter ended January 31, 1999 compared with the quarter ended January 31, 1998. Substantially all of these funds were expended to improve the Company's natural astaxanthin production system, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through January 31, 1999, the Company's total research and development costs were approximately $3.4 million. Aquasearch expects to incur significant additional research and development expenses in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs increased approximately $206,000, or 51%, for the quarter ended January 31, 1999 compared with the quarter ended January 31, 1998. The increase in general and administrative expenses reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. From inception through January 31, 1999, the Company's total general and administrative expenses were approximately $4.1 million. The Company anticipates that its general and administrative expenses will increase over time as it expands its production capacity, enhances its intellectual property protection and raises additional capital.

     LIQUIDITY AND CAPITAL RESOURCES

     In the fiscal years ended October 31, 1998 and 1997, Aquasearch raised approximately $3.4 million and $1.3 million of net proceeds from the sale of shares of Common Stock and/or the issuance of convertible notes, respectively, in private placement transactions. From inception through January 31, 1999, the Company had raised total net proceeds of approximately $9.3 million through public and private sales of equity and debt securities.

     During the quarter ended January 31, 1999, operating activities consumed approximately $602,000 compared with $416,000 in the quarter ended January 31, 1998. From inception through January 31, 1999, operating activities have consumed approximately $5.7 million.

     Capital expenditures for the quarters ended January 31, 1999 and 1998 were $934,000 and $8,000, respectively. From inception through January 31, 1999, total capital expenditures have been approximately $3.5 million.

     As of January 31, 1999, the Company's liquidity was approximately $114,000 in cash and cash equivalents.

     The Company currently estimates that it will require between $2.0 million and $2.5 million in operating capital over the next twelve months after planned capital expenditures. In addition, the Company will require approximately $700,000 in funding to complete its current expansion.

     Further expansion of the Company's activities and facilities are dependent upon contracts, sales agreements or product development agreements that may or may not be consummated or pursued. For example, the Company may require up to an additional $5.0 million over the next twelve months to fund construction of an additional production facility if Cultor and Aquasearch were to enter into either a joint venture or other relationship to produce astaxanthin on a large scale (assuming that Cultor does not provide any portion of the financing for this project). The Company believes that its existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. Aquasearch is presently pursuing additional sources of capital in order to maintain and expand its operations. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. There can be no assurance that the Company will be successful in raising the additional capital necessary to sustain or expand its operations, or that such capital will be available on terms that would not result in substantial dilution to existing investors. The Company's inability to raise sufficient capital could cause it to significantly curtail operations, which would have a material adverse effect on the Company's business, financial condition, results of operations and relationships with its corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1998 Form 10-KSB.

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

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended January 31, 1999, the Company issued $1,500,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their
convertible notes into the Company's Common Stock.   The convertible notes
provide that upon conversion, the holders would receive warrants to purchase shares of the Common Stock of the Company. The warrants have an exercise price of $0.50 per share and a term of three years. As of January 31, 1999, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $393,800 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, the Company issued 2,399,099 shares of Common Stock and also issued 393,800 warrants in connection thereof. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

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

                                           AQUASEARCH, INC.

Dated: March 16, 1999             By:  /s/ Mark E. Huntley
                                           -------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer