Form 10QSB
period 1999-04-30
AQUASEARCH INC
filed 1999-06-14
CIK 837490

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark one)

        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended April 30, 1999
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       Commission File Number: 33-23460-LA


                                AQUASEARCH, INC.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                        33-0034535
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   73-4460 Queen Ka'ahumanu Highway, Suite 110
                            Kailua-Kona, Hawaii 96740
                    (Address of principal executive offices)

                                 (808) 326-9301
                (Issuer's telephone number, including area code)

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

As of April 30, 1999, the number of shares outstanding of issuer's Common Stock, $0.0001 par value, was 76,401,020 shares.

                                 Aquasearch, Inc.

                               Form 10-QSB For The
                          Quarter Ended April 30, 1999

                                    Contents


PART I - FINANCIAL INFORMATION
                                                                                                              Page
     Item 1:  Financial Statements

         Balance Sheets                                                                                          3

         Statements of Loss and Accumulated Deficit                                                           4, 5

         Statements of Cash Flows                                                                                6

     Notes to Financial Statements                                                                               7

     Item 2:  Management's Plan of Operation

         Overview                                                                                                8

         Management's Plan of Operation for the Next Twelve Months                                              18

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                              26

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                             28

         Item 2:  Changes In Securities                                                                         28

         Item 3.  Defaults Upon Senior Securities                                                               29

         Item 4:  Submission of Matters to a Vote of Security Holders                                           29

         Item 5:  Other Information                                                                             29

         Item 6:  Exhibits And Reports on Form 8-K                                                              29


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                                     October 31,           April 30,
                                                                        1998                 1999
                                                                      (Audited)           (Unaudited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     151,473        $     164,301
      Accounts receivable                                                    -                    -
      Prepaid expenses                                                  48,703               23,088
      Refundable deposits                                                3,081                3,153
                                                               -----------------------------------------
   Total current assets                                                203,257              190,542
                                                               -----------------------------------------
   Notes receivable from officer                                        50,000               50,000
   Notes receivable                                                     59,696               59,696
   Plant and equipment:
      Plant                                                          2,519,044            3,641,027
      Equipment                                                        167,203              180,267
      Less accumulated depreciation                                   (204,292)            (282,269)
                                                               -----------------------------------------
   Net plant and equipment                                           2,484,955            3,539,025
                                                               -----------------------------------------
   Total assets                                                  $   2,797,908        $   3,839,263
                                                               =========================================

   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                           $   1,084,829        $   1,443,801
      Notes payable                                                    315,000            1,090,000
      Notes payable to officer                                         265,000              820,000
                                                               -----------------------------------------
   Total current liabilities                                         1,664,829            3,353,801
                                                               -----------------------------------------

   Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 100,000,000 shares
        authorized, 68,564,013 and 76,401,020 shares
        outstanding at October 31, 1998 and April 30, 1999,
        respectively)                                                    7,979                8,762
      Additional paid-in capital                                     8,189,414            9,448,034
      Deficit accumulated during the development stage              (7,064,314)          (8,971,334)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,133,079              485,462
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   2,797,908        $   3,839,263
                                                               =========================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                   Statements of Loss and Accumulated Deficit

                                                For the Period      For the Three      For the Three
                                                From Inception      Months Ended        Months Ended
                                                  To April 30,        April 30,           April 30,
                                                      1999               1999               1998
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross profit (loss)                                  (12,387)                  -                  -

  Research and development costs                     3,744,507             365,110            319,677
  General and administrative expenses                4,807,585             734,539            218,361
                                              -----------------------------------------------------------

  Loss from operations                              (8,564,479)         (1,099,649)          (538,038)

  Other Income (Expense)
  Interest                                            (203,237)            (45,740)           (16,508)
  Other                                                 (7,452)               (151)              (324)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                        (357,785)            (45,891)           (16,382)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                           (8,922,264)         (1,145,540)          (554,870)

  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Loss before income taxes                          (8,936,766)         (1,145,540)          (554,870)

  Federal and State income taxes                             -                   -                  -
                                              -----------------------------------------------------------
  Net loss                                          (8,936,766)         (1,145,540)          (554,870)

  Accumulated Deficit
  Balance, beginning of period                         (34,268)         (7,825,494)        (5,254,289)
                                              -----------------------------------------------------------
  Balance, end of period                        $   (8,971,034)     $   (8,971,034)    $   (5,809,159)
                                              ===========================================================

  Loss per share                                $        (0.35)     $        (0.02)    $        (0.01)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          63,739,962         47,819,881
                                              ===========================================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                   Statements of Loss and Accumulated Deficit

                                                 For the Period       For the Six        For the Six
                                                 From Inception       Ended Months       Months Ended
                                                  To April 30,         April 30,          April 30,
                                                      1999               1999               1998
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross profit (loss)                                  (12,387)                  -                  -

  Research and development costs                     3,744,507             691,205            545,690
  General and administrative expenses                4,807,585           1,138,217            415,884
                                              -----------------------------------------------------------

  Loss from operations                              (8,564,479)         (1,829,422)          (961,574)

  Other Income (Expense)
  Interest                                            (203,237)            (76,900)           (35,340)
  Other                                                 (7,452)               (398)              (324)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                        (357,785)            (77,298)           (35,664)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                           (8,922,264)         (1,906,720)          (997,238)

  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Loss before income taxes                          (8,936,766)         (1,906,720)          (997,238)

  Federal and State income taxes                             -                   -                  -
                                              -----------------------------------------------------------
  Net loss                                          (8,936,766)         (1,906,720)          (997,238)

  Accumulated Deficit
  Balance, beginning of period                         (34,268)         (7,064,314)        (4,811,921)
                                              -----------------------------------------------------------
  Balance, end of period                        $   (8,971,034)     $   (8,971,034)    $   (5,809,159)
                                              ===========================================================

  Loss per share                                $        (0.35)     $        (0.03)    $        (0.02)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          63,739,962         47,819,881
                                              ===========================================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                  For the Period From    For the Six      For the Six
                                                       Inception        Months Ended      Months Ended
                                                     To April 30,         April 30,        April 30,
                                                         1999               1999              1998
                                                      (Unaudited)        (Unaudited)      (Unaudited)
                                                 ---------------------------------------------------------
   Cash Flows from Operating Activities
   Net loss                                       $   (8,937,066)       $  (1,906,720)   $    (997,238)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization                                       3,527                    -                -
        Depreciation                                     287,976               80,977           41,067
        Expenses paid with common stock                  801,198                    -                -
        Loss on write down of assets to
          liquidation basis                                5,392                    -                -
        Changes in:
          Other current assets                           (26,040)              25,543           18,281
          Receivables                                          -                    -            1,219
          Accounts payable                             1,360,088              358,972           95,428
          Deposits held                                        -                    -                -
                                                 ---------------------------------------------------------
   Cash used in operating activities                  (6,504,925)          (1,441,528)        (841,243)

   Cash Flows from Investing Activities
   Purchase of fixed assets                           (3,730,878)          (1,135,047)         (69,635)
                                                 ---------------------------------------------------------
   Cash used in investing activities                  (3,730,878)          (1,135,047)         (69,635)

   Cash Flows from Financing Activities
   Cash (held in) released from escrow                         -                    -                -
   Increase in notes receivable                         (109,696)                   -                -
   Issuance of common stock                            8,841,865            1,259,403                -
   Increase in notes payable                           1,939,800            1,330,000          870,000
   Offering costs                                       (271,919)                   -                -
                                                 ---------------------------------------------------------
   Cash provided by financing activities              10,400,050            2,589,403          870,000
                                                 ---------------------------------------------------------

   Net increase (decrease) in cash                       164,247               12,828          (40,878)
   Cash, beginning of the period                              54              151,473           47,006
                                                 ---------------------------------------------------------
   Cash, end of the period                         $     164,301        $     164,301    $       6,128
                                                 =========================================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                          Notes To Financial Statements
                                 April 30, 1999
                                   (Unaudited)

1.   Common Stock and Common Stock Purchase Warrants

         As of April 30, 1999, there were a total of 10,031,731 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share, 25,974 Warrants had an exercise price of $0.21 per share, and 4,658,513 Warrants had an exercise price of $0.50 per share. No Warrants were exercised during the three months ended April 30, 1999. Aquasearch can redeem the $1.00 per share Warrants at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. At April 30, 1999, we had reserved a sufficient number of shares of our Common Stock to issue when the Warrants are exercised.

         An analysis of the changes in stockholders' equity is as follows:

                                      Shares of                    Additional                              Total
                                        Common        Common         Paid-In        Accumulated        Stockholders'
           Description                  Stock          Stock         Capital          Deficit        Equity (Deficit)
                                    --------------- ------------ ---------------- ----------------- --------------------
Balance, January 31, 1999               70,963,112  $   8,218       $8,587,744     $    (7,825,494)     $      770,468
Conversion of convertible notes
 to common stock ($0.158 per share)      5,437,908        544          860,290                  --             860,834
Loss for the three months
 ended April 30, 1999                           --         --               --          (1,145,540)         (1,145,540)
                                    --------------- ------------ ---------------- ----------------- --------------------
Balance, April 30, 1999                 76,401,020  $   8,762       $9,448,034     $    (8,971,034)     $      485,462
                                    =============== ============ ================ ================= ====================

         In November 1996, we executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer"). Under the proposed agreement, we would acquire between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000. In return, C. Brewer would receive between 2,570,000 and 2,850,000 shares of our Common Stock at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of our Common Stock at a purchase price of $1.25 per share. The stockholders' equity at April 30, 1999 does not reflect the issuance of the Common Stock or the warrant to C. Brewer. We have not consummated the transaction with C. Brewer. We have decided that we do not yet need 80 to 90 acres of land, because production at our current facility has increased beyond expectation. We want to delay any transaction with C. Brewer until we determine the best strategy and location for future development.

2.  Management's Representations of Interim Financial Information

         These financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

Item 2.  Management's Plan of Operation

THE FOLLOWING DISCUSSION OF MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES," "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 (THE "1998 FORM 10-KSB"). YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. YOU ARE STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE 1998 FORM 10-KSB FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

OVERVIEW

We are a development stage company that develops and commercializes natural products from microalgae using our proprietary photobioreactor technology known as the Aquasearch Growth Module, or AGM.

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

Although microalgae are believed to be a potential source for many valuable commercial applications, less than 5,000 species of microalgae have ever been isolated from nature, and fewer than 10 species of microalgae - less than one-third of one percent of all such species - have ever been cultivated commercially.

We believe that the development of a large biotechnology industry, based on thousands of species of microalgae, has been impeded only by a lack of technology. We anticipate that our commercial production technology will allow us to create a market for new and valuable substances derived from microalgae. Our company, since its inception, has been dedicated to this proposition.

Our key achievements in the past year include major advances in our platform technology, the AGM, including:

          - Successful introduction of the "Ultra-AGM," which has 6-fold greater capacity than the previous AGM model
          -    Capacity per unit capital cost of the AGM has tripled
          - Productivity per unit capacity of HAEMATOCOCCUS, the microalgae from which our natural astaxanthin product is derived, has tripled
          - Astaxanthin content of HAEMATOCOCCUS has more than doubled - from 1.5% to greater than 3%

At the same time, we have:

          -    Tripled our patents - from 3 to 9
          -    Tripled our total production capacity
          -    Initiated sales
          - Expanded our product pipeline to include nutraceuticals and pharmaceuticals
          - Strengthened our management team in areas of strategic development and marketing
          - Augmented our research team in natural products chemistry and drug development

In the past year we focused primarily on technology and infrastructure. This year we are focused on marketing, sales, and further expanding our product pipeline.

HISTORY: KEY EVENTS

1984

     AQUASEARCH FOUNDED. Scientists from Scripps Institution of Oceanography in La Jolla, California founded Aquasearch, Inc. as a California corporation.

1988

     FEB: We incorporated Aquasearch Inc. in Colorado.

     MAY: Aquasearch (Colorado) acquired all the assets of Aquasearch
          (California) in a stock-for-stock exchange.

     JUN: OPERATIONS BEGIN in Borrego Springs, California.

1988-1993

     RESEARCH AND DEVELOPMENT. We developed our first prototype of the AGM. Over the next few years we refined certain details of engineering in the AGM. At the same time, we cultivated microalgal species of markedly different varieties.

1993

     MAR: AQUASEARCH-CYANOTECH JOINT VENTURE FORMED. We formed a joint venture company with Cyanotech Corporation ("Cyanotech"), an unaffiliated producer of microalgae. Our goal was to develop commercial systems for producing astaxanthin-rich microalgae. We contributed approximately $147,000 in capital and licensed our AGM technology to the joint venture. Cyanotech contributed approximately $15,000 in capital to the joint venture and made available its facilities and personnel at the Hawaii Ocean Science and Technology (HOST)
          Business Park at Keahole Point, Kailua-Kona, Hawaii.

1994

     JUN: CULTOR NEGOTIATION BEGINS. We began discussions with Cultor, Ltd.
          ("Cultor"), a Finnish food conglomerate, regarding the purchase of astaxanthin-rich microalgae.

     JUL: FIRST ASTAXANTHIN PRODUCED. We constructed AGMs that demonstrated the economics of the production process. We also produced samples of astaxanthin-rich microalgae for analysis and trial applications. Samples were sent to Cultor for testing.

     NOV: AQUASEARCH-CYANOTECH JOINT VENTURE TERMINATED. We decided to discontinue the joint venture with Cyanotech. Under our dissolution agreement, all intellectual property rights to AGM technology reverted to Aquasearch.

     DEC: CULTOR STARTS FEEDING TRIALS on farmed salmon using the using astaxanthin-rich microalgae we produced.

1995

     APR: CONSTRUCTION BEGINS on our own half-acre facility in Hawaii, leased from the HOST Business Park. We designed the facility for research and development, and for production of small amounts of astaxanthin-rich microalgae for marketing.

     JUN: CONSTRUCTION COMPLETED. Our first facility was comprised of AGMs and an operating laboratory.

     JUL: SVENSKA FODER CONTRACT. We entered into a three-year Supply Agreement with Svenska Foder, then a subsidiary of Cultor. Svenska Foder agreed to act as the exclusive distributor of our natural astaxanthin product for animal feed applications in Sweden, Norway and Finland. In December 1996, Cultor sold Svenska Foder to KKR, a Danish animal feeds company, and assumed all of Svenska Foder's rights and obligations under the Supply Agreement.

          FACILITY EXPANSION BEGINS. We leased additional space in the HOST Business Park to expand our half-acre research and development facility to one acre.

     OCT: ONE-ACRE EXPANSION COMPLETED. We expanded the facility to include finishing ponds (the second stage of our production process), and additional laboratory space.

1996

     MAY: CULTOR AGREEMENT. We entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years). We agreed to act as the exclusive worldwide supplier to Cultor of natural astaxanthin derived from microalgae for animal feed applications. Cultor agreed to act as the exclusive worldwide distributor of our natural astaxanthin product for animal feed applications. Under our agreement, Cultor and Aquasearch may, at Cultor's option, create a new joint venture company for the sole purpose of producing and selling natural astaxanthin derived from microalgae for animal feed applications.

          SCIENTIFIC ADVISORY BOARD FORMED. We created an active Scientific Advisory Board consisting of Ph.D.s with expertise in the fields of aquaculture; marine biology; fluid dynamics; and the chemistry, photobiology, physiology, genetics and mass culture of microalgae.

     JUL: PROCESS PATENT IN THE U.S. We were awarded U.S. Patent Number
          5,541,056 for a "Method of Control of Microorganism Growth Process." This patent claims certain processes that operate in our proprietary, closed-system photobioreactor, the AGM. Our U.S. filing was made under the Patent Cooperation Treaty. We began to pursue international patents in certain treaty-member nations.

     OCT: CULTOR ACQUIRES AQUASEARCH STOCK. Cultor acquired 400,000 shares of our Common Stock at a purchase price of $0.50 per share.

     NOV: C. BREWER AGREEMENT. We executed a Letter of Intent with C. Brewer and
          Company, Limited ("C. Brewer"). Under the proposed agreement we would acquire between 80 and 90 acres of C. Brewer property in the Ka'u region of the Big Island of Hawaii, valued at between $900,000 and $1,000,000. In return, C. Brewer would acquire approximately 4% of our outstanding Common Stock. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of Aquasearch Common Stock at $1.25 per share. To date, we have not consummated the transaction with
          C. Brewer because production at our current facility has increased beyond expectation.

1997

     APR: EARL FUSATO NAMED CHIEF FINANCIAL OFFICER, JOINS BOARD. Mr. Fusato brought considerable experience to our management team. At VeriFone, Inc., global leader in the transaction automation industry, he served as VP Finance (1983-87), Treasurer (1987-90) and Director of Internal Audit and Manager of Transaction Automation (1990-92). He served as CFO of RESCO Inc., a residential real estate brokerage company (1992-94). He also served in various key positions at Ernst and Young (1978-83) and KPMG Peat Marwick (1971-77).

     JUN: APPARATUS PATENT IN EUROPE. We were awarded European Patent Number
          0494887 for a "Process and Apparatus for the Production of Photosynthetic Microbes." This patent not only claims certain processes, but also certain features of our core technology, the Aquasearch Growth Module. The European patent complements, but does not supplant claims made in the U.S. Patent awarded in 1996. Our European filing was made under the Patent Cooperation Treaty. We are pursuing additional patents in certain treaty-member nations.

     SEP: DR. EDWARD DAVID JOINS BOARD. Dr. David has a long history of management experience in the fields of science and technology. During his career he has served as President of Exxon Research and Engineering, Science Advisor to the President of the United States, Executive Director of the Communications Systems Division at Bell Laboratories, and Director of the White House Office of Science and Technology Policy.

1998

     APR: EXPANSION BEGINS TO TRIPLE OUR PRODUCTION FACILITY. We began construction to expand our production facility in Kona, Hawaii from one acre to three acres. At the same time, we began upgrading every component of our production system hardware.

     JUN: WE QUESTION CYANOTECH REGARDING INTELLECTUAL PROPERTY. We formally notified Cyanotech of our concern that their use of photobioreactor technology may violate one of our patents (U.S. patent No. 5,541,056) relating to processes for controlling microalgae growth. We also expressed concern regarding possible trade secret misappropriation.

     JUL: DAVID WATUMULL NAMED EXECUTIVE VP, CORPORATE FINANCE AND STRATEGIC
          DEVELOPMENT. Mr. Watumull brought more strength to our management team. He has been a respected biotechnology industry analyst, investment banker and money manager for more than 15 years, serving at both Paine Webber and First Honolulu Securities.

          WE TEST A NEW PHOTOBIOREACTOR - THE ULTRA-AGM. In previous months we designed and engineered the Ultra-AGM. The Ultra-AGM is more than six times larger than any standard production growth module we have used. To our knowledge, the Ultra-AGM is larger than any closed-system photobioreactor ever operated. A six-month testing period begins.

          CYANOTECH FILES LAWSUIT. Our former joint venture partner filed a complaint in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK) against us. They sought a declaratory judgment of:

               - invalidity of our U.S. patent (No. 5,541,056) for a method to grow microalgae;
               -    non-infringement (by Cyanotech) of our same patent; and
               - non-misappropriation of our trade secrets regarding the Aquasearch Growth Module.

     SEP: WE COUNTER-SUE CYANOTECH. We asserted the validity of our U.S. patent.
          We also alleged that Cyanotech:

               -    infringed our U.S. patent;,
               -    misappropriated trade secrets related to our AGM technology;
               -    breached our joint venture dissolution agreement; and
               -    engaged in unfair competition.

          We requested a combination of damages, injunctive relief and attorney's fees on each count.

          APPARATUS PATENT IN HONG KONG. We were awarded patent number HK1001232 for the "Process and Apparatus for the Production of Photosynthetic Microbes." This patent was awarded under the Patent Cooperation Treaty, based on the original filing approved by the European Patent Office in 1997.

     NOV: CHARTER MEMBERSHIP IN THE MARINE BIOPRODUCTS ENGINEERING CENTER
          (MARBEC). MarBEC is a 10-year, $40 million Engineering Research Center, funded by the U.S. National Science Foundation. MarBEC is focused on developing new enzymes, pigments and pharmaceuticals, primarily from microalgae. It is based at the University of Hawaii and the University of California, Berkeley. Aquasearch, Monsanto and Eastman Chemical are among the charter industry members, which have certain preferential rights to new products developed by MarBEC. We are the only member of MarBEC that has developed photobioreactor technology, which we believe is likely to be required for the commercial exploitation of any new product from microalgae.

     DEC: ENZYMED AGREEMENT. We entered into a Compound Library Agreement with
          EnzyMed, Inc. of Iowa, a privately-held biotechnology company. Under the agreement, we will provide extracts of microalgae that contain unexplored or unexploited substances with biomedical value. EnzyMed agreed to generate compounds from our microalgae extracts using their method of "combinatorial biocatalysis." This method generally produces several hundred compounds from a single extract. We expect some of these compounds to be novel and proprietary. Both companies intend to commercialize the resulting compound "libraries." Compound libraries are typically screened for possible medical applications by the pharmaceutical industry. The pharmaceutical company typically pays an "access fee" for the right to screen the library for a limited time and for limited applications. Under our agreement, Aquasearch and EnzyMed will share revenues from commercialization, including access fees, licensing fees, milestone payments, royalties, and commercial sales.

1999

     JAN: MARTIN GUERIN NAMED VP, SALES AND MARKETING. Mr. Guerin has international experience with world-leading groups in food and feed industries. He held top management positions for marketing and business development with Finfeeds International (1996-98) and EWOS (1994-96), both Cultor companies. His previous experience includes management positions with BP Nutrition (now Nutreco) and Champagnes Cereales.

          NEW EQUIPMENT INSTALLATION BEGINS. With construction nearly complete on our expanded 3-acre facility, we began to install new equipment for process control and for final processing of raw products.

          THE ULTRA-AGM GOES INTO OPERATION. After a successful 6-month testing period, we installed and began to operate the new Ultra-AGM. This new photobioreactor is much larger, more efficient, and less costly than any previous AGM. It also requires 75% less manpower to operate.

     FEB: CONSTRUCTION COMPLETED ON 3-ACRE PHYSICAL PLANT. We completed all new structures at our production facility. We tripled the area for both AGMs and finishing ponds. We quadrupled the area under roof to more than 8,000 square feet. We added a multi-purpose building for product processing, packaging and storage. The processing building can accommodate further increases in production at our current site. We laid the foundation for a 10,000 square-foot laboratory that will accommodate expansion of our drug discovery program.

          NEW PLANT BEGINS PRODUCTION AT FULL CAPACITY. While installing our final processing equipment, we increased our production of raw product to full capacity. We began to store raw product. Final processing of the product will be done once equipment installation is complete.

          DAVID TARNAS JOINS BOARD. Mr. Tarnas brings political experience to our Board of Directors. As a Hawaii State Representative and Chairman of the House Committee on Ocean Recreation and Marine Resources, he led many important policy initiatives in Hawaii until 1998.

          PROCESS PATENT IN EUROPE. We were awarded European Patent Number 0772676 for a "Method of Control of Microorganism Growth Process." This patent, originally granted in the U.S., was awarded in Europe under the Patent Cooperation Treaty. It claims certain processes that operate in our proprietary, closed-system photobioreactor, the AGM.

     MAR: PROCESS PATENT IN U.S. We received U.S. Patent Number 5,882,849 for a
          "Method of Control of HAEMATOCOCCUS Species Growth Process." This patent applies to proprietary techniques we use to grow HAEMATOCOCCUS, our principal source of astaxanthin. We are pursuing international patents in certain member nations that are signatories of the Patent Cooperation Treaty.

     APR: APPARATUS PATENT IN NORWAY. We were awarded Norwegian Patent Number
          304556 for a "Process and Apparatus for the Production of Photosynthetic Microbes." This patent not only claims certain processes, but also certain features of our core technology, the Aquasearch Growth Module. Originally granted in Europe, this patent was awarded in Norway under the Patent Cooperation Treaty.

          PRODUCT FORMULATION BEGINS ON OUR FIRST NUTRACEUTICAL PRODUCT. A large U.S. chemical company began collaborating with us - under a confidentiality agreement - to formulate an astaxanthin-rich nutraceutical product.

     MAY: PROCESS PATENT IN AUSTRALIA. We were awarded Australian Patent Number
          698772 for a "Method of Control of Microorganism Growth Process." This patent, originally granted in the U.S., was awarded in Australia under the Patent Cooperation Treaty.

          APPARATUS PATENT IN SOUTH KOREA. We received South Korea Patent Number 700834 for a "Process and Apparatus for the Production of Photosynthetic Microbes." Originally granted in Europe, this patent was awarded in South Korea under the Patent Cooperation Treaty.

          MICROALGAE FOR OUR SECOND NUTRACEUTICAL PRODUCT APPROVED. The State of Hawaii Department of Agriculture approved our permit application to import a new microalgae species. This species is the basis for our second nutraceutical product, planned for product launch in 2000.

THE MARINE BIOTECHNOLOGY INDUSTRY

There are 30,000 species of microalgae. Many of these are known to contain valuable substances, including pharmaceuticals, nutraceuticals, and certain commodities. Fewer than one-tenth of one percent of these 30,000 species have been produced commercially.

The total market for only three species of microalgae that are now produced commercially (SPIRULINA, CHLORELLA and HAEMATOCOCCUS) is estimated to be in the range of $200-300 million per year. We believe that the total market for all products derived from microalgae could eventually range into the billions of dollars, provided that: (1) the products are unique, valuable, and numerous; and (2) production technology is reliable and cost-effective.

Scientific literature demonstrates that:

-    microalgae contain unique substances;
- these unique substances are potentially valuable as pharmaceuticals and nutraceuticals; and
-    these unique substances are numerous among the microalgae.

Until recently, however, there was no technology to provide for the cost-effective production of microalgae in commercial quantities. We believe that our AGM provides a reliable and cost-effective production technology that will contribute to the development of a multi-billion dollar marine biotechnology industry. However, there can be no assurance that such an industry will develop.

OUR KEY ACHIEVEMENTS

(1) RELIABLE AND COST EFFECTIVE PRODUCTION TECHNOLOGY

The Aquasearch Growth Module is a novel, reliable and cost-effective production technology. We have proven the efficacy of the AGM through a 10-year process of engineering, development, and demonstration.

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:

-------------------------------------------- ---------------------------------- ----------------------------------
                IMPROVEMENT                           PLANNED IN 1998                   ACHIEVED IN 1999
-------------------------------------------- ---------------------------------- ----------------------------------
Increase AGM size                                           6X                           Greater than 6X

Decrease capital cost                                       2X                                 3X
(per gallon capacity)

Increase AGM production cycle                             30 days                            60 days

HAEMATOCOCCUS production rate                           Increase 3X                      Greater than 3X

Astaxanthin content of product                      2.0% of dry weight            Greater than 3.0% of dry weight
-------------------------------------------- ---------------------------------- ----------------------------------

These improvements to the AGM have reduced costs and increased productivity. We believe the AGM is the largest commercial photobioreactor in operation. To our knowledge, our current HAEMATOCOCCUS production rate is higher than any reported in the scientific literature.

(2) INTELLECTUAL PROPERTY

We now have issued patents relating to:

          -    the AGM apparatus (Europe, Australia, Norway, Hong Kong, South
               Korea)
          - general processes for cultivating microalgae in photobioreactors (U.S., Europe, Australia)
          -    specific processes for cultivating HAEMATOCOCCUS (U.S.)

Five of these patents issued in the first 5 months of 1999 alone. Additional patents are pending.

We continue to develop trade secrets. We believe that our trade secrets have been critical to our recent improvements in production rates and product quality.

(3) PRODUCTION CAPACITY

In the past year we expanded our physical plant by a factor of three. We now have a completely new manufacturing plant. The plant includes new processing equipment and an upgraded process-control system.

Our HAEMATOCOCCUS cultivation process is done in two steps. We use two types of large-scale production systems: (1) Aquasearch Growth Modules, and (2) "finishing" ponds. This table shows the key features of these two production systems:

------------------------ --------------------------------------------- ---------------------------------------------
        FEATURE                    AQUASEARCH GROWTH MODULE                           FINISHING POND
------------------------ --------------------------------------------- ---------------------------------------------
Function                        Produce HAEMATOCOCCUS biomass                 Convert biomass to astaxanthin

Technology                               Proprietary                                  Public domain

Utilized capacity                            20%                                           100%
------------------------ --------------------------------------------- ---------------------------------------------

We have achieved much greater improvements in AGM performance than anticipated. As a result, we are now using only 20% of our AGM production capacity. If the market demands, we could increase total production by 5X by increasing our finishing pond capacity. Relative to AGMs, finishing ponds are less costly to construct.

(4) SALES

In 1998 we projected sales to begin as soon as our expanded facility was constructed, and our new processing equipment was installed.

We completed construction of the expanded facility in February 1999. New processing equipment is expected to be installed in June 1999. Product sales are projected to begin soon thereafter.

(5) PRODUCT PIPELINE

In 1998 our pipeline consisted of a single product: natural astaxanthin for use in animal nutrition. We have now expanded our pipeline to include:

          1)   Nutraceuticals

               -    Natural astaxanthin
               -    A second microalgae-based product

          2)   Drug discovery

               -    Compound libraries

These products are all in active development. A large U.S. chemical company is collaborating with us - under a confidentiality agreement - to formulate our natural astaxanthin nutraceutical. However, we cannot guarantee that the collaboration will extend beyond product formulation. The State of Hawaii Department of Agriculture has just approved our import permit for a new species of microalgae that is the basis of our second nutraceutical product. EnzyMed has received our first microalgae extracts, and has begun work to produce our first compound library.

(6) OUR TEAM

NEW MANAGEMENT. We believe our team is stronger than ever - at all levels. Within the last year we added important experience and expertise at the management level, including David Watumull, Martin Guerin and David Tarnas. Together, these individuals bring us new experience and expertise in:

               - international marketing and sales in food and feed industries;
               - strategic development in biotechnology and pharmaceutical industries;
               -    public/private sector collaboration; and
               -    fund raising.

NEW RESEARCH SCIENTISTS. Dr. Walter Nordhausen, Dr. Mai Lopez, and Dr. Mia Unson have joined our research team in the past six months. Together, they more than double our research effort, and bring us proven experience in:

               -    biopharmaceutical product development;
               -    marine biology and biochemistry;
               -    natural products chemistry; and
               -    research program management.

EMPLOYEES. We believe our employees are strongly motivated for success. In 1998 we introduced a pay-for-performance compensation plan that includes both stock options and cash bonus programs. We structured the compensation plan to reward both teamwork and individual excellence. Rewards are generated by performance on quarterly targets. We believe that our employees are directly responsible for Aquasearch's recent achievements.

(7) RECENT FINANCING ACTIVITY

From June 1997 to September 1998, the Company raised $3,305,000 through the private placement of convertible notes. Between July and September 1998, all of the outstanding convertible notes (together with accrued interest), were converted into 20,075,648 shares of Common Stock. We also issued 3,305,000 Warrants under the terms of the Notes. The Warrants have an exercise price of $0.50 per share and have a term of three years.

Additionally, from September 1998 through April 1999, the Company raised $2,870,000 through the private placement of convertible notes. These convertible notes bear interest at 10 percent per annum, have a term of one year and are convertible into shares of Common Stock. Upon conversion of the notes, each note holder will receive warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes purchased. In the six months ended April 30, 1999, some of these convertible note holders along with other outstanding convertible note holders converted their notes into a total of 7,837,007 shares of the Company's Common Stock and received an aggregate of 1,259,800 warrants.

MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Last year we focused on technology and infrastructure. We strengthened our intellectual property, expanded our physical plant, and augmented production capacity. During the next twelve months we will focus on sales and product development, specifically:

               - Initiating sales of our first nutraceutical product, natural astaxanthin
               -    Formulating our second nutraceutical product
               -    Growing sales of natural astaxanthin for animal feed
               -    Marketing and selling compound libraries for drug discovery
               -    Expanding our product pipeline

(1) NUTRACEUTICAL ASTAXANTHIN

THE PRODUCT. Our first major nutraceutical product is a dietary supplement rich in astaxanthin. Astaxanthin is a powerful, bioactive anti-oxidant (approximately 100 times more potent than Vitamin E). Astaxanthin has demonstrated efficacy in animal or human models of:

               - ALZHEIMER'S AND PARKINSON'S DISEASE: major neurodegenerative diseases
               - MACULAR DEGENERATION: the leading cause of blindness in the U.S.
               - CHOLESTEROL DISEASE: ameliorates the effects of LDL (the "bad" cholesterol)
               -    STROKE: repairs damage caused by lack of oxygen
               -    CANCER: protects against several types of cancer

THE MARKET. We believe a strong market could develop for our nutraceutical astaxanthin product among persons afflicted with these ailments because of:

               - LARGE SIZE OF POTENTIAL MARKET: millions of Americans are affected
               - POOR PROGNOSIS: some of these diseases have ineffective or no approved treatments
               - PROMISING DATA: quality of data in relevant human and animal models to date is promising

Our analysis of reasonable dosage and customary pricing in the nutraceutical industry suggests that nutraceutical astaxanthin may command retail prices in the range of $50,000 per kilogram, depending on various factors. If the estimate of the retail market price for nutraceutical astaxanthin proves to be accurate, then we would estimate the potential U.S. market to exceed $500 million per year. This estimate is based on just one of the six diseases described above, and is derived from the number of persons affected by the condition, as estimated by physicians providing treatment for the disease, and the conventional price of an appropriate daily dosage. Certain consumers may be highly motivated to use nutraceutical astaxanthin because:

               -    Treatment alternatives do not exist for some ailments
               - Sufferers have used nutraceuticals with less demonstrated efficacy than astaxanthin

PRODUCTION CAPACITY. Our current production capacity would satisfy approximately 1% of the estimated U.S. market. We estimate this would generate retail sales of more than $5 million per year. We can expand most cost-effectively by adding only finishing ponds on adjacent property. We do have space available for expansion. We estimate this would allow a 5-fold expansion at a cost of approximately $1.8 million.

PRODUCT FORMULATION. We are collaborating in product formulation with a large U.S. chemical company that has significant experience in nutraceutical products. Our collaboration is being carried out under a confidentiality agreement. However, we cannot guarantee that the collaboration will extend beyond product formulation.

MARKETING STRATEGY. We intend to sell this product directly to consumers. Several wholesale purchasers of nutraceutical products have also contacted us regarding our product. We may or may not enter into supply agreements with one or more wholesalers.

REGULATORY ISSUES. The U.S. Food and Drug Administration (FDA) has primary regulatory responsibility in nutraceutical markets. Many regulations apply. The DSHEA Act of 1994 governs certain conditions of sale of all nutraceutical products or dietary supplements in the U.S. The FDA details certain procedures that comprise "Good Manufacturing Practice" (GMP) with which we will have to comply. The State of Hawaii Department of Health imposes certain regulations on the preparation of substances for human consumption. We are taking action to comply with all relevant regulations and recommended procedures. We plan to achieve compliance in 1999.

COMPETITION. AstaCarotene AB of Sweden produces and sells an astaxanthin-rich nutraceutical product in Europe that, like ours, is based on HAEMATOCOCCUS microalgae. AstaCarotene must produce their product in a controlled climate, rather than in Sweden's natural climate. We believe their cost of production is significantly higher than ours.

Cyanotech recently announced its intention to launch a HAEMATOCOCCUS-based nutraceutical in the summer of 1999. Cyanotech advertises its natural astaxanthin product to contain 1.5% astaxanthin. Our product contains 3% -- double that amount. To produce the same amount of astaxanthin, therefore, Aquasearch requires only half the HAEMATOCOCCUS production capacity. We therefore believe our cost of production may be less than Cyanotech's. We also believe that customers may perceive our 3% product as superior to a 1.5% product, which could confer a competitive advantage over Cyanotech's product.

Igene, a subsidiary of Archer Daniels Midland, produces astaxanthin from genetically engineered yeast. The chemical form of astaxanthin in HAEMATOCOCCUS is the one that prevails in nature, and is different from that in yeast. We believe the nutraceutical market will view the prevailing natural form of astaxanthin - from HAEMATOCOCCUS - as superior. We anticipate that consumers of nutraceuticals will prefer the naturally-developed astaxanthin product over the genetically-engineered one.

Itano of Japan produces an astaxanthin extract from Antarctic krill, a marine microcrustacean. The product is distributed in the U.S. in very small amounts and at very high prices (GREATER THAN $650,000 per kilogram). Krill fishing in Antarctica is very expensive and highly regulated. Krill fishing vessels must travel for more than two weeks, at a cost of approximately $50,000 per day, to complete the voyage between Japan and the Southern Ocean. Suitably equipped vessels cost approximately $30 million and typically have a lifetime of only 20 years. The krill fishery is regulated by the Committee for Conservation of Antarctic Living Resources, an international body comprised of scientists from Antarctic Treaty member nations. The krill fishery reached its peak in the mid-1980s and has since declined.

BASF and Hoffman La-Roche both produce synthetic astaxanthin from petrochemicals. Their compound is chemically different than natural astaxanthin. The effect of the difference has not been studied. However, the natural form of a closely related antioxidant, Vitamin E, was found by its manufacturer (Eastman Chemical) to be four times more potent than the synthetic form. We believe the nutraceutical market shows less interest in synthetic products than in natural products, and will pay a premium for a natural product.

TIMING OF PRODUCT RELEASE. We plan to release our nutraceutical astaxanthin product in 1999.

(2) OUR SECOND NUTRACEUTICAL PRODUCT

THE PRODUCT. Our second nutraceutical product is a dietary supplement rich in a certain carotenoid pro-vitamin. The pro-vitamin is known to perform certain vital functions in human physiology. Like astaxanthin, it is a potent anti-oxidant. Like astaxanthin, which has very similar molecular properties, it is present in trace quantities in certain common foods. Also like astaxanthin, it is overproduced in certain microalgae.

THE MARKET. We believe the market for this product is similar to that for nutraceutical astaxanthin. Animal and human models have demonstrated the efficacy of this product in its effect on certain common illnesses. We believe the potential market for this product could exceed $100 million per year.

PRODUCTION CAPACITY. In mid-1999 we received approval from the State of Hawaii Department of Agriculture to import the microalgae that it is the basis of our second nutraceutical product. We plan to begin cultivation at AGM (commercial) scale in late 1999. We intend to devote approximately six months to optimizing production in AGMs. Based on our knowledge and observations of this microalgae, we believe we have enough production capacity to sustain product introduction. After approximately one year of production, we project that initial sales would support the cost of expanding our physical plant.

PRODUCT FORMULATION. The pro-vitamin in this product has chemical properties that are similar to astaxanthin, and therefore we believe the product formulation would also be very similar. We have not yet conducted any studies on product formulation.

MARKETING STRATEGY. We intend to market this product directly to consumers, building on the experience we will have developed with nutraceutical astaxanthin. We may also sell limited amounts to wholesalers.

REGULATORY ISSUES. We expect this product to be subject to the same regulatory issues that govern nutraceutical astaxanthin.

COMPETITION. We know of no competition for this product, nor for the pro-vitamin it contains.

TIMING OF PRODUCT RELEASE. We plan to release this product within the next 12 to 18 months.

(3) NATURAL ASTAXANTHIN FOR ANIMAL FEED

THE PRODUCT. We have spent several years developing this product in conjunction with Cultor. Astaxanthin is proven to be a vital dietary component in salmon, trout, red sea bream, and several other species of cultivated seafood products. In salmon, the primary market, astaxanthin is important as the main source of their pink flesh color. Recent studies have also demonstrated the importance of astaxanthin in enhancing the growth rate, vision, and fertility of salmon. Astaxanthin is routinely used as a feed additive in poultry feeds, for the purpose of improving the coloration of eggs and reducing the incidence of infections. Astaxanthin in the diet of swine has been shown to increase fertility. Several feeding studies with our astaxanthin-rich microalgae in fish diets have produced the desired results.

THE MARKET. The market for astaxanthin in aquaculture has grown at about 10% per year over the past 15 years. The markets for astaxanthin in feeds for poultry, swine, and other domestic animals are not yet well developed, and are much smaller. The 1998 global market for astaxanthin was estimated at approximately $185 million. The sales price for astaxanthin has remained at about $2,500 per kilogram for the past decade. Consumers in certain niche markets are willing to pay a premium price. Global annual consumption of astaxanthin is in excess of 65,000 kilograms. Almost all astaxanthin is consumed in five countries which are, in order of importance, Norway, Chile, Scotland, Canada and Japan.

PRODUCTION CAPACITY. Our current production capacity amounts to less than 1.0% of the global market. We plan to increase production capacity only in response to demand. We have the option to increase capacity in two phases. The first phase would involve constructing more finishing ponds, which would result in an expansion of our current production capacity by a factor of five. We estimate this first phase would cost less than $1.8 million, and could generate annual sales approaching $2.0 million. The second phase would probably require a new site, because adjacent space is limited at our current site. The modular nature of the AGM-based production system lends itself well to expansion at any foreseeable scale. We believe that the experience gained in our recent plant expansion will make it easier for us to expand our capacity at our existing site or at adjacent or other sites.

PRODUCT FORMULATION. Any feed ingredient, including astaxanthin-rich microalgae, requires careful formulation and testing prior to market. Our primary goal has been to create a product that is at least equal, if not superior to, competitive feed ingredients. We have focused on creating a product with longer shelf life that is safer and easier to handle, and produces a better result in the diet. We believe we have achieved these and other goals to a great degree, some on our own, and some in collaboration with Cultor. We also believe that further improvement is possible. If significant changes are made in product formulation, then new regulatory approvals may have to be obtained. Therefore, we have been very careful to develop our product to a high standard before placing it on the market.

MARKETING STRATEGY. We believe that astaxanthin-rich microalgae will account for a very significant share of the global astaxanthin market. We intend to be a leader in this market for the following reasons:

               1) A SUPERIOR PRODUCT. We believe a product that is safer, easier to handle, has a longer shelf life, and provides equal or greater efficacy per unit cost will eventually take significant market share.

               2) CONSUMER AWARENESS. Farmed salmon now account for almost 40% of global salmon production. Consumers are generally not aware that the farmed salmon they eat contain a synthetic, petrochemical-based coloring. Recent studies by the U.S. FDA have shown that farmed salmon are easily distinguished from wild salmon because they do not contain the natural form of astaxanthin. All other factors being equal, we believe that informed consumers will generally prefer a natural astaxanthin product over a synthetic one.

We distribute our product through Cultor and other companies. The former lead manager of sales and marketing of astaxanthin at Cultor, Martin Guerin, is now our VP, Sales and Marketing.

REGULATORY ISSUES. All feed ingredients are regulated in the countries where they are sold. Regulations differ among astaxanthin-consuming nations. Product specifications may differ, the stringency of regulations may differ, and the time required for the application process may differ. In Europe, for example, we expect regulatory approval could take up to three years, whereas in Chile we expect such approval should take substantially less time.

TIMING OF PRODUCT RELEASE. We project our first sales of astaxanthin-rich microalgae for use in animal feeds in June 1999. Product formulations may differ from country to country, depending on regulatory approval. We expect to release products in countries as we obtain regulatory approval.

(4) DRUG DISCOVERY LIBRARIES

THE DRUG DISCOVERY PROCESS. A large number of modern medicines were originally discovered in plants. The drug discovery process generally starts by identifying a plant that has "bioactive" properties. The compound responsible for bioactivity is identified through a sequence of chemical extraction, testing, and purification. The pure compound is tested, first in animal models and then in human clinical trials. If the entire process is completed, the result is a new drug.

In conjunction with EnzyMed, we have developed a drug discovery process adapted to microalgae. Our role in this process is to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. Bioactive fractions are then subjected to Combinatorial Biocatalysis, a process which creates, on average, hundreds of derivative compounds from each pure bioactive compound using EnzyMed's proprietary enzymatic methods. The resulting Microalgae Compound Libraries are then ready to market.

THE PRODUCT. Compound libraries are a major source of drug discovery in today's pharmaceutical industry. The "library" consists of pure compounds, commonly in sets of 96, packaged in special containers designed for "High-Throughput Screening." The screening process identifies new drug candidates by testing for bioactivity, often targeted at certain diseases. Tests might be based on the ability to kill certain types of cells (e.g. bacteria, cancer), or they might be based on genetic pathways involved in specific diseases. Any positive result from a screening test could eventually lead to a new medicine.

We believe the Aquasearch/EnzyMed Microalgae Compound Library is unique because it has these features:

          1)   Unexplored resource

               - Few microalgae have been screened by the pharmaceutical industry

          2)   Quantity
               -    Species: 30,000
               -    Bioactive compounds: thousands
               - Average derivatives of each bioactive compound: hundreds via Combinatorial Biocatalysis

          3)   Possible Patentability

               -    Bioactive compounds in microalgae may be new to science
               - Bioactive derivatives from Combinatorial Biocatalysis may be new to science

THE MARKET. Consumers of compound libraries are biopharmaceutical companies. These companies are strongly motivated to find new sources of drugs. According to a 1997 study by Andersen Consulting, the pharmaceutical industry must increase its rate of discovery of new drugs by a factor of 10 in five years in order to maintain its historic growth rate.

Compound libraries are typically marketed as a package that includes the following terms and conditions:

               1)   Library Access Fee

                    -    $25,000 to $100,000 per customer
                    -    access time: limited to 3-12 months
                    - application: limited to certain diseases or disease areas
                    -    multiple customers allowed

               2)   Licensing Fee

                    -    $3 million to $15 million per compound
                    -    activated by decision to begin trials

               3)   Milestone Payments

                    -    $500,000 to $25 million per event
                    - activated by the results of pre-clinical and clinical trials

               4)   Royalties

                    -    activated by FDA approval and full commercialization

PRODUCTION CAPACITY. We are producing our first compound library in collaboration with EnzyMed. We have provided EnzyMed with a purified extract of a known bioactive compound, and they are now producing derivatives using Combinatorial Biocatalysis.

We have demonstrated capability in identification, microalgae cultivation, extraction, purification, and testing of bioactivity. Our research team includes professional scientists with expertise in all these areas. However, we have only limited facilities and equipment for chemistry (extraction, purification) and biochemistry (testing). In these areas, we now rely on collaborations with several universities and members of our Scientific Advisory Board. We plan to expand capacity with a 6,000 sq. ft. laboratory dedicated to drug discovery and appropriate equipment, at an estimated cost of $2.0 million. Our ability to finance this expansion depends on funds we would have to raise through revenues, debt or equity.

EnzyMed has demonstrated capability in Combinatorial Biocatalysis. Its contract customers for this type of "lead optimization" currently include Merck, Lilly, Roche, Novartis and other biopharmaceutical companies.

MARKETING STRATEGY. Both Aquasearch and EnzyMed have considerable marketing know-how in the drug discovery market. A number of major pharmaceutical and biotech companies have already expressed an interest in our first compound library. Senior officers of both companies are responsible for marketing the compound libraries.

TIMING OF PRODUCT RELEASE. We plan to release our first library for access within six months.

(5) EXPANDING OUR PRODUCT PIPELINE

PRODUCT AREAS.  We have established two areas to expand our product pipeline:

                    -    Nutraceuticals
                    -    Pharmaceutical drug development

BASIC STRATEGY: NUTRACEUTICALS. We plan to expand our nutraceutical product pipeline using a common process. A fundamental principle of this process is that we rely on strategic collaborations and alliances whenever special Aquasearch expertise and technology is not required. We have already identified many potential nutraceutical products among the microalgae, mostly through the published scientific literature. We are focused on markets for high-value products that, like those for natural astaxanthin and our second nutraceutical product, have potential sales of more than $100 million, and few or no known competitors. At our recently completed facility, we can directly measure economic feasibility from data gathered during a six-month production run in our commercial-scale Ultra-AGM.

We are well aware that nutraceutical products, because they are not highly regulated, have caused concern among some consumers. Our goal is to self-regulate at a higher standard than required by law. We are implementing a variety of testing procedures designed to maximize product safety and product efficacy.

Our marketing approach may determine many aspects of product development. We would prefer to sell products directly to the consumer. However, if a strategic partner can contribute significantly to product development or marketing, then we will consider an alliance that could accelerate or maximize the process.

BASIC STRATEGY: PHARMACEUTICAL DRUG DEVELOPMENT. Our process for expanding the pipeline in drug development is firmly founded on strategic collaborations and alliances. We have leveraged our ability to identify, extract, test, and purify novel bioactive substances from microalgae through partnerships with major universities. We have enhanced our ability to produce Microalgae Compound Libraries through our collaboration with EnzyMed.

We are focused in the next year on developing strategic license agreements with biopharmaceutical companies. We expect many biopharmaceutical companies will be interested to access our Compound Libraries for drug discovery. We believe our management team has well-developed networks and relationships in the biotechnology industry that bring credibility to our marketing approach.

PRODUCT DEVELOPMENT: MARBEC. The Marine Bioproducts Engineering is a 10-year, $40 million Engineering Research Center ("ERC"), funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only 5 ERCs awarded by the National Science Foundation.

MarBEC combines the expertise of world-leading marine science and ocean engineering programs at the School of Ocean and Earth Sciences and Technology at University of Hawaii with the nationally-famous chemical engineering program at the Department of Chemical Engineering at University of California, Berkeley.

          CORE RESEARCH: Discovery and development of new products from microalgae
          COST: Industrial Partnership, $20,000 annually
          BENEFITS TO AQUASEARCH:

               -    New research results prior to public disclosure
               -    Preferential rights to intellectual property
               - Privilege to sponsor focused research, resulting in exclusive intellectual property rights
               - Preferred access to specialized and unique facilities and equipment
               -    Preferred access to microalgae culture collections
               -    Membership on Industrial Advisory Board (current members:
                    Aquasearch, Monsanto, Eastman Chemical)
               -    Opportunity to influence specific research
               -    Preferential access to student interns

In the first ten years of the ERC program, two dozen centers generated more than 1,000 patents. Industry members in other ERCs have cited the principal benefits as (1) strategic relationships arising out of the academic/industry network, (2) access to specialized equipment and facilities, and (3) better educated ERC graduates.

PRODUCT DEVELOPMENT: OTHER UNIVERSITIES. We are currently negotiating research agreements with medical schools at four universities. If consummated, these agreements will strongly leverage our own product development efforts. Our goals are as follows:

         CORE RESEARCH:  Pre-clinical screening for drug candidates

               - Purification of extracts from approximately 1,200 species of microalgae in 3 years
               -    Tissue culture screening
               - Genomic screening: allows extracts to be tested for effects on specific diseases
               -    Genetic control of microalgae biochemistry
               -    Targets: skin cancer, breast cancer, antivirals, antifungals

          COST: Approximately $500,000 per year. Projects range from 1 to 3 years. One project requires no funds.

          BENEFITS TO AQUASEARCH:

               -    Ownership of intellectual property
               - Increases value of drug candidates to $3 to $15 million per compound

We recognize that pre-clinical screening is costly. However, we believe it is a very cost-effective investment. The industry-standard license fee for one compound alone would more than double our anticipated investment.

If we are able to enter into agreements with all four universities, we expect to generate and screen approximately 10,000 extracts over 3 years at a cost of $1.5 million. If our pre-clinical trials yield only one bioactive compound, the minimum license fee we expect would be $3 million.

We have three options for screening and pre-clinical trials. We can do them ourselves, with a corporate partner, or with a university partner. The cost of facilities, equipment and expertise dictates that we work with a partner. The advantage of the university partners we have chosen is significant, because the universities perform contract research and we retain ownership of the compounds.

TIMING OF PRODUCT RELEASE. Our pipeline expansion is a process designed to yield many more products at minimal cost. Our goal is two products per year. The result could be less, or it could be far greater.

GENERAL ASPECTS OF PLANNED OPERATIONS

We expect to steadily increase revenues from sales of our natural astaxanthin for animal feed. However, we do not expect this product alone to be profitable, because we intend to reserve significant production capacity for nutraceutical astaxanthin.

We intend to launch our nutraceutical astaxanthin product in late 1999. We anticipate that we will become profitable within one year of the launch if we hit our targets - with no increase in production capacity. However, there can be no assurance that this will occur.

Strategic relationships and collaborations will continue to be an important part of our business strategy. We now have such relationships with EnzyMed, MarBEC and Cultor. We expect collaborations will expand to include other corporations and other universities. However, we cannot be certain to maintain existing partner relationships, nor can we guarantee to develop other successful relationships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through April 30, 1999, we had an accumulated deficit of approximately $9.0 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

We do have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

We are in the process of transition to a full-scale commercial producer of microalgae products. These changes in our business have placed and will continue to place significant demands on our management, working capital and financial and management control systems.

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. We had no revenues for the quarters ended April 30, 1999 and 1998. Most of the product we produced in 1997 and 1998 was used for product development and testing. All the product we have produced in 1999 is in inventory, and most of this awaits final formulation before it can be sold.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $45,000, or 14%, during the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998. Most of these funds were expended to develop the very large Ultra-AGM, to expand production capacity, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through April 30, 1999, our total research and development costs were approximately $3.7 million. We expect to incur significant additional research and development expenses in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs increased approximately $516,000, or 51%, for the quarter ended April 30, 1999 compared with the quarter ended April 30, 1998. The increase in general and administrative expenses reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. From inception through April 30, 1999, our total general and administrative expenses were approximately $4.8 million. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of equity securities. In the past six months, we raised approximately $2.5 million from the private placement of convertible notes. In the fiscal years ended October 31, 1998 and 1997, we raised approximately $3.4 million and $1.3 million
(net), respectively, from the sale of shares of Common Stock and/or the issuance of Convertible Notes in private placement transactions. From inception through April 30, 1999, we had raised total net proceeds of approximately $10.5 million through public and private sales of equity and debt securities.

During the quarter ended April 30, 1999, operating activities consumed approximately $840,000 compared with $425,000 in the quarter ended April 30, 1998. From inception through April 30, 1999, operating activities have consumed approximately $6.5 million.

Capital expenditures for the quarters ended April 30, 1999 and 1998 were $201,000 and $62,000, respectively. From inception through April 30, 1999, total capital expenditures have been approximately $3.7 million.

As of April 30, 1999, our liquidity was approximately $164,000 in cash and cash equivalents.

We estimate a need for approximately $3.0 million in operating capital over the next twelve months. We need an additional $0.5 million to consummate strategic research agreements with three university medical schools. Projected product sales will begin to pay some operating costs. We now believe that product sales could lead to profitability within twelve months after the start of product sales, and that some future expansion could be financed out of profits. In the near term, we believe that existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. We are now pursuing more sources of capital to maintain operations and, more importantly, to expand our product pipeline. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. We cannot guarantee success in raising the additional capital necessary to sustain or expand operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1998 Form 10-KSB.

Part II - Other Information

Item 1.  Legal Proceedings

         On July 13, 1998, Cyanotech filed a complaint (the "Complaint") in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK) against our company. In the Complaint, Cyanotech seeks declaratory judgment of noninfringement of our U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent; and non-misappropriation of our trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the Complaint after we expressed to Cyanotech our concern that Cyanotech infringed the 5,541,056 Patent and misappropriated Aquasearch trade secrets. We do not believe that Cyanotech's Complaint is meritorious. However, we may be required to dedicate significant management time and incur significant legal fees and expenses to pursue this action, which could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in this action, a finding of noninfringement or declaration of invalidity of the 5,541,056 Patent could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

         On September 11, 1998, we filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to our 1994 Dissolution Agreement with Cyanotech.

         On December 14, 1998, Cyanotech filed a motion for partial summary judgment of noninfringement and invalidity of the 5,541,056 Patent. We do not believe that this motion is meritorious.

         On March 1, 1999, we filed a motion for partial summary judgment against Cyanotech for breach of contract and misappropriation of trade secrets. On March 26, 1999, we filed a cross-motion for summary judgment of patent infringement. Both parties' motions for summary judgment are currently scheduled to be heard in the fall of 1999.

         The court has set a hearing for late June 1999 in relation to our motion to enforce a settlement reached between the parties in the spring of 1999.

         The trial in the lawsuit with Cyanotech is currently set to begin on September 27, 1999.

Item 2.  Changes In Securities

         During the quarter ended April 30, 1999, we issued $1,070,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our Common Stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our Common Stock. The warrants have an exercise price of $0.50 per share and a term of three years. As of April 30, 1999, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $846,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 5,437,908 shares of Common Stock and also issued 866,000 warrants in connection thereof. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

Item 3.  Defaults Upon Senior Securities  -- None

Item 4.  Submission of Matters To A Vote of Security Holders  -- None

Item 5.  Other Information  -- None

Item 6.  Exhibits And Reports on Form 8-K

          (a)  Exhibits  -- None

          (b)  Reports on Form 8-K  -- None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AQUASEARCH, INC.

Dated: June 14, 1999                    By: /s/ Mark E. Huntley
                                          --------------------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer