Form 10QSB
period 1999-07-31
AQUASEARCH INC
filed 1999-09-14
CIK 837490

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark one)
        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended July 31, 1999
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                                   YES  X   NO
                                       --      --

As of July 31, 1999, the number of shares outstanding of issuer's Common Stock, $0.0001 par value, was 83,932,698 shares.

                                 Aquasearch, Inc.

                               Form 10-QSB For The
                           Quarter Ended July 31, 1999

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


                                                 Aquasearch, Inc.
                                         (A Development Stage Enterprise)

                                                  Balance Sheets

                                                                    October 31,          July 31,
                                                                       1998                1999
                                                                     (Audited)          (Unaudited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     151,473        $      75,124
      Accounts receivable                                                    -                6,131
      Prepaid expenses                                                  48,703               22,297
      Refundable deposits                                                3,081                3,053
                                                               -----------------------------------------
   Total current assets                                                203,257              106,605
                                                               -----------------------------------------

   Notes receivable from officer                                        50,000               50,000
   Notes receivable                                                     59,696               58,133
   Plant and equipment:
      Plant                                                          2,519,044            3,694,922
      Equipment                                                        167,203              186,917
      Less accumulated depreciation                                   (201,292)            (353,753)
                                                               -----------------------------------------
   Net plant and equipment                                           2,484,955            3,528,086
                                                               -----------------------------------------
   Total assets                                                  $   2,797,908        $   3,742,824
                                                               =========================================

   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                           $   1,084,829        $   1,410,365
      Notes payable                                                    315,000              145,000
      Notes payable to officer                                         265,000            1,405,000
                                                               -----------------------------------------
   Total current liabilities                                         1,664,829            2,960,365
                                                               -----------------------------------------

   Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)                         --                   --
      Common stock ($0.0001 par value, 100,000,000 shares
        authorized, 68,564,013 and 83,932,698 shares
        outstanding at October 31, 1998 and July 31, 1999,
        respectively)                                                    7,979                9,515
      Additional paid-in capital                                     8,189,414           10,659,660
      Deficit accumulated during the development stage              (7,064,314)          (9,886,716)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,133,079              782,459
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   2,797,908        $   3,742,824
                                                               =========================================


                                                 Aquasearch, Inc.
                                         (A Development Stage Enterprise)

                                    Statements of Loss and Accumulated Deficit

                                                  For the Period        For the Three      For the Three
                                                  From Inception        Months Ended       Months Ended
                                                    To July 31,           July 31,           July 31,
                                                       1999                 1999               1998
                                                    (Unaudited)          (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Sales                                         $       11,077      $           --     $           --
  Cost of sales                                         23,464                  --                 --
                                              -----------------------------------------------------------
  Gross profit (loss)                                  (12,387)                 --                 --

  Research and development costs                     4,259,825             515,318            320,514
  General and administrative expenses                5,174,530             366,945            218,562
                                              -----------------------------------------------------------

  Loss from operations                              (9,446,742)           (882,263)          (539,076)

  Other Income (Expense)
  Interest                                            (243,883)            (40,646)           (79,322)
  Other                                                   (225)              7,227             (2,291)
  Investment in joint venture                         (147,096)                 --                 --
                                              -----------------------------------------------------------
  Total other income (expense)                        (391,204)            (33,419)           (81,613)
                                              -----------------------------------------------------------
  Loss before income taxes and
     extraordinary item                             (9,837,946)           (915,682)          (620,689)

  Extraordinary item - loss on write down
     of assets to liquidation basis                    (14,502)                 --                 --
                                              -----------------------------------------------------------
  Loss before income taxes                          (9,852,448)           (915,682)          (620,689)

  Federal and State income taxes                            --                  --                 --
                                              -----------------------------------------------------------
  Net loss                                          (9,852,448)           (915,682)          (620,689)

  Accumulated Deficit
  Balance, beginning of period                         (34,268)         (8,971,034)        (5,809,159)
                                              ===========================================================
  Balance, end of period                        $   (9,886,716)     $   (9,886,716)    $   (6,429,848)
                                              ===========================================================

  Loss per share                                $        (0.38)     $        (0.01)    $        (0.01)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          71,283,181         47,819,881
                                              ===========================================================


                                                 Aquasearch, Inc.
                                         (A Development Stage Enterprise)

                                    Statements of Loss and Accumulated Deficit

                                                  For the Period       For the Nine       For the Nine
                                                  From Inception       Months Ended       Months Ended
                                                    To July 31,          July 31,           July 31,
                                                        1999               1999               1998
                                                    (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Sales                                         $       11,077      $           --     $           --
  Cost of sales                                         23,464                  --                 --
                                              -----------------------------------------------------------
  Gross profit (loss)                                  (12,387)                 --                 --

  Research and development costs                     4,259,825           1,206,523            866,204
  General and administrative expenses                5,174,530           1,505,162            634,446
                                              -----------------------------------------------------------

  Loss from operations                              (9,446,742)         (2,711,685)        (1,500,650)

  Other Income (Expense)
  Interest                                            (243,883)           (117,546)          (114,662)
  Other                                                   (225)              6,829             (2,615)
  Investment in joint venture                         (147,096)                 --                 --
                                              -----------------------------------------------------------
  Total other income (expense)                        (391,204)           (110,717)          (117,277)
                                              -----------------------------------------------------------
  Loss before income taxes and
     extraordinary item                             (9,837,946)         (2,822,402)        (1,617,927)

  Extraordinary item - loss on write down
     of assets to liquidation basis                    (14,502)                 --                 --
                                              -----------------------------------------------------------
  Loss before income taxes                          (9,852,448)         (2,822,402)        (1,617,927)

  Federal and State income taxes                            --                  --                 --
                                              -----------------------------------------------------------
  Net loss                                          (9,852,448)         (2,822,402)        (1,617,927)

  Accumulated Deficit
  Balance, beginning of period                         (34,268)         (7,064,314)        (4,811,921)
                                              -----------------------------------------------------------
  Balance, end of period                        $   (9,886,716)     $   (9,886,716)    $   (6,429,848)
                                              ===========================================================

  Loss per share                                $        (0.38)     $        (0.04)    $        (0.03)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          71,283,181         47,819,881
                                              ===========================================================


                                                 Aquasearch, Inc.
                                         (A Development Stage Enterprise)

                                             Statements of Cash Flows

                                                    For the Period      For the Nine       For the Nine
                                                    From Inception      Months Ended       Months Ended
                                                      To July 31,         July 31,           July 31,
                                                         1999               1999               1998
                                                      (Unaudited)        (Unaudited)        (Unaudited)
                                                 ---------------------------------------------------------
   Cash Flows from Operating Activities
   Net loss                                       $   (9,852,448)       $  (2,822,402)   $  (1,617,927)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                       3,527                   --               --
        Depreciation                                     359,460              152,461           68,490
        Expenses paid with common stock                  801,198                   --               --
        Loss on write down of assets to
          liquidation basis                                5,392                   --               --
        Changes in:
          Other current assets                           (25,149)              26,434          (44,532)
          Receivables                                     (6,131)              (6,131)           1,219
          Accounts payable                             1,326,652              325,536           90,453
                                                 ---------------------------------------------------------
   Cash used in operating activities                  (7,387,499)          (2,324,102)      (1,536,879)

   Cash Flows from Investing Activities
   Purchase of fixed assets                           (3,791,423)          (1,195,592)        (446,939)
                                                 ---------------------------------------------------------
   Cash used in investing activities                  (3,791,423)          (1,195,592)        (446,939)

   Cash Flows from Financing Activities
   Increase in notes receivable                         (108,133)               1,563         (79,180)
   Issuance of common stock                           10,054,244            2,471,782        2,992,018
   Increase in notes payable                           1,579,800              970,000          310,000
   Offering costs                                       (271,919)                  --               --
                                                 ---------------------------------------------------------
   Cash provided by financing activities              11,253,992            3,443,345        2,602,838
                                                 ---------------------------------------------------------

   Net increase (decrease) in cash                        75,070              (76,349)         619,020
   Cash, beginning of the period                              54              151,473           47,006
                                                 ---------------------------------------------------------
   Cash, end of the period                         $      75,124        $      75,124    $     666,026
                                                 =========================================================


                                   Aquasearch, Inc.
                          (A Development Stage Enterprise)

                           Notes To Financial Statements
                                    July 31, 1999
                                     (Unaudited)

1.  Common Stock and Common Stock Purchase Warrants

As of July 31, 1999, there were a total of 11,241,731 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 5,347,244 Warrants had an exercise price of $1.00 per share, 25,974 Warrants had an exercise price of $0.21 per share, and 4,868,513 Warrants had an exercise price of $0.50 per share. No Warrants were exercised during the three months ended July 31, 1999. Aquasearch can redeem the $1.00 per share Warrants at $.01 per Warrant during their three-year exercise period upon 30 days' notice anytime that the closing bid price per share of the Common Stock exceeds $1.50 per share for 20 trading days out of 30 consecutive trading days ending on the third day prior to the date of the notice of redemption. At July 31, 1999, we had reserved a sufficient number of shares of our Common Stock to issue when the Warrants are exercised.

An analysis of the changes in stockholders' equity is as follows:

                                       Shares of                    Additional                              Total
                                         Common        Common         Paid-In        Accumulated        Stockholders'
            Description                  Stock          Stock         Capital          Deficit        Equity (Deficit)
                                     -----------------------------------------------------------------------------------
Balance, April 30, 1999                76,401,020      $ 8,762      $9,448,034       $ (8,971,034)      $   485,762
Conversion of convertible
notes to common stock
($0.16 per share)                       7,531,678          753       1,211,626                 --         1,212,379
 Loss for the three months
  ended July 31, 1999                          --           --              --           (915,682)         (915,682)
                                     -----------------------------------------------------------------------------------
Balance, July 31, 1999                 83,932,698      $ 9,515      $10,659,660      $ (9,886,716)      $   782,459
                                     ===================================================================================

In November 1996, we executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer"). Under the proposed agreement, we would acquire between 80 and 90 acres of property in the Ka'u region of the Big Island of Hawaii valued at between $900,000 and $1,000,000. In return, C. Brewer would receive between 2,570,000 and 2,850,000 shares of our Common Stock at a purchase price of $0.35 per share. In addition, C. Brewer acquired a three-year warrant to purchase up to 500,000 shares of our Common Stock at a purchase price of $1.25 per share. The stockholders' equity at July 31, 1999 does not reflect the issuance of the Common Stock or the warrant to C. Brewer. We have not consummated the transaction with C. Brewer. We have decided that we do not yet need 80 to 90 acres of land, because production at our current facility has increased beyond expectation. We want to delay any transaction with C. Brewer until we determine the best strategy and location for future development.

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

Our key achievements in the past year include major advances in our platform technology, the AGM, including:

- created the new "Ultra-AGM," which has six-fold greater capacity than the previous

     AGM model - an increase from 1,060 to 6,600 gallons;
-    tripled the capacity-per-unit-cost of the AGM;
- tripled the productivity-per-unit-capacity of HAEMATOCOCCUS - our astaxanthin-rich microalgae; and
-    doubled the astaxanthin content of HAEMATOCOCCUS - from 1.5% to 3.0%.

At the same time, we have:

-    tripled the size of our production facility;
-    tripled our patents - from three to nine;
-    tripled our total production capacity;
-    initiated sales of our products;
- expanded our product pipeline to include nutraceuticals and pharmaceuticals;
- strengthened our management team in areas of strategic development and marketing; and
- augmented our research team in natural products chemistry and drug development.

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

         DEC: CULTOR STARTS FEEDING TRIALS on farmed salmon using astaxanthin-rich microalgae we produced.

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

         SEP: WE COUNTER-SUE CYANOTECH. We asserted the validity of our U.S. patent. We also alleged that Cyanotech:

                        -    infringed our U.S. patent;
                        - misappropriated trade secrets related to our AGM technology;
                        -    breached our joint venture dissolution
                             agreement; and
                        -    engaged in unfair competition.

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

         JUN: PROCESSING EQUIPMENT INSTALLED. Our manufacturing process became fully operational as final processing equipment came on line.

                RECORD ASTAXANTHIN LEVELS ACHIEVED. We achieved an astaxanthin content of more than 3% in our final processed product - sustained over the previous three months. This content is at least double the amount claimed by any other known producer of natural astaxanthin. Some of our production runs approached 4% content, and we achieved 6% content at smaller scales.

         Jul: WE BEGIN SHIPPING NATURAL ASTAXANTHIN to an undisclosed European company.

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

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:

----------------------------------------------------------------------------------------------------------------
                IMPROVEMENT                           PLANNED IN 1998                   ACHIEVED IN 1999
----------------------------------------------------------------------------------------------------------------
             Increase AGM size                              6X                           Greater than 6X

           Decrease capital cost                            2X                                 3X
           (per gallon capacity)

       Increase AGM production cycle                      30 days                            60 days

       HAEMATOCOCCUS production rate                    Increase 3X                      Greater than 3X

      Astaxanthin content of product                2.0% of dry weight           Greater than 3.0% of dry weight
----------------------------------------------------------------------------------------------------------------

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

Our HAEMATOCOCCUS cultivation process is done in two steps. We use two types of large-scale production systems: (1) Aquasearch Growth Modules, and (2) "finishing" ponds. This table shows the key features of these two production systems:

------------------------------------------------------------------------------------------------------------------

        FEATURE                    AQUASEARCH GROWTH MODULE                           FINISHING POND
------------------------------------------------------------------------------------------------------------------
       Function                 Produce HAEMATOCOCCUS biomass                 Convert biomass to astaxanthin

      Technology                         Proprietary                                  Public domain

   Utilized capacity                         20%                                           100%
------------------------------------------------------------------------------------------------------------------

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

We completed construction of the expanded facility in February 1999. New processing equipment was installed in June 1999. Sales began immediately.

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

Additionally, from September 1998 through July 1999, the Company raised $3,700,000 through the private placement of convertible notes. These convertible notes bear interest at 10 percent per annum, have a term of one year and are convertible into shares of Common Stock. Upon conversion of the notes, each note holder will receive warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes purchased. In the nine months ended July 31, 1999, some of these convertible note holders along with other outstanding convertible note holders converted their notes into a total of 15,368,685 shares of the Company's Common Stock and received an aggregate of 2,449,800 warrants.

MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Last year we focused on technology and infrastructure. We strengthened our intellectual property, expanded our physical plant, and augmented production capacity.

During the next twelve months we will focus on sales and product development, specifically:

          - initiating sales of our first nutraceutical product, natural astaxanthin;
          -    formulating our second nutraceutical product;
          -    growing sales of AQUAXAN-TM-;
          -    marketing and selling compound libraries for drug discovery; and
          -    expanding our product pipeline.

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

THE MARKET. We believe a strong market could develop for our nutraceutical astaxanthin product among persons afflicted with these ailments because of:

          - LARGE SIZE OF POTENTIAL MARKET: millions of Americans are affected
          - POOR PROGNOSIS: some of these diseases have ineffective or no approved treatments
          - PROMISING DATA: quality of data in relevant human and animal models to date is promising.

Our analysis of reasonable dosage and customary pricing in the nutraceutical industry suggests that nutraceutical astaxanthin may command retail prices in the range of $50,000 per kilogram, depending on various factors. If this estimate proves to be accurate, then we would estimate the potential U.S. market to exceed $500 million per year. This estimate is based on just one of the six diseases described above, and is derived from the number of persons affected by the condition, as estimated by physicians who provide treatment for the disease, and the conventional price of an appropriate daily dosage. Certain consumers may be highly motivated to use nutraceutical astaxanthin because:

          -    treatment alternatives do not exist for some ailments; and
          - sufferers have used nutraceuticals with less demonstrated efficacy than astaxanthin.

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

Cyanotech recently announced its intention to launch a HAEMATOCOCCUS-based nutraceutical. Cyanotech advertises its natural astaxanthin product to contain 1.5% astaxanthin. Our product contains 3%. To produce the same amount of astaxanthin, therefore, Aquasearch requires only half the HAEMATOCOCCUS production capacity. We therefore believe our cost of production may be less than Cyanotech's. We also believe that customers may perceive our 3% product as superior to a 1.5% product, which could confer a competitive advantage over Cyanotech's product.

Igene Biotechnology, Inc. produces astaxanthin from yeast. The chemical form of astaxanthin in HAEMATOCOCCUS is the one that prevails in nature, and is different from that in yeast. We believe the nutraceutical market will view the prevailing natural form of astaxanthin - from HAEMATOCOCCUS - as superior as its astaxanthin content is also 10 times more than that of yeast.

Itano of Japan produces an astaxanthin extract from Antarctic krill, a marine microcrustacean. The product is distributed in the U.S. in very small amounts and at very high prices (GREATER THAN $650,000 per kilogram). Krill fishing in Antarctica is very expensive and highly regulated. Krill fishing vessels must travel for more than two weeks, at a cost of approximately $50,000 per day to complete the voyage between Japan and the Southern Ocean. Suitably equipped vessels cost approximately $30 million and typically have a lifetime of only 20 years. The krill fishery is regulated by the Committee for Conservation of Antarctic Living Resources, an international body comprised of scientists from Antarctic Treaty member nations. The krill fishery reached its peak in the mid-1980s and has since declined.

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

TIMING OF PRODUCT RELEASE. We plan to release our nutraceutical astaxanthin product in the first quarter of 2000.

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

PRODUCTION CAPACITY. In mid-1999 we received approval from the State of Hawaii Department of Agriculture to import the microalgae that is the basis of our second nutraceutical product. We plan to begin cultivation at AGM (commercial) scale in late 1999. We intend to devote approximately six months to optimizing production in AGMs. Based on our knowledge and observations of this microalgae, we believe we have enough production capacity to sustain product introduction. After approximately one year of production, we project that initial sales would support the cost of expanding our physical plant.

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

(3) AQUAXAN-TM- - NATURAL ASTAXANTHIN FOR ANIMAL FEED

THE PRODUCT. We have spent several years developing astaxanthin rich AQUAXAN-TM- in conjunction with Cultor. Astaxanthin is proven to be a vital dietary component in salmon, trout, red sea bream, and several other species of cultivated seafood products. In salmon, the primary market, astaxanthin is important as the main source of their pink flesh color. Recent studies have also demonstrated the importance of astaxanthin in enhancing the growth rate, vision, and fertility of salmon. Astaxanthin is routinely used as a feed additive in poultry feeds, for the purpose of improving the coloration of eggs and reducing the incidence of infections. Astaxanthin in the diet of swine has been shown to increase fertility. Several feeding studies with our astaxanthin-rich microalgae in fish diets have produced the desired results.

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

MARKETING STRATEGY. We believe that astaxanthin-rich microalgae could occupy a significant niche within the global astaxanthin market. We intend to be a leader in this niche for the following reasons:

        1) A SUPERIOR PRODUCT. We believe a product that is safer, easier to handle, has a longer shelf life, and provides equal or greater efficacy per unit cost will eventually establish its place in this market.

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

The former lead manager of sales and marketing of astaxanthin at Cultor, Martin Guerin, is now our VP, Sales and Marketing. We recently re-negotiated our Distribution and Development Agreement with Cultor.

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

COMPETITION. AQUAXAN-TM- competes directly with only one product produced from HAEMATOCOCCUS microalgae, NATUROSE-TM-, manufactured and sold by Cyanotech. NATUROSE-TM- is advertised to contain

1.5% astaxanthin. AQUAXAN-TM- contains 3% astaxanthin. Cyanotech recently announced a possible joint venture to produce NATUROSE-TM- with Norsk-Hydro, the world's dominant salmon farming company. The Cyanotech/Norsk-Hydro joint venture appears to be contingent on the results of "production optimization" that has yet to take place. We believe such a joint venture, if it occurs, could substantially contribute to developing the market for AQUAXAN-TM-.

TIMING OF PRODUCT RELEASE. We began our first sales of astaxanthin-rich microalgae for use in animal feeds in June 1999.

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

In conjunction with EnzyMed, we have developed a drug discovery process adapted to microalgae. Our role in this process is to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. Bioactive compounds or fractions are then subjected to Combinatorial Biocatalysis, a process which creates derivative compounds from each pure bioactive compound using EnzyMed's proprietary enzymatic methods. The resulting Microalgae Compound Libraries are then ready to market.

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

Compound libraries are typically marketed as a package that includes the following terms and conditions:

        1)  Library Access Fee
            -    access time: limited to 3-12 months
            -    application: limited to certain diseases or disease areas
            -    multiple customers allowed

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

EnzyMed has demonstrated capability in Combinatorial Biocatalysis. Its contract customers for this type of "lead optimization" currently include leading pharmaceutical and biopharmaceutical companies.

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

BASIC STRATEGY: PHARMACEUTICAL DRUG DEVELOPMENT. Our process for expanding the pipeline in drug development is firmly founded on strategic collaborations and alliances. We have leveraged our ability to identify, extract, test, and purify novel bioactive substances from microalgae through partnerships with major universities. Additionally, we have enhanced our ability to produce Microalgae Compound Libraries through our collaboration with EnzyMed.

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

          -    Membership on Industrial Advisory Board (current members:
               Aquasearch, Monsanto, Eastman Chemical, Cyanotech)
          -    Opportunity to influence specific research
          -    Preferential access to student interns

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

We intend to launch our nutraceutical astaxanthin product in early 2000. We anticipate that we will become profitable within one year of the launch if we hit our targets - with no increase in production capacity. However, there can be no assurance that this will occur.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through July 31, 1999, we had an accumulated deficit of approximately $9.9 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. We had no revenues for the quarter ended July 31, 1998. During the quarter ended July 31, 1999, we started to ship our natural astaxanthin product. This revenue amounting to $8,400 is classified as other income. Most of the product we produced in 1997 and 1998 was used for product development and testing. The product we have produced in 1999 is in inventory, and most of this awaits final formulation before it can be sold.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $195,000, or 60%, during the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998. Most of these funds were expended to develop the very large Ultra-AGM, to expand production capacity, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through July 31, 1999, our total research and development costs were approximately $4.2 million. We expect to incur significant additional research and development expenses in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs increased approximately $148,000, or 67%, for the quarter ended July 31, 1999 compared with the quarter ended July 31, 1998. The increase in general and administrative expenses reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. From inception through July 31, 1999, our total general and administrative expenses were approximately $5.2 million. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of equity securities. In the past nine months, we raised approximately $3.7 million from the private placement of convertible notes. In the fiscal years ended October 31, 1998 and 1997, we raised approximately $3.4 million and $1.3 million (net), respectively, from the sale of shares of Common Stock and/or the issuance of Convertible Notes in private placement transactions. From inception through July 31, 1999, we had raised total net proceeds of approximately $11.6 million through public and private sales of equity and debt securities.

During the quarter ended July 31, 1999, operating activities consumed approximately $883,000 compared with $695,000 in the quarter ended July 31, 1998. From inception through July 31, 1999, operating activities have consumed approximately $7.3 million.

Capital expenditures for the quarters ended July 31, 1999 and 1998 were $60,500 and $446,900, respectively. From inception through July 31, 1999, total capital expenditures have been approximately $3.8 million.

As of July 31, 1999, our liquidity was approximately $75,000 in cash and cash equivalents.

We estimate a need for approximately $3.0 million in operating capital over the next twelve months. We need an additional $0.5 million to consummate strategic research agreements with three university medical schools. Projected product sales will begin to pay some operating costs. We now believe that product sales could lead to profitability within twelve months after the start of astaxanthin nutraceutical product sales, and that some future expansion could be financed out of profits. In the near term, we believe that existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. We are now pursuing more sources of capital to maintain operations and, more importantly, to expand our product pipeline. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. We cannot guarantee success in raising the additional capital necessary to sustain or expand operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. See "Factors That May Affect Future Operating Results--Substantial Near-Term Capital Needs; Uncertainty of Additional Funding; Dilution" and "--Substantial Long-Term Capital Needs; Uncertainty of Additional Funding; Dilution" in the 1998 Form 10-KSB.

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

On March 1, 1999, we filed a motion for partial summary judgment against Cyanotech for breach of contract and misappropriation of trade secrets. On March 26, 1999, we filed a cross-motion for summary judgment of patent infringement. All motions for summary judgment are currently scheduled to be heard in November 1999.

Item 2.  Changes In Securities

         During the quarter ended July 31, 1999, we issued $830,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum, of which $635,000 was issued to an officer of the company. The holders of the convertible notes have an option to convert their convertible notes into our Common Stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our Common Stock. The warrants have an exercise price of $0.50 per share and a term of three years. During the quarter ended July 31, 1999, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $1,190,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 7,531,678 shares of Common Stock and also issued 1,190,000 warrants in connection thereof. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

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

                                       AQUASEARCH, INC.

Dated: September 14, 1999              By: /s/ Mark E. Huntley
                                           ------------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer