Form 10KSB40
period 1999-10-31
AQUASEARCH INC
filed 2000-01-31
CIK 837490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR                                       COMMISSION FILE
  ENDED OCTOBER 31, 1999                                   NUMBER 33-23460-LA


                                AQUASEARCH, INC.
                                ----------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1999, was $26,988,755.

         The number of shares outstanding of each of issuer's classes of common equity, as of October 31, 1999, was 87,060,501 shares of Common Stock, $0.0001 par value.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):
         [ ] Yes     [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE WHAT THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "PART II, ITEM 6, MANAGEMENT'S PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE READER IS CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. THE READER IS STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "PART II, ITEM 6, MANAGEMENT'S PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

We are a development stage company that develops and commercializes natural products from microalgae using our proprietary photobioreactor technology known as the Aquasearch Growth Module, or AGM.

Microalgae are a diverse group of over 30,000 species of microscopic plants that have a wide range of physiological and biochemical characteristics. Microalgae produce many different substances and bioactive compounds that have existing and potential applications in a variety of commercial areas, including human nutrition, pharmaceuticals, and high value commodities.

Microalgae represent a major fraction of the entire plant kingdom, yet fewer than 10 species have ever been produced commercially. Microalgae are the fastest growing plants on earth. Some species can produce 1,000 times their own mass in a single day. The raw materials required for microalgae production - water, light and nutrients - are plentiful and cheap. Microalgae are easy to process using standard manufacturing equipment.

Microalgae production technology has only recently been developed. The first pure cultures of microalgae were cultivated in the early 1900s, but it was not until the late 1930s that enough material of a single species was grown in the laboratory to allow chemical analysis. Attempts at large scale cultivation began in the 1950s, mostly in open ponds. The first commercial production of microalgae did not begin until the mid-1970s, and then only for three species that could be grown in open ponds. No new microalgae species has been grown commercially in open ponds for the past 25 years. By the 1980s scientists began to recognize the limitations of open pond technology - lack of control over the conditions necessary for cultivation and exposure to contamination. New efforts began to grow microalgae in photobioreactors - closed systems with the ability to provide controlled conditions.

The major challenge with photobioreactor technology has been to develop photobioreactors large enough to achieve the economy of scale needed for commercial application. By the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. The AGM, at more than 6,000 gallons (22,000 liters), is to our knowledge the largest photobioreactor in existence - and the only photobioreactor used for commercial production of microalgae. In addition, the AGM incorporates a very high level of computerized process-control, allowing reproducible performance. We believe it is the most advanced technology of its kind.

Our strategy is to build on our leading position in microalgae cultivation technology to become the world-leading producer of pharmaceuticals, nutraceuticals and high-value commodities from microalgae. In the short term, we plan to build market share for microalgae-based nutraceuticals, to develop a market for our drug discovery products, known as DRUGS FROM THE SEA-TM-, and to increase market share for AQUAXAN-TM-, our natural astaxanthin product used in animal feeds. Over the long term, we plan to develop more products from microalgae, to continuously improve our AGM technology, and to expand strategic alliances.

We manufacture our products at our five acre, research, development and production facility in Kailua-Kona, Hawaii. We have enough production capacity to carry out our strategic plan for the coming year. Our marketing and sales activities depend to a great degree on distributors, strategic alliance partners, and on our own personnel. Strategic alliances and partner relationships with EnzyMed, the Marine Bioproducts Engineering Center, and various current customers are central to our activities in drug discovery, product development, regulatory approval processes, sales, marketing and distribution.

Competition varies according to product area. In the drug-discovery market area, many biopharmaceutical companies are involved in searching for sources of new drugs; however, we believe that there is insignificant competition from companies or institutions exploring microalgae as a drug-discovery source. In the nutraceutical market, we may face some significant potential competition for our first product, astaxanthin-rich microalgae, but we know of no competition for the second product we plan to launch in 2000. In the market for animal feed supplements, our natural AQUAXAN-TM- product faces competition from large global producers of synthetic astaxanthin such as BASF and Hoffman-LaRoche and from several producers of natural astaxanthin. We believe our product quality provides the basis to capture adequate market share. As to competition for our platform technology, the AGM, we do not believe any commercial entity has developed a photobioreactor that matches the AGM's large size, level of process control or sustained performance. We believe that competition in each of these areas is likely to increase significantly over time.

Our patents and intellectual property are key to our business as a marine biotechnology company. In the first six months of 1999 we were issued five new patents related to our core technology, the AGM. We believe that intellectual property issues in marine biotechnology will become much more prevalent, challenging and complex in the future.

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products face regulation by the U.S. Food and Drug Administration (FDA) or similar agencies in foreign countries, and may require extensive testing for safety and efficacy before being released for sale.

Legal proceedings have been underway for over a year in a legal dispute with Cyanotech regarding our intellectual property. On December 30, 1999 the United States District Court for the District of Hawaii granted summary judgment in our favor on our claims that Cyanotech infringed our patent, misappropriated our trade secrets and breached the terms of our 1994 Dissolution Agreement with Cyanotech. In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and invalidity of our patent.

Our property at the Hawaii Ocean Science and Technology Business Park provides an ideal location for the research and development and the commercial production of microalgae. We have access to uniquely large volumes of deep ocean water in a stable tropical climate, conditions that are well-suited for many of the requirements for microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, we believe that, on balance, there are few locations equally favorable to our business.

Our employees, key scientists and our Scientific Advisory Board encompass a broad array of expertise in critical areas of aquatic microbiology and bioengineering, and a high degree of competence in operating our research and commercial production systems. We are strongly dependent on our own personnel and affiliated scientists for continued growth and development.

MICROALGAE PRODUCTION TECHNOLOGY

MICROALGAE AND OTHER PHOTOSYNTHETIC MICRO-ORGANISMS

BASIC CHARACTERISTICS. Microalgae are single-celled microscopic plants. They range in size from approximately 1 micron (1/25,000 of an inch) to several hundred microns. They are "eukaryotic" organisms, meaning that like animals but unlike bacteria each cell has a nucleus that contains DNA. Like all other plants, they grow by photosynthesis - the process of using water and carbon dioxide, combined with light, to produce oxygen and biomass made up primarily of sugars, fats, and proteins.

DIVERSITY AND HABITAT. There are an estimated 30,000 species of microalgae, and perhaps a few thousand other species of photosynthetic micro-organisms. Microalgae live wherever there is water and light. You can find microalgae in freshwater or seawater in ice at the North and South Poles or high in the mountains, in sub-freezing ocean water, in super-heated hot springs, in any body of water from the surface to depths greater than 600 feet - and everywhere in between.

REPRODUCTION. The most common way that microalgae reproduce is through division. When the cell gets large enough it simply divides in two. When the two resulting cells get large enough, they divide in two, and so on. For most microalgae, cell division happens at least once a day. However, microalgae also have ways of reproducing sexually. Typically, two cells fuse together, exchange genetic material, and then divide into two or more cells.

GROWTH RATES. Microalgae are the fastest growing plants on earth. Since they divide about once a day, this means they double their mass at the same rate. Some species of microalgae double about 10 times a day, meaning that a single cell can produce 1,024 cells in a day. No land-based plants are capable of growing at the rates of microalgae. Sugar-cane, which is the world's fastest growing crop, doubles its mass about once a week. The fastest growing trees double their mass about once every few months. On average, microalgae grow about 100 times faster than trees, and 10 times faster than any other plant.

UNIQUE CHEMISTRY. Microalgae produce all of the same types of molecules that are found elsewhere in the plant kingdom - proteins, fats, sugars, and categories of these, like enzymes, vitamins, and fatty acids. Each species of microalgae is a unique type of plant. Many species of microalgae produce unique and unusual molecules that have not been found anywhere else.

The unique molecular makeup of microalgae provides a valuable source of potential new discoveries in areas such as drugs and nutrition. To date, researchers at University of Hawaii have found more than 170 bioactive molecules among microalgae. Of those, only 7 molecules have turned out to be "rediscoveries," or molecules that are already known to science. In other words, more than 95% of the bioactive molecules discovered among the microalgae are new to science. Research performed in the pharmaceutical industry on bacteria and fungi - major sources of new drugs - has generated a "rediscovery rate" of about 98%; that is, only about 2% of the "new" bioactive substances discovered in bacteria and fungi turn out to be new after all.

VALUE OF SUBSTANCES IN MICROALGAE

Here are some representative values of typical biological products, some of which occur in microalgae:

------------------------------------------------------------------------------------
                      PRODUCT                               PRICE             SOURCE
------------------------------------------------------------------------------------
        Beta-carotene (chemical, synthetic)              $600 per kg            1

       Beta-carotene (biological, "natural")            $1,400 per kg           1

                    Astaxanthin                         $2,500 per kg           2

                      Biotin                            $7,000 per kg           1

      Royalty fee on the drug "Cryptophycin"             2% of sales            3

      License fee for a novel compound with           $3 to $15 million         2
      bioactivity demonstrated in pre-clinical trials

------------------------------------------------------------------------------------

         1: Chemical Marketing Reporter, Aug. 30, 1993 and Oct. 11, 1993, Schnell Publishing Co., Inc., NY. Prices have not changed significantly since 1993.

         2:       Internal Company estimate

         3: Office of Technology Transfer and Economic Development, University of Hawaii.

BETA-CAROTENE is carotenoid pigment used widely as a food coloring in margarine, butter, drinks, cakes and candies. It is also sold as a nutritional supplement or nutraceutical. The total market size is estimated to be in excess of $500 million per year. Beta-carotene is the dominant pigment in microalgae of the genus DUNALIELLA, where it can account for more than 10% of the total mass.

ASTAXANTHIN is a carotenoid pigment now used primarily as a feed ingredient for various animals, including salmon and poultry. The 1998 market for astaxanthin in salmon feed was approximately $185 million. Astaxanthin is the dominant pigment in microalgae of the genus HAEMATOCOCCUS, where it can account for up to 12% of the total mass.

BIOTIN, or Vitamin H, is widely sold as a nutritional supplement. It is a bacterial growth factor that is currently produced from yeast. It occurs at reasonably high levels in some species of microalgae.

CRYPTOPHYCIN is a novel compound with bioactivity that was demonstrated in pre-clinical trials by its discoverer at the University of Hawaii. Cryptophycin was isolated from a species of Cyanobacteria, also known as the "blue-green algae." The compound is in lead development as an anti-cancer drug by a pharmaceutical company that licensed it from the University of Hawaii.

RATIONALE FOR COMMERCIAL PRODUCTION OF MICROALGAE

Microalgae represent approximately half of all plant species and have been largely unexploited. Many characteristics of microalgae make them attractive for commercial production.

         1)   UNTAPPED RESOURCE

                  -   There are an estimated 30,000 species

                  - Fewer than 5,000 species have been cultivated in the laboratory

                  - Fewer than 1,000 species have been carefully investigated for new substances

                  - Fewer than 10 species have been cultivated at commercial scale

         2)   SOURCE OF NEW SUBSTANCES

                  - Several hundred new bioactive substances have been discovered

         3)   SOURCE OF VALUABLE SUBSTANCES

                  - Types of molecules already known to be valuable: enzymes, pigments, vitamins

                  - Bioactive compounds that could be valuable as pharmaceuticals

         4)   EASE OF PROCESSING

                  - Absence of bark, stems or branches makes product extraction easier than other plants

                  - Uniform cell structure simplifies mechanical processes

                  - Commercial equipment developed for bacteria and fungi can easily be applied

         5)   RAPID GROWTH RATE

                  - Growth rate ranges from about 1 to 10 doublings per day

                  -   Growth rates are faster than any other plants

         6)   LOW COST OF RAW MATERIALS

                  - Water, sunlight and carbon dioxide are plentiful and economical

                  - By comparison, raw materials for bacteria or fungi include expensive, complex organic substances

         7)   CONTINUOUS GROWTH

                  - Unlike land plants, microalgae do not need to complete a "life cycle" to reproduce

                  - Growth by cell division makes it possible for microalgae to grow continuously

Although the rationale for commercial production of microalgae is compelling, certain challenges must be overcome to successfully exploit this resource.

CHALLENGES TO COMMERCIAL MICROALGAE PRODUCTION

Commercial production of microalgae is very similar to large-scale cultivation of any agricultural crop, with many of the same challenges. The main challenge is to grow large quantities of a single species sustainably and continuously.

Each species of microalgae is different, just as each species of land plant is different. Commercial production demands "monoculture" - growing a single species at a time. No experienced farmer would attempt to grow corn and rice in the same field. Their water requirements are different, their nutrient requirements are different, and harvesting techniques are different. The same is true of microalgae. For example, HAEMATOCOCCUS, which is rich in astaxanthin, has very different water and nutrient requirements than DUNALIELLA, which is rich in beta-carotene.

In nature, plants do not live together in large groups of a single species that are convenient to harvest and produce commercially. Humans have achieved this level of convenience through control. Corn, for example, does not naturally grow in rows that cover acre upon acre, uncontaminated by pests or competing weeds. After more than 5,000 years of agriculture, humans have devised ways to accomplish this.

Similarly, single species of microalgae do not naturally fill entire bodies of water, uncontaminated by pests or competing weeds. For the past 50 years, humans have attempted to devise ways to accomplish this.

Any method of microalgae cultivation that can solve the following problems will be successful for commercial production:

                  -   control of contaminating pests and weeds

                  -   control of temperature

                  -   control of nutrients

                  -   control of light

                  -   size large enough to achieve economy-of-scale

CONTROL OF CONTAMINATING PESTS AND WEEDS. Any body of water that is rich in nutrients will eventually be populated by a large variety of micro-organisms, unless provisions are made to restrict access. Pests that prey on microalgae include microscopic bacteria and fungi, which can rapidly destroy them, and animals of all sizes, which can rapidly eat them. The weeds would include any species of microalgae that the grower did not intend to grow.

CONTROL OF TEMPERATURE. Like any plant, each microalgae species grows best in a certain temperature range. Just as palm trees grow best in the tropics and spruce trees grow best in very cold climates, there are some microalgae that grow best in hot springs while others that grow best in ice water. Within each temperature range where growth is possible, there is a much smaller range where growth is fastest. In general, growth rate increases with temperature.

CONTROL OF NUTRIENTS. Each species of microalgae - just like other plant species
- has unique nutrient requirements. All plants need nitrogen to make protein, and phosphorous to make ATP (adenosine tri-phosphate), which is a main source of energy. Nitrogen and phosphorous requirements vary from species to species. Then there are the "micronutrients" - elements like iron, zinc, vitamins, or hormones
- for which species can have very different requirements, also.

CONTROL OF LIGHT. Some plants prefer shade, while others prefer full sunlight. Microalgae are no different. The intensity of light can dramatically affect plant biochemistry. For example, moving a houseplant into the full sunlight may cause the leaves to change color, which is a result of a change in the plant's chemistry. Each species of microalgae grows best under certain light conditions.

ACHIEVING ECONOMY-OF-SCALE. Most commercial processes are very expensive at small scale. Economics of the process improve when the scale of the enterprise is large enough. Large-scale, robotic manufacturing of Ford and Toyota automobiles is more economical than small-scale, handcrafted manufacturing of Ferraris and Rolls-Royces. Large-scale agriculture of soybeans by a highly-mechanized agri-business is more economical than small-scale agriculture on a family farm.

The essence of a cost-effective commercial process is not dependent on the scale alone. Success requires the ability to control the process at a large scale. This principle applies as much to commercial production of microalgae as it does to the commercial production of automobiles or soybeans.

OVERCOMING CHALLENGES TO COMMERCIAL MICROALGAE PRODUCTION

We believe that the two principal solutions to commercial microalgae production are to:

         1)   control the culture system; and
         2)   enlarge the scale.

There have been numerous attempts to develop commercial photobioreactors. To the best of our knowledge, the Aquasearch Growth Module is the first closed culture, process-controlled, photobioreactor ever to operate at commercial scale - greater than 2,750 gallons (10,000 liters).

COMMERCIAL MICROALGAE PRODUCTION - A BRIEF HISTORY

Scientists have conducted laboratory research on the cultivation of microalgae for more than a hundred years. Attempts at large-scale cultivation, however, are relatively recent. Here are some of the significant historical events that led to the development of commercial photobioreactors:

         1871: NITROGEN AND PHOSPHOROUS RECOGNIZED AS NUTRIENTS FOR MICROALGAE. The Russian biologist Famintzin suggests that microalgae use the same nutrients as higher plants.

         1890: MICROALGAE FIRST GROWN IN BACTERIA-FREE CULTURES. The freshwater microalgae CHLORELLA and SCENEDESMUS are isolated and cultivated by a Dutch bacteriologist, Beyerinck.

         1905: FIRST CULTURES OF MARINE MICROALGAE. Eighteen species of marine microalgae are grown in 60-milliliter culture flasks in Plymouth, U.K. Many of the cultures are contaminated with other species.

         1919: HIGH GROWTH RATES OF MICROALGAE ARE RECOGNIZED. The microalgae CHLORELLA is found to increase its biomass up to 100 times per day by the German chemist, Warburg, during his experiments on photosynthesis.

         1938: FIRST "LARGE-SCALE" CULTURE OF MICROALGAE - 7 GALLONS (26 LITERS). Bostwick Ketchum and A.C. Redfield grow a marine species, NITSZCHIA CLOSTERIUM, at Woods Hole Oceanographic Institution. They are able to collect enough material every day to make chemical measurements.

         1940: PIGMENTS OF MICROALGAE ARE ISOLATED AND IDENTIFIED. Harold Strain and colleagues at the Carnegie Institution are the first to extract and identify pigments from blue-green algae.

                  This initiates a long-term research program. Over the next decade, many species are grown in 2.6 gallon (10 liter) vessels and their chemical composition is analyzed.

         1944: FIRST AUTOMATED PHOTOBIOREACTOR - 2.6 GALLONS (10 LITERS). Myers and Clark develop and build a laboratory system for the continuous culture of CHLORELLA. The automated photobioreactor never operates as a fully continuous culture.

         1948: FIRST ECONOMIC ANALYSIS OF LARGE-SCALE CULTURE. The Stanford Research Institute, with funding from the Carnegie Institution, examines the feasibility of large-scale cultivation. In 1950, they conclude that CHLORELLA could be grown as a cheap source of protein.

         1949: CONTINUOUS CULTURE ACHIEVED IN THE LABORATORY. Building on their earlier technique using a laboratory photobioreactor, Ketchum and Redfield demonstrate how to achieve optimum yields of microalgae by continuously adding fresh nutrient medium and continuously harvesting.

                  MICROALGAE SUGGESTED AS A CHEAP SOURCE OF PROTEIN. H.A. Spoehr, Chairman of the Division of Plant Physiology at the Carnegie Institution, writes a paper suggesting the large-scale cultivation of CHLORELLA as a means of solving world hunger. This paper stimulates interest worldwide, and leads to numerous pilot plants.

         1951: FIRST LARGE-SCALE, CONTROLLED PHOTOBIOREACTOR - 1,200 GALLONS (4,500 LITERS). A tubular photobioreactor is built and operated in Cambridge, Massachusetts for three months. Only temperature is controlled. Average yield is equal to three tons per acre per year. Scientists predict yields of 45 tons per acre per year - ten times more than soybeans.

         1950S: LARGE-SCALE "OPEN-POND" PRODUCTION SYSTEMS ARE BUILT IN GERMANY AND JAPAN . Ponds of various design, all open to the atmosphere, are built in Germany (330 gallons (1,200 liters) in 1951) and Japan (825 gallons (3,000 liters) in 1953; 4,400 gallons (16,000 liters) in 1957; 16,500 gallons (60,000
                  liters) in 1958). Most systems cannot be maintained for more than 30 days.

                  FIRST YEAR-ROUND PRODUCTION ACHIEVED AT LARGE SCALE. By 1958, an open-pond CHLORELLA culture system covering a total area of 1,600 square feet (less than 5% of an acre) operates for a full year in Japan. The yield is equal to 12.7 tons per acre per year.

                  EXPERIMENTAL PRODUCTION OF MICROALGAE OTHER THAN CHLORELLA. In the late 1950s and early 1960s, large-scale open-pond cultures are attempted on a handful of other species. Most cultures are not controlled, and are overcome by contaminants within weeks.

         1960S: "OPEN-POND" SYSTEMS BECOME WIDESPREAD. Experimental production systems are constructed in Czechoslovakia, Romania, Russia, Israel, France and the United States. Species other than CHLORELLA are grown, but no system can be maintained for more than three months.

                  MICROALGAE CONSIDERED FOR U.S. SPACE PROGRAM, BUT ABANDONED AS UNRELIABLE. In the mid-1960s, NASA funds research on the use of microalgae cultures to generate oxygen during space flight. The scheme proves unreliable, and is replaced by more dependable physical-chemical systems.

                  FIRST COMMERCIAL PRODUCTION OF CHLORELLA. By the mid-1960s, research by the Japan Nutrition Association and the Microalgae Research Institute in Tokyo leads to the first commercial production of CHLORELLA.

         1970S: COMMERCIAL OPEN PONDS LARGER THAN 27,500 GALLONS (100,000 LITERS) are built in Taiwan for CHLORELLA production. By the mid-1970s, export to Japan for the food supplement market is approximately 800 tons per year.

                  COMMERCIAL PRODUCTION OF SPIRULINA begins in Lake Texcoco, Mexico. By the late 1970s production reaches 1,000 tons per year. The product is initially sold in Japan as an animal feed additive and human nutritional supplement. A market for SPIRULINA begins to develop in the United States.

                  COMMERCIAL OPEN-POND PRODUCTION OF DUNALIELLA, a rich source of natural beta-carotene, begins in Israel. Hoffman-LaRoche acquires an open-pond facility in Australia for the same purpose, but later abandons the project.

         1980S: COMMERCIAL OPEN PONDS OF 275,000 GALLONS (1,000,000 LITERS) are constructed in Southern California for SPIRULINA production by Earthrise Farms, which starts operating in 1982.

                  SALES OF MEXICAN SPIRULINA ARE PROHIBITED IN THE UNITED STATES DUE TO CONTAMINATION found in studies by the Food and Drug Administration in the early 1980s.

                  EXPERTS AGREE ON LIMITS OF "OPEN-POND" SYSTEMS, AND SUGGEST FOCUS ON PHOTOBIOREACTOR TECHNOLOGY. After three decades of research on a wide variety of microalgae, only three have been successfully produced: CHLORELLA, SPIRULINA and DUNALIELLA. Contamination and control are frequently cited in the scientific literature as the main barriers to commercialization of microalgae.

                  AQUASEARCH IS FOUNDED by scientists at Scripps Institution of Oceanography. We design concepts for large-scale photobioreactors in 1984.

                  AQUASEARCH SHOWS THAT LARGE-SCALE PHOTOBIOREACTORS ARE COST-EFFECTIVE. The United States Department of Energy commissions a confidential study from us in 1985 to evaluate the economics of fuel production from microalgae. Our analysis shows that large-scale photobioreactors would be more cost-effective than open ponds.

                  EXPERIMENTAL PHOTOBIOREACTORS UP TO 53 GALLONS (200 LITERS), with a variety of designs, are developed in France, Italy, Israel, Germany, Australia and the U.K. By the late 1980s, many microalgae have been cultivated that could not be grown in open ponds.

                  AQUASEARCH BUILDS THE FIRST CLOSED SYSTEM PHOTOBIOREACTOR LARGER THAN 1,100 GALLONS (4,000 LITERS). In late 1988 we build the first Aquasearch Growth Module. Over the next few years, we cultivate several species that have not been grown in open ponds.

         1990S: "OPEN-POND" COMMERCIAL PRODUCTION OF HAEMATOCOCCUS IS ATTEMPTED AND FAILS. Microbio Resources, a San Diego company, devotes 10 acres of open pond facilities to HAEMATOCOCCUS production. Repeated problems occur with contamination, which destroys cultures within 3 days. Microbio ceases operation in the mid-1990s.

                  AQUASEARCH GROWTH MODULE REACHES CAPACITY OF 7,000 GALLONS (25,000 LITERS). By 1999, we are operating the largest known closed-system photobioreactor ever built.

                  PATENTS ISSUED ON AQUASEARCH GROWTH MODULE TECHNOLOGY. From 1996 to 1999, a total of nine patents are issued on processes and apparatus related to the Aquasearch Growth Module.

                  FIRST KNOWN COMMERCIAL PRODUCTION FROM A LARGE-SCALE PHOTOBIOREACTOR. Sales of HAEMATOCOCCUS by Aquasearch in 1999 mark the first known commercial production of any microalgae from a closed-system photobioreactor larger than 27 gallons (100 liters).

THE AQUASEARCH GROWTH MODULE (AGM)

The AGM technology has produced the first new commercial microalgae product since 1975 that is produced by ANY type of photobioreactor outside the laboratory. Open-pond technology, on the other hand, has not introduced a single new species of microalgae to commerce in the past 25 years.

FEATURES OF AGM TECHNOLOGY. The key features of Aquasearch Growth Module technology are sterility, size, and control. AGM technology has achieved:

                  -   control of contaminants and pests;

                  -   control of temperature, nutrients and light; and

                  - critical size required for commercial production -- more than 2,750 gallons (10,000 liters).

This level of performance has been the goal of an international research effort for the past several decades. At 7,000 gallons (25,000 liters), the Ultra-AGM is, to our knowledge, the largest commercial-scale photobioreactor ever operated.

Photobioreactor size is an extremely important factor in determining cost-effectiveness of microalgae production. Most of the capital cost in controlled, closed-system photobioreactors is not involved in the containment vessel -- rather, it is in the cost of the control system. Thus, any increase in size results in a lower cost per unit capacity. For example, a six-fold increase in size of the AGM -- to 7,000 gallons (25,000 liters) -- resulted in lowering the cost per unit capacity by three-fold. Labor costs are related mostly to the number of photobioreactors being operated, not to their individual size. Thus, a six-fold increase in size results in about a five-fold decrease in labor costs.

PROCESS CONTROL -- THE KEY TO REPRODUCIBLE PERFORMANCE. We have developed computerized process control systems for the AGM over the past ten years. Our current, proprietary process control system makes possible the following operations:

                  - process monitoring of key production variables at intervals of greater than one minute;

                  - data archiving for comprehensive analysis of performance;

                  - automated control of all operations performed more than once a day;

                  - immediate alarm system for any system component not operating properly; and

                  - automated maintenance for hundreds of system components.

Our process control system has allowed us to rapidly improve performance and decrease labor requirements. We now employ only six persons who are exclusively involved with production. Our productivity per employee has increased more than ten-fold in the past year. We attribute this increase in productivity largely to the use of process control.

MICROALGAE AS "SOFTWARE" FOR AGM "HARDWARE." We view the AGM as platform "hardware" technology. With our current process control system, we can specify narrow growing conditions of temperature, light, and nutrients in the AGM. These are the main factors that control the production of microalgae. We view each species of microalgae as "software," each defined by unique growing conditions. The AGM "hardware" has the capability to operate many species of microalgae "software." We believe our production of HAEMATOCOCCUS amply demonstrates this principle.

COMPETITIVE PRODUCTION SYSTEMS. We are not aware of any closed system photobioreactor in existence that competes favorably with the AGM. Most of the comparable technology is:

                  - operated or owned by universities or research laboratories;

                  - less than 55 gallons (200 liters) in capacity (100 times smaller than the Ultra-AGM), and

                  -   used for research purposes only.

Such experimental photobioreactors are operated in Italy, Israel, Australia, Germany, U.K., France, Singapore, Netherlands, and the United States.

We are aware of only two closed system photobioreactors other than the AGM that may potentially be used for commercial production of microalgae. Both are many times smaller in size than the Ultra-AGM.

         1) BIOCOIL. The "Biocoil" was developed by Biotechna Ltd. and is operated in Australia and the U.K. The Biocoil consists of tubes approximately one inch in diameter wrapped around a vertical tower. To approach the volume of the Ultra-AGM requires multiple Biocoils. We believe the Biocoil has two major disadvantages that will make it difficult to attain the same size as the Ultra-AGM. First, a Biocoil of comparable size would have more than 500 times more surface area than the AGM. This translates into 500 times greater capital cost, presuming that the same type of material is used for the containment vessel. Second, a Biocoil as large as the Ultra-AGM would require a tower capable of supporting 25 tons of water. This is an engineering requirement not faced by the AGM. We are not aware that Biocoils are being used for commercial production. We believe that the Biocoil does not include a process-control system that approaches the sophistication of ours.

         2) FLOATING TUBULAR REACTOR. This photobioreactor was developed by Heliosynthese of France (now Thallia Pharmaceuticals). Its distinguishing feature is the means by which temperature is controlled. The entire reactor vessel floats on a body of water. The tubular reactor consists of two chambers, one filled with microalgae culture medium and the second filled with air. Temperature control is accomplished by filling or deflating the air chamber, which causes the reactor to float higher or lower in the water bath. In our opinion, temperature control in this reactor system is very complicated and merely presents the possibility of numerous problems that are avoided in the AGM. To the best of our knowledge, Thallia is not operating any commercial-scale photobioreactors at present.

We believe the AGM offers significant technical and economic advantages compared with other photobioreactors, including open pond systems. The advantages of the AGM include size, cost-effectiveness, increased yields, and the ability to cultivate hundreds of microalgal species at commercial scale that cannot be produced elsewhere due to higher risks of contamination and lack of control.

PRODUCTS FROM MICROALGAE

(1)  ASTAXANTHIN -- OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. Astaxanthin is closely related to other well-known carotenoids, such as beta-carotene, lutein, or zeaxanthin, as shown by the following diagrams of their molecular structures.

                                  [GRAPHIC]

                                  [GRAPHIC]

                                  [GRAPHIC]

All of these molecules are antioxidants, but astaxanthin has by far the strongest antioxidant activity. Some studies indicate that it is 10 times more potent than beta-carotene, and at least 100 times more potent than vitamin E -- another well known antioxidant.

Astaxanthin is one of the main pigments in aquatic animals. But it is not just a pigment. In animals, astaxanthin performs many essential biological functions, including:

                  -   protecting against the harmful effects of UV light;

                  -   enhancing the immune response;

                  - protecting against the oxidation of essential polyunsaturated fatty acids;

                  -   stimulating pro-vitamin A activity and vision;

                  -   improving reproductive capacity; and

                  -   assisting in communication.

In species like salmon or shrimp, astaxanthin is essential to normal growth and survival, and has been attributed vitamin-like properties. Some of these unique properties are also effective in mammals. We believe astaxanthin has very promising possibilities for nutraceutical and pharmaceutical applications in humans. Studies in humans and animal models suggest that astaxanthin may substantially improve human health, by virtue of its antioxidant properties, with regard to vision, neurodegenerative diseases, and certain cancers.

ASTAXANTHIN IN NATURE. You can find astaxanthin in many of your favorite seafoods, such as salmon, trout, red sea-bream, shrimp, lobster, and caviar, as well as in many birds. These animals do not naturally produce astaxanthin. Rather, they ingest astaxanthin as part of their diet. Some species, like shrimp, can change closely related carotenoids into astaxanthin. However, astaxanthin provides greater benefits to these species if it appears naturally in their diet. Other species, like salmon, simply cannot convert dietary carotenoids into astaxanthin. Similarly, mammals cannot synthesize astaxanthin.

Where does astaxanthin come from? The richest known sources are microorganisms, the richest of which are species of HAEMATOCOCCUS, microalgae that occur throughout the world. The apparent function of astaxanthin in these microalgae is to protect them from adverse changes in their environment, such as increased photo-oxidation caused by UV light, which can occur when water evaporates from the pools in which they live. HAEMATOCOCCUS can accumulate as much as 100 g of astaxanthin per kg of dry biomass. This level is 10,000-fold higher than in salmon fillets.

NATURAL VS. SYNTHETIC ASTAXANTHIN. One difference between natural and synthetic astaxanthin molecules is the spatial orientation of the molecules. All astaxanthin molecules are made up of the same atoms -- carbon, hydrogen and oxygen -- connected in the same sequence. But in some places, these atoms can be connected to the molecule at a different angle. The position of the two "OH" groups can actually vary from one astaxanthin molecule to the other, either rising above the plane level of the molecule, or sinking below that level. Molecules with these different orientations are called "enantiomers."

In nature there are three main enantiomers of astaxanthin. These are called 3S-3'S, 3R-3'S, and 3R-3'R. To see the difference, imagine that the hydroxyl
(OH) groups are either sticking out of the page (/ /) or into the page
(A), as represented here:


                                  [GRAPHIC]

                                  [GRAPHIC]

                                  [GRAPHIC]


The orientation of the molecules is significant. When molecules react with each other, they have to fit together. If the molecules do not fit, they will not react. Thus, one enantiomer might function in your body while another one is completely useless.

Differences in spatial configuration are important. A recent study by the U.S. FDA showed that farmed salmon could be easily distinguished from wild salmon, because farmed salmon are fed synthetic astaxanthin. Synthetic astaxanthin contains primarily the 3R-3'S enantiomer. Salmon are unable to convert this to 3S-3'S - the more common form in nature, and the same form found in HAEMATOCOCCUS. Thus, salmon fed synthetic astaxanthin can be clearly distinguished from those fed natural astaxanthin. In shrimp, the main form of astaxanthin is also the 3S-3'S isomer. A recent study showed that the astaxanthin from HAEMATOCOCCUS had a superior bio-efficacy over synthetic astaxanthin, resulting in higher survival of shrimp larvae or juveniles.

Another difference between natural and synthetic astaxanthin is that esters do not occur in synthetic astaxanthin. The diagrams on the previous page show molecules of "free" astaxanthin. In nature, however, most astaxanthin occurs as an "ester." You can make an ester by attaching a fatty acid to either one or both of the "OH" groups. You have probably heard of "essential" fatty acids as important components of your diet. Synthetic astaxanthin has no fatty acids, so it is "free." Scientists believe that one of the main advantages of astaxanthin esters is that they can be stored in tissues for a long time without being oxidized.

In salmon, astaxanthin esters predominate in the skin and eggs, while free astaxanthin is the main form in the flesh and serum (blood). In shrimp, astaxanthin esters also predominate, except in the ovaries and eggs. In red sea-bream, most astaxanthin esters are found in the skin. Unlike synthetic astaxanthin, HAEMATOCOCCUS astaxanthin is extremely rich in esters - the most common and stable form in nature.

THE NUTRACEUTICAL ASTAXANTHIN MARKET. We believe that a market is developing for astaxanthin as a nutritional supplement, or nutraceutical. There is growing evidence in the scientific and medical literature of the value of astaxanthin to human wellness. We believe the potential market is in the range of several hundred million dollars per year. Although we face competition in this market, we believe that the combination of our product quality and production capacity will provide us significant competitive advantages. We plan to launch our nutraceutical product in the first quarter of 2000. Based on our available production capacity, we believe that we can be profitable within one year as a result of sales of this product, provided that we meet our marketing goals. However, we cannot ensure that our marketing campaign will occur in the way we have planned or that it will be successful. For more information about our nutraceutical astaxanthin product, please see "Management's Plan of Operation -- (1) Nutraceutical Astaxanthin."

THE AQUAXAN-TM- MARKET. We began selling astaxanthin-rich microalgae meal under the trade name AQUAXAN-TM- to a European company in July 1999 and to a Japanese company in September 1999. Through October 1999 these sales, amounting to $52,000, have been included in other income in the Company's financial statements. The primary market for astaxanthin in animal feeds is in salmon feed, although feeds for trout, sea-bream and poultry also include astaxanthin. The global market for astaxanthin in salmon feeds in 1998 was estimated to be $185 million. The largest competitor in this market is Hoffman-LaRoche, which is estimated to have more than 95% market share. However, Hoffman-LaRoche produces synthetic astaxanthin, which is a different molecule than the natural astaxanthin found in HAEMATOCOCCUS. We believe there are now niche markets for natural astaxanthin, and that those markets could grow depending upon consumer preference for a natural alternative. We would need a large increase in our production capacity to satisfy a significant demand for AQUAXAN-TM-, and any such increase would require significant capital and the time to construct expanded production facilities. We do not intend to seek financing for any such expanded production capacity unless we receive firm orders for significant additional sales. We cannot guarantee that such orders will occur. For more information about AQUAXAN-TM-, please see "Management's Plan of Operation -- (3) Aquaxan-TM- -- Natural Astaxanthin for Animal Feed".

(2)  NUTRACEUTICAL PRODUCTS

We are currently planning to launch a second nutraceutical product in the year 2000. We believe the potential market for this product exceeds $100 million per year. At this time, we are not aware of any competitors that produce this product. The State of Hawaii Department of Agriculture recently approved our request to import the relevant species of microalgae that we will use to produce this product. We began pilot production of this microalgae in October of 1999. We expect production trials will require at least six months, and that product formulation and marketing may require an additional six months. At present, we cannot be certain that we will be successful in any or all of the many steps required to bring this product to market. For more information about this product, please see "Management's Plan of Operation - (2) Our
Second Nutraceutical Product."

Currently, several nutraceutical products exist that are derived from photosynthetic microalgae. These products, discussed below, sell in the range of $100 to more than $1,000 per kilogram of dried algae.

         1) CHLORELLA. The primary market for this product is in Japan and several other Asian countries. The production process, which relies to a great degree on open pond technology, was developed in the 1970s. We estimate the market size to be approximately $100 million per year.

         2) SPIRULINA. This product is sold primarily in Europe, Asia and North America. The production process, which relies primarily on open pond technology, was developed in the 1970s. We believe the major producers include Cyanotech, Earthrise Farms of California, and recent new enterprises in mainland China. We estimate the total market size to be approximately $50 million per year.

         3) DUNALIELLA. This product is a rich source of natural beta-carotene. The production process relies primarily on open pond technology developed in the 1970s. There are other sources of natural beta-carotene, and we have no estimates of the market share taken by DUNALIELLA. We believe the total market for beta-carotene, including the synthetic compound, is approximately $500 million per year.

         4) "SUPER BLUE-GREEN ALGAE." The primary component of this product is the blue-green algae known as APHANIZOMENON FLOS-AQUAE that grows wild in Klamath Lake, Oregon. We know of only one supplier for this product, Cell Tech, which uses a multi-level marketing method. We believe that sales are approximately $100 million per year.

         5) HAEMATOCOCCUS. We believe the largest supplier of this astaxanthin-rich microalgae is AstaCarotene of Sweden. We estimate the current European market to be approximately $15 million per year. We are aware of one other company, Cyanotech, that has begun selling this nutraceutical.

We believe that many more nutraceutical products could be developed from microalgae, provided that the microalgae can be produced in commercial quantities. Known or potential nutritional supplements that have been identified among the microalgae include omega-3 fatty acids, vitamins and anti-oxidants.

The production methods for cultivated microalgae nutraceuticals are based entirely on open-pond technology developed in the 1970s. Despite numerous attempts, no new microalgae products manufactured in open ponds have come to market in the past 25 years. The only new microalgae products developed in this market are either harvested from the wild (Super Blue-Green Algae) or produced in closed-system photobioreactors (HAEMATOCOCCUS).

Hundreds of microalgae species have been cultivated in laboratory photobioreactors over the past 50 years. To our knowledge, the AGM has all the features - and more - of laboratory photobioreactors currently in operation. We therefore believe that hundreds species of microalgae may be cultivated for commercial purposes through the use of our AGM technology.

(3)  PHARMACEUTICAL DRUG DEVELOPMENT - DRUGS FROM THE SEA-TM-

Most pharmaceutical products developed to date have been derived from land-based plants, and the bio-diversity of microalgae is comparable to that of land-based plants. There is abundant evidence from recent research of the presence of bioactive substances among the microalgae. Such bioactive compounds include drug candidates like CRYPTOPHYCIN and LAULIMALIDE, which are currently in active development or lead optimization.

Our own effort in drug development is aimed at identifying and characterizing bioactive compounds derived from microalgae that we cultivate. To the extent we are successful in these efforts, we believe that many pharmaceutical and biotechnology companies will be interested in collaborating with us. We believe this interest will exist primarily because of our AGM technology, which we view as uniquely capable of providing the large quantities of pure material required for research, development and manufacture of drugs from microalgae.

We do not currently have the expertise to develop and commercialize pharmaceutical products on our own. Our general strategy is to seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. We are currently creating our first Microalgae Compound Library, in conjunction with EnzyMed, for the purpose of drug discovery via licensing to the biopharmaceutical industry. We project our compound library will be available to the market in early 2000. We are also negotiating drug discovery agreements with research groups at four different medical schools in the United States. Our development of pharmaceutical products from microalgae involves many significant risks and uncertainties, however, and our efforts in this area may be unsuccessful. For more information about our pharmaceutical drug development efforts, please see "Management's Plan of Operation - (4) Drug Discovery Libraries and - (5) Expanding Our Product Pipeline."

(4)  PIGMENTS FROM MICROALGAE

Using our AGM technology, we have the capability of cultivating additional microalgae species rich in pigments. Microalgae contain the entire spectrum of colors found in nature, including more than 1,000 specific pigments. These pigments may be useful as colorings in foods, cosmetics, textiles, and feeds. We believe that natural pigments found in microalgae can be substituted for synthetic pigments currently used in the food processing industry. For example, canthaxanthin is used widely in the food industry today for colorings in cakes, candy, soda and processed meats. We estimate the worldwide market for synthetic canthaxanthin is currently in excess of $200 million. We are aware of many microalgae species that contain a high percentage of canthaxanthin. Similarly, there is a growing demand for natural pigments in cosmetics, skin and hair care products that could be derived from microalgae species.

We believe our own expertise is strongly leveraged by our membership in the Marine Bioproducts Engineering Center (MarBEC) at University of Hawaii and University of California, Berkeley. One of MarBEC's main goals is to identify and formulate microalgae-derived pigments for a variety of commercial applications. MarBEC estimates the potential worldwide market for new pigments from microalgae to be in excess of $1 billion. As a charter member of MarBEC, we have preferential intellectual property rights to any new products or technology developed by MarBEC. We believe we are the only MarBEC Industry Partner with the capability to produce microalgae in commercial-scale closed-system photobioreactors. Our development of additional microalgae pigmentation products involves many significant risks and uncertainties. For more information about our collaboration with MarBEC, please see "Management's Plan of Operation - (5) Expanding Our Product Pipeline."

OUR STRATEGY

Our objective is to be the global leader in microalgae cultivation technology, as well as the leading producer of pharmaceuticals, nutraceuticals, and high-value commodities from microalgae. We have several strategies to achieve these goals.

         1) BUILD SIGNIFICANT MARKET SHARE IN THE NUTRACEUTICAL ASTAXANTHIN MARKET. We intend to build upon our position as the leading producer of superior quality natural astaxanthin from microalgae. Our marketing strategy includes both direct marketing to the consumer as well as through established third party distribution channels. If we are able to obtain a one percent share of the estimated market for nutraceutical astaxanthin, we believe that we may be profitable within one year of our initial sales of this product.

         2) BUILD A MARKET IN DRUG DISCOVERY. We intend to offer access to unique Microalgae Compound Libraries beginning in early 2000. We plan to cultivate and screen new microalgae through our collaborations with MarBEC and several medical schools. Proven bioactive substances will be developed into Compound Libraries through our collaboration with EnzyMed. We expect to further develop new drug candidates in collaboration with strategic partners in the biopharmaceutical industry.

         3) BUILD MARKET SHARE IN THE ASTAXANTHIN ANIMAL FEED MARKET. Our AQUAXAN-TM- product - superior in astaxanthin content to any other natural source - attracted two customers within one week of its availability. We believe that this product will help us build a reputation for quality, which we intend to leverage to build market share. During the past year, we hired Cultor's leading manager for development of the astaxanthin market, Martin Guerin, as Vice-President, Sales and Marketing. We also maintain a strong relationship with Cultor as a preferred distributor, through which our astaxanthin products will gain faster access to the world market than would have been possible if we had attempted to build our own marketing and distribution channel first. We believe that the combination of our microalgae cultivation technology and expertise with Cultor's animal feed and animal nutrition research and development capabilities and worldwide sales, marketing and distribution network provides us with an important competitive advantage. We plan to independently develop and/or collaborate with Cultor and other corporate partners with respect to the development of additional applications for AQUAXAN-TM-.

         4) CONTINUALLY IMPROVE AND ENHANCE OUR CORE PLATFORM TECHNOLOGY. Our AGM technology has produced the first new commercial product in 25 years from the cultivation of photosynthetic microalgae. We believe that our proprietary technologies and processes provide us with a significant competitive advantage over other known microalgae cultivation technologies. We expect that further improvements in our automated process control systems will lead to even greater product quality, yield, and productivity per employee. This year we plan to expand applications of AGM and related technologies to other microalgae species for new commercial products.

         5) DEVELOP OTHER COMMERCIAL PIGMENTS. We expect that our partnership in MarBEC will lead to the development of commercial pigments from other species of microalgae. This is a central goal of MarBEC research, and one of the prime reasons we chose to be an Industrial Partner.

         6) EXPAND STRATEGIC ALLIANCES. We intend to strengthen existing partnerships and develop new relationships to commercialize microalgae products. In particular, we are targeting potential partners - like MarBEC, EnzyMed and Cultor - that have greater research and development, scientific, technical, financial, marketing, sales and/or distribution resources than we do. Our main objective is to create mutually beneficial alliances that create and expand markets for our products.

MANUFACTURING

ASTAXANTHIN. We began cultivating HAEMATOCOCCUS PLUVIALIS at our current facility in 1995. Our production process employs:

                  -        AGM photobioreactors;
                  -        "finishing" ponds;
                  -        final processing; and
                  - automated process control throughout the production system.

The AGMs are harvested regularly into finishing ponds where we cause the microalgae to synthesize astaxanthin, i.e. turn red. Once optimal "reddening" has occurred, the microalgae are de-watered and the ponds emptied. The resulting product is then further processed and packaged using proprietary equipment and processes.

OTHER MICROALGAE. All microalgae require controlled temperature, light, nutrients, pH, and certain other parameters to grow optimally. Our proprietary AGM process control software allows the operator to set desired limits on most critical growth parameters within minutes. As a result, the AGM can be used to cultivate a wide variety of microalgae.

To demonstrate the power of AGM technology, we have cultivated species of microalgae with widely different growth requirements, including:

                  -        CHLORELLA SOROKINIENSIS;
                  -        LYNGBYA LAGERHEIMII; and
                  -        HAEMATOCOCCUS LACUSTRIS.

To our knowledge, none of these species have ever been cultivated outside the laboratory.

We have also cultivated SPIRULINA PLATENSIS in a direct, side-by-side comparison to open ponds, the standard means of commercial production for this species. In a four-week experiment, average productivity of the AGM was double the productivity in open ponds.

For our second nutraceutical product we intend to cultivate another microalgae species that has never been cultivated outside the laboratory. Based on past performance of the AGM, we do not anticipate any extraordinary challenges in producing this microalgae.

PRODUCTION CAPACITY. Astaxanthin production is now utilizing 100% of our finishing pond production capacity. However, we purposely planned excess production capacity in AGM photobioreactors and final processing. This approach allows us several important options.

         1) ASTAXANTHIN PRODUCTION. We can increase astaxanthin production in two ways:

              - OPTIMIZATION. In the past year we increased astaxanthin content by 50% (from 2% to

                  3%), and tripled HAEMATOCOCCUS productivity. This 4.5X increase in production was due entirely to optimizing growing conditions through research. We believe more optimization is possible. We have recently achieved 6% astaxanthin content in the laboratory, which alone would double our production. We could more than triple production if we attain the greater than 10% content reported in the scientific literature. We are now working on additional methods which, if applied in AGMs and finishing ponds, might independently double production. Based on our operations to date, we believe that optimized production will require no additional capital.

              - MORE PONDS. We can increase production capacity five-fold by creating additional finishing ponds. We have property available for additional ponds, and pond construction is relatively low in capital cost. We will exercise this option only in response to market demand.

         2) OTHER MICROALGAE. We are now focused on microalgae that do not require the use of finishing ponds in the production process. This approach allows us to use the 80% excess capacity we have in AGMs. We can devote this AGM production capacity to:

              - OUR SECOND NUTRACEUTICAL PRODUCT. We believe we can produce enough microalgae to sustain our first year's production in this new market, without any increase in production capacity. We base this belief on knowledge reported in the scientific literature - regarding growth rates and content of the bioactive compound in this species. We intend to optimize yields and processing protocol in pilot production runs over a period of no less than six months.

              - ADDITIONAL PRODUCTS. Currently, we can simultaneously grow up to five different microalgae species at full production scale. We do not intend any of this production for immediate sales. However, the rigorous process of pilot production and processing allows us to:

                  1.  optimize productivity;
                  2.  formulate the finished product; and
                  3. ascertain production economics based on careful measurements rather than assumptions.

MARKETING AND SALES

Our primary business strategy is to establish our reputation as the global leader in developing and manufacturing high value microalgae products. Our marketing strategy may vary depending on the product and its market, but is based on these two fundamental principles:

         1) CREATE AN ALLIANCE WITH THE CONSUMER. In each of our currently chosen markets, the "consumers" are quite different. The consumers of AQUAXAN-TM- are animal feed companies. The consumers of nutraceutical astaxanthin are individuals. The consumers of DRUGS FROM THE SEA-TM- are biopharmaceutical companies. In each of these markets, we seek a relationship that allows direct communication and mutual benefit. This type of relationship ensures that the consumer receives current and accurate information regarding the product, and that we receive information enabling us to improve the product.

         2) SELL DIRECTLY TO THE CONSUMER. This approach should always allow us to maximize profit. In markets where competitors do not sell directly to the consumer, our ability to minimize cost to the consumer may offer a competitive edge.

AQUAXAN-TM-. The international nature of the animal feed market requires reliance on global feed producers or distributors. Our relationship with Cultor, the world's second largest user of astaxanthin in animal feed, has allowed us to develop certain strategic research and development, sales and marketing and distribution arrangements. At the same time our recently modified agreement, which is in effect for two more years, releases us from the requirement to sell exclusively to or through Cultor. We are currently working through Cultor and other companies on product trials in various countries. These trials are designed to provide data that will fulfill regulatory requirements, and thus further expand our market. We believe our strategic relationship with Cultor has reduced the time to market and increases the likelihood of market acceptance for AQUAXAN-TM-.

Sales of AQUAXAN-TM- began in July 1999 to a European life science company, and in September 1999 to a Japanese company. Our strategy is to build market share based on a reputation for quality and dependability. We believe there is a perception in this market that other producers of natural astaxanthin have failed to deliver product of consistently high quality. We believe this market has a strong pent-up demand for natural astaxanthin, and that demand will fall upon the first dependable producer of a high quality product. Based on our production capability and the quality of our product, we anticipate receiving more orders for AQUAXAN-TM- in the near future. We will determine whether to capitalize additional production capacity fOR AQUAxan-TM- based on the demand for the product.

NUTRACEUTICAL ASTAXANTHIN. We plan a product launch in early 2000. We are actively considering certain proposals that include strategic alliances, distributorships and direct sales. We prefer a direct sales approach. However, we would consider entering into a strategic alliance that offered greater marketing or distribution capability along with significant profit sharing.

DRUGS FROM THE SEA-TM-. The market for our drug discovery products is the biopharmaceutical industry. We believe that microalgae-derived substances with demonstrated bioactivity represent a substantially new source of potential pharmaceuticals. Unlike many biotechnology companies, we do not intend to develop the expertise necessary to carry any drug candidate through the entire process of regulatory approval. Instead, we prefer to focus on developing substances to the pre-clinical stage, and then to rely on strategic alliances to take drug candidates through the regulatory process. This approach may diminish our percentage ownership or revenues related to any approved drug. However, this strategy allows us to focus on our expertise in microalgae cultivation and biochemistry. We intend to rely on strategic alliances with companies in the biopharmaceutical industry that have much greater resources than we do in areas of lead optimization, regulatory approval, sales and marketing.

We expect our first Microalgae Compound Library to be available in early 2000. Our marketing approach is to directly contact senior managers and scientists in biopharmaceutical companies we have identified as potential alliance partners. We have already received strong expressions of interest in our libraries from several companies. For more information on this market, please see "Management's Plan of Operation - (4) Drug Discovery Libraries."

STRATEGIC ALLIANCES AND PARTNER RELATIONSHIPS

ENZYMED

In December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds that would be researched for new drug candidates. As part of this collaboration, we have agreed to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. EnzyMed has agreed to apply its proprietary process of "Combinatorial Biocatalysis" to our unique extracts of microalgae. From each unique extract, this enzymatic process creates scores of compounds, many of which may be new to medical science. EnzyMed has demonstrated capability in Combinatorial Biocatalysis. EnzyMed's contract customers for this type of "lead optimization" include Merck, Lilly, Hoffman-LaRoche, Novartis and other biopharmaceutical companies.

The compounds resulting from Combinatorial Biocatalysis comprise the "libraries." We believe that Microalgae Compound Libraries will be viewed as uniquely valuable to the biopharmaceutical industry because they represent a resource of great diversity that has yet to be explored.

We have agreed with EnzyMed to jointly market these libraries to biotechnology and pharmaceutical companies that would screen the libraries for new drug candidates. To the extent we are able to enter into typical industry agreements in connection with our drug discovery efforts, we anticipate deriving revenues from the following:

                  - library access fees, with access limited in time and restricted to certain disease areas;

                  - license fees for any drug candidate that emerges from screening;

                  - milestone payments triggered by generally recognized steps in the FDA drug approval process; and

                  -   royalties on sales of any approved drug.

CULTOR

In May 1996, we entered into a three-year exclusive Distribution and Development Agreement with Cultor. We agreed to act as the exclusive worldwide supplier of natural astaxanthin from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor agreed to act as the exclusive worldwide distributor of our natural astaxanthin in the field of animal feed and animal nutrition. We also entered into a Stock Subscription Agreement under which Cultor purchased 400,000 shares of our common stock at a purchase price of $0.50 per share. In January 1998 we extended the Distribution and Development Agreement to four years. In June 1999, we modified the agreement and extended it through June 2001.

The following description of certain terms and conditions of the Cultor Distribution and Development Agreement does not purport to be complete and is qualified in its entirety by reference to the definitive agreement.

THE INITIAL AGREEMENT. Key features of the Cultor Distribution and Development Agreement initially provided for:

                  - PRODUCT DEVELOPMENT. Aquasearch and Cultor would jointly develop a natural astaxanthin product for use in animal feeds. Cultor would take prime responsibility for conducting product trials, establishing a product identity and obtaining regulatory approvals.

                  - PRODUCTION. We would meet certain production targets in September 1997 and September 1998.

                  - MARKETING, SALES AND DISTRIBUTION. Cultor would be responsible for selling the product through its global distribution network.

                  - PROFIT SHARING. We would share equally in the margin between the production cost and the net sales price, less commissions and distribution costs.

                  - A JOINT VENTURE OPTION. Cultor could, at its option, form a joint venture with us for the exclusive purpose of producing astaxanthin for use in animal feeds, in which it would have a minimum of 50% ownership.

In 1996 and 1997 Cultor devoted substantial resources to conducting product trials, market research, and product and trademark registration. By mid-1997, we were unable to raise enough capital to expand our production capacity to meet our production targets. We agreed to extend our agreement by one year.

THE 1998 MODIFIED AGREEMENT. We agreed to move production and sales targets up by one year, to September 1998 and September 1999, and to extend the agreement through September 2000.

We raised enough capital to begin expanding our production capacity in early 1998. Cultor participated in the expansion by providing to us a senior engineer with substantial experience in design and construction of bio-product manufacturing plants, who spent many weeks on site throughout the process of design and construction. We expected construction to be completed later than our September target date, but both companies continued to plan a product launch.

In early 1999 Danisco, a Danish food products company, acquired Cultor. New management has made certain strategic decisions that may ultimately involve the sale of Cultor companies, including Ewos, that would have an interest in AQUAXAN-TM-. For the time being, however, Cultor remains intact and maintains certain marketing and distribution channels pertinent to AQUAXAN-TM-.

THE 1999 MODIFIED AGREEMENT. In June 1999, we amended our agreement with Cultor with the following significant modifications:

                  - TRADEMARK. The AQUAXAN-TM- brand name, with registration approved or pending in 16 countries, is transferred to us.

                  - PRODUCT DEVELOPMENT. Cultor will continue to assist us in conducting product trials and obtaining regulatory approvals, and we will pay associated costs.

                  - MARKETING, SALES AND DISTRIBUTION. Cultor agrees to purchase a certain minimum amount of AQUAXAN-TM-through June 2000.

                  - EXCLUSIVITY. We are released from the requirement to sell AQUAXAN-TM- exclusively to or through Cultor, but Cultor is committed to purchasing AQUAXAN-TM-from us, provided that it meets or exceeds mutually agreed specifications.

                  - CULTOR IS A PREFERRED CUSTOMER. Cultor may continue to market AQUAXAN-TM- for two years, through June 2001. Cultor has the right to pre-empt any purchase of a certain significant amount by other customers, provided Cultor meets the terms of such a proposed sale.

                  - NO JOINT VENTURE. We retain all potential ownership of AQUAXAN-TM- production. Cultor relinquishes its option to form a joint venture.

We have developed a strong working relationship with Cultor over the past few years, and we believe our current agreement supports a continuing alliance of mutual benefit. We expect sales through Cultor to begin shortly.

MARBEC

Our Industrial Partnership in MarBEC is key to developing our product pipeline. MarBEC is a 5-year, $26 million Engineering Research Center, or ERC, funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only 5 ERCs awarded by the National Science Foundation.

MarBEC combines the expertise of world-leading marine science and ocean engineering programs at the School of Ocean and Earth Sciences and Technology at University of Hawaii with the nationally-famous chemical engineering program at the Department of Chemical Engineering at the University of California, Berkeley.

MarBEC's main research focus is the discovery and development of new products from microalgae. The Industrial Partnership, for which we have agreed to pay $20,000 annually, provides the following specific benefits:

         -  new research results prior to public disclosure;
         -  preferential rights to intellectual property;
         - privilege to sponsor focused research, resulting in exclusive intellectual property rights;
         -  preferred access to specialized and unique facilities and equipment;
         -  preferred access to microalgae culture collections;
         - membership on the Industrial Advisory Board along with current members Monsanto, Cargill, Inc. and Cyanotech;
         -  opportunity to influence specific research; and
         -  preferential access to student interns.

On average, ERCs have 35 industry partners. The prime benefits cited by industry partners in other ERCs include networking with related companies, advance awareness of new products and technology and the availability of graduates with superior training and education as future employees.

COMPETITION

MICROALGAE CULTIVATION TECHNOLOGY

OPEN POND TECHNOLOGY. Open pond technology was developed in the 1950s and 1960s and formed the basis of many commercial enterprises beginning in the 1970s. Many companies throughout the world use open ponds to cultivate three species of microalgae: SPIRULINA, DUNALIELLA and CHLORELLA. Despite numerous attempts to cultivate other microalgae in open ponds, not a single new product has been produced using this technology in the past 25 years. Our own research has demonstrated that SPIRULINA production in AGMs is double that achieved in open ponds. We do not intend to produce any microalgae in open ponds. We do not believe this technology represents significant competition.

FERMENTATION. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado, that produce commercial quantities of microalgae using modified fermentation processes. Fermentation must be carried out in the dark. Very few species of microalgae can grow in the dark, because most microalgae - like most other plants - depend upon light to perform photosynthesis. Furthermore, standard fermentation vessels must be significantly modified for cultivating marine organisms because the common vessel material, stainless steel, is rapidly corroded by saltwater. Fermentation may prove effective for cultivating certain microalgae, but we believe its application is severely limited.

HARVESTING FROM THE WILD. We are aware of one company, Cell Tech of Oregon, that harvests natural "blooms" of microalgae. A "bloom" is an unusually high concentration of microalgae, generally dominated by a single species, that usually occurs in spring or summer. We do not believe this process is sufficiently dependable or controllable to represent significant competition. First, microalgae blooms in nature are generally at least 10 times lower in concentration than cultivated microalgae. Second, relatively few species of microalgae actually create blooms. Third, the timing and intensity of blooms is subject to local climate, water conditions, and other factors that are difficult if not impossible to control. Finally, many blooms may be dominated by a single species of microalgae, but often include significant percentages of other species that may not be desirable.

CLOSED SYSTEM PHOTOBIOREACTORS. We believe that AGM technology is the first closed-system, process-controlled photobioreactor ever to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are aware of only two companies in the world - Biotechna of Australia and Thallia Pharmaceuticals of France - that possess proprietary photobioreactor technology.

Compared to the AGM, we believe that both of these photobioreactors:

                  -   are much smaller in scale;

                  -   have a more limited operating history; and

                  -   are more sensitive to significant cost barriers.

Although many other photobioreactors are in operation, to our knowledge all are operated by universities or research institutes, are 100 times smaller than the Ultra-AGM, and are not used for commercial purposes. It is possible that competing photobioreactor technologies already exist, or may emerge in the future, that could adversely affect our perceived technical and competitive advantages. However, we believe that AGM technology is now more advanced than any other photobioreactor technology. For more information on the AGM technology, please see "Description of Business - Microalgae Production Technology - The Aquasearch Growth Module (AGM)."

AQUAXAN-TM-

Competitors in the market for astaxanthin used in animal feed include BASF, Hoffman-LaRoche, Cyanotech, AstaCarotene and Igene. Of these, only Cyanotech and AstaCarotene produce natural astaxanthin from Haematococcus. In June 1999 Cyanotech announced an agreement with Norsk-Hydro, the world's largest salmon producer. Under the agreement, the parties would form a joint venture majority-owned by Norsk-Hydro if Cyanotech completes certain activities to optimize production. Cyanotech's current product has significantly lower astaxanthin content than AQUAXAN-TM-, which we believe provides us with a competitive advantage. We believe that AstaCarotene's production capability in Sweden is much more capital-intensive than ours, and therefore provides us with a cost advantage. We believe that Igene's yeast product, the chemical form of which is different from that found in nature, although possibly successful in the Americas, may face serious consumer-acceptance in Europe. Currently, the synthetic astaxanthin manufactured by BASF and Hoffman-LaRoche dominates the market. Both of these companies have significantly greater research and development, technical, financial, management, marketing and sales resources than we do. However, synthetic astaxanthin can be differentiated from the natural alternative, which we believe may provide us with certain competitive advantages. Although BASF and Hoffman-LaRoche may continue to dominate the $185 million market for astaxanthin, we believe that a significant niche exists for a high quality, natural source of astaxanthin.

Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, when no viable competitive product was available. However, Hoffman-

LaRoche could reduce the price of its synthetic astaxanthin product significantly in response to the introduction of any competing natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. Products of which we are not aware, or products that may be developed in the future, may also adversely affect the marketability of AQUAXAN-TM-.

NUTRACEUTICAL ASTAXANTHIN

Many of the potential competitors for nutraceutical astaxanthin are the same as for AQUAXAN-TM-. However, to our knowledge neither BASF nor Hoffman-LaRoche has indicated an interest in this market. Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to synthetic ones, and will not pay premium prices for synthetics if they are available. We are aware of many companies interested in marketing nutraceutical astaxanthin, but of these only Cyanotech and AstaCarotene produce the product from HAEMATOCOCCUS. We believe our production process has cost advantages over those of both companies - a lower production cost than Cyanotech because our product is twice as concentrated, and a lower capital cost than AstaCarotene because Hawaii's climate requires less costly modification than Sweden's climate. The remaining known producers of astaxanthin may face certain challenges that we do not. We believe that the krill extract sold by Itano of Japan is much more expensive to produce than HAEMATOCOCCUS. We believe that Igene's genetically-modified yeast product may not be as readily accepted as our natural astaxanthin product by consumers of nutraceuticals.

DRUGS FROM THE SEA-TM-

The search for new pharmaceuticals is more intensive than it has ever been. According to a report on the biopharmaceutical industry issued by Andersen Consulting in November 1997, drug companies will have to expand their product pipelines by a factor of 10 in the five years ending 2002 in order to maintain the industry's historic growth rate of 15% per year. The majority of new drugs originate from natural sources. The pharmaceutical industry must explore bacteria, fungi, plants and animals for new drugs.

We believe that DRUGS FROM THE SEA-TM- could be a significant source of new drugs, because it offers the potential to screen almost half the plant kingdom for the first time. We are not aware of any significant commercial effort to screen microalgae. Biopharmaceutical companies are reluctant to screen any natural substance that cannot be "re-grown" in quantities sufficient to supply the requirements of clinical trials. Laboratory scale photobioreactors cannot supply enough material for clinical trials. We believe this lack of supply is the main reason that biopharmaceutical companies have not shown great interest in screening microalgae.

Competition is not likely to come from companies that provide bacteria or fungi. Soil bacteria and fungi have been so thoroughly screened for pharmaceuticals that more than 95% of so-called "active leads" identified in screening programs prove to be rediscoveries of known compounds.

We believe that potential competitors in this market must have the demonstrated ability to cultivate kilogram quantities of raw material under controlled conditions that assure repeated quality. In our opinion, AGM technology makes this possible. We are not aware of any competing technology that can meet the requirements for repeated production of kilogram quantities of microalgae of stable quality. We are not aware of any other microalgae company engaged or interested in the possibility of pharmaceutical drug development that also has the capability of large-volume, commercial scale cultivation represented by our AGM technology.

COMPETITION IN GENERAL

We intend to develop other natural products from microalgae that will compete with existing natural and synthetic products. We anticipate that competition to develop additional microalgae products will be intense. Our future competitors could include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than ours. Specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may compete with our future products. Academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products that compete with ours. Any products of which we are not aware, or products that may be developed in the future, may adversely affect the marketability of new products we develop.

Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, successfully perform under any supply agreements, implement research and development and production plans, obtain patent protection and secure adequate capital sources.

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

We rely upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our future prospects depend in part on our ability to obtain patent protection for our products and processes. We need to preserve our copyrights, trademarks and trade secrets. We also need to operate without infringing the proprietary rights of third parties.

We have been awarded a total of nine patents, relating to three inventions:

                  - the AGM apparatus (Europe, Australia, Norway, Hong Kong, South Korea);

                  - general processes for cultivating microalgae in photobioreactors (U.S., Europe, Australia); and

                  -        processes for cultivating HAEMATOCOCCUS (U.S.).

Five of these patents were issued in the first six months of 1999 alone. We have additional patents pending internationally and in the United States.

The patent positions of biopharmaceutical and biotechnology companies, which are similar to ours, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that any of our pending patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued to our strategic partners or us may not provide a basis for commercially viable products or may not provide any competitive advantages. Our patents could be challenged by third parties. The patents of others could limit our ability to use certain processes or technologies. Any of these preceding situations could have a material adverse effect on our ability to do business. Furthermore, patent law relating to the scope of claims is still evolving in the technology fields in which we operate. As a result, the degree of future protection for our proprietary rights is uncertain. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such proceedings could result in substantial cost to us. We cannot ensure that any such third-party patent application will not have priority over ours. Additionally, the laws of certain foreign countries may not protect our patent and other intellectual property rights to the same extent as the laws of the United States.

Our future prospects also depend in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe the patents, licenses or other proprietary rights of third parties. We could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against our strategic partners or us that claim damages and seek to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages. Such legal actions could also require our strategic partners or us to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot ensure that our strategic partners or we would prevail in any such action. We cannot ensure that any license, including licenses proposed by third parties, required under any such a patent would be available on terms that are commercially acceptable, if at all. We have not conducted an exhaustive patent search and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. There are many United States and foreign patents and patent applications in our area of interest. We believe there could be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. Please see "Legal Proceedings."

The enactment of legislation implementing the General Agreement on Trade and Tariffs, effective June 8, 1995, has changed certain United States patent laws. Most notably, the term of patent protection for patent applications filed on or after that date is no longer a period of seventeen years from the date of grant. The new term of United States patents begins on the date of issuance and terminates twenty years after the effective date of filing. This change in the law could substantially shorten the term of our patent protection, which may adversely affect our patent position.

We attempt to control the disclosure and use of our proprietary technology, know-how and trade secrets under agreements with the parties involved. However, we cannot ensure that others will honor all confidentiality agreements. We cannot prevent others from independently developing similar or superior technology, nor can we prevent disputes that could arise concerning the ownership of intellectual property.

GOVERNMENT REGULATION AND PRODUCT TESTING

Our current and potential products, and our manufacturing and research activities, are or may become subject to varying degrees of regulation by many government authorities in the United States and other countries. Such regulatory authorities could include the State of Hawaii Department of Health, the U.S. FDA, and comparable authorities in foreign countries. Each existing or potential microalgae product intended for human use that we develop or market, either directly or through licensees or strategic partners, may present unique regulatory problems and risks. Relevant regulations depend on product type, use and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products. Regulations govern manufacture, testing, exportation, labeling and advertising.

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals, or cosmetics, could require that we develop and adhere to GMP as suggested by the FDA, ISO standards as suggested in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current facilities and procedures do not yet fully comply with GMP or ISO standards. However, we have initiated a plan aimed at becoming GMP-compliant in 2000, and ISO-compliant shortly thereafter. It may be possible in the very near future to simultaneously qualify for both ISO 9000 and ISO 14000, and we may prefer to do so because compliance procedures can be expensive.

We are or may become subject to other federal, state and foreign laws, regulations and policies with respect to labeling of products, importation of organisms and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. We are working with Cultor, other distributors and potential customers to achieve compliance with foreign laws, regulations and policies pertaining to AQUAXAN-TM-. We are also working with certain consultants regarding compliance with FDA, GMP and ISO policies and regulations. We cannot ensure that any of our products will satisfy applicable regulatory requirements. Changes could occur in federal, state and foreign laws, regulations and policies and, particularly with respect to the FDA or other such regulatory bodies, such changes could be retroactive. Such changes could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

Regulatory authorities may view AQUAXAN-TM- as a food additive. Any nutraceutical product we develop will be viewed as a human dietary supplement. The FDA will require pre-market clearance for both of these product types if they are intended for ultimate human consumption in the United States. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. The FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food additive in 1995, but this does not guarantee that the FDA will grant similar approval for AQUAXAN-TM-. FDA clearance for dietary supplements can be obtained by notifying the FDA in writing of our intention to market a certain product and, if we do not receive any objection within a certain period of time, approval is implied. Itano and Cyanotech are already selling an astaxanthin-rich dietary supplement in the United States, but we cannot assume this precedent will assure the approval of our own nutraceutical astaxanthin product. As of the date of this report, neither we nor any of our corporate partners have applied for FDA clearance for any of our products. We cannot ensure that any of our potential products will be cleared by the FDA on a timely basis, if at all.

AQUAXAN-TM- and our nutraceutical astaxanthin product are likely to be distributed in foreign countries, including the European Union, Japan, Canada and Australia. Regulatory approvals in foreign markets vary by country. AQUAXAN-TM- has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. We believe the approval process for both AQUAXAN-TM- and our nutraceutical astaxanthin product in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, we can provide no assurances in this regard. AQUAXAN-TM-has not been submitted to the European Union for approval, and we cannot guarantee that the determination by Swedish authorities will have any influence on the determination to be made by the European Union.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

EMPLOYEES

As of October 31, 1999, we had 26 full-time employees, of whom six have Ph.D.s. Twelve are involved in the production and harvesting process, eight are involved in research and development and six are involved in administration and support. We consider relations with our employees to be very good. None of our employees are covered by a collective bargaining agreement.

KEY SCIENTISTS

Our scientists, as a group, lead all aspects of product development, process optimization and the research upon which our business is based.

DR. JOHN DORE received his B.Sc. in Bioengineering from University of California, Berkeley in 1987, and earned his Ph.D. in Biological Oceanography from the University of Hawaii in 1995. Dr. Dore conducts research in many areas of microbiology, and has been a significant contributor to various aspects of process engineering at our company since 1996. Dr. Dore conducted his Ph.D. research on the microbially-mediated chemical processes of nitrogen cycling. As a Post-Doctoral Researcher at the University of Hawaii, Dr. Dore studied growth and carbon isotope chemistry of microalgae in continuous cultures (1995-96). As a graduate student, he received fellowships from the Research Corporation of the University of Hawaii (1991-1992) and Achievement Rewards for College Scientists (1989-1990). Dr. Dore has published at least 20 scientific articles.

DR. MAI D. G. LOPEZ received her B.S. (CUM LAUDE) in Biology from University of the Philippines in 1975, her M.S., also in Biology from University of the Philippines, in 1981, and earned her Ph.D. in Marine Biology from University of California, San Diego in 1991. Dr. Lopez leads the research effort on protozoans, and has been a leading contributor to quality control and production practices since joining us in 1999. Her research career has focused on the role of microalgae in the nutrition of numerous species of marine invertebrates, an area in which she has published 24 scientific papers. She has held an academic teaching and research position at University of the Philippines (1991-92), and positions of Visiting Research Scientist at University of Hawaii (1992-94), and Research Scientist at Scripps Institution of Oceanography (1994-98).

DR. MARK E. HUNTLEY received a B.Sc. degree (SUMMA CUM LAUDE) in Biology from the University of Victoria, Canada in 1976 and earned a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980. Dr. Huntley is our President, Chief Executive Officer and Chairman of the Board, and also holds a faculty research appointment at the Hawaii Natural Energy Institute, School of Ocean and Earth Sciences and Technology, University of Hawaii at Manoa. He was a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego from 1980 to 1998. Dr. Huntley has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He served for 10 years on the Executive Committee of the Global Ocean Ecosystem Dynamics program (1989-1999), a component of the U.S. Global Change Research

Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. He has served as an advisor to numerous international, national, and state agencies, including the United States Department of State, the United States Department of Interior and the White House Office of Science and Technology Policy. Dr. Huntley is one of our co-founders and a co-inventor of the Aquasearch Growth Module.

DR. WALTER NORDHAUSEN received his Diplom in Biology from the University of Gottingen, Germany in 1986, his M.Sc. in Biological Oceanography from University of California, San Diego in 1989, and earned his Ph.D. in Marine Biology from University of California, San Diego in 1993. Dr. Nordhausen is Director of Operations and Technology Development at our facility at Keahole Point, Hawaii, and oversees the development and integration of new technology into our production processes. As a consultant to us in 1998, Dr. Nordhausen coordinated engineers, contractors, and consultants to design and build a physical plant entailing $2.5 million in capital improvements. As a Post-Doctoral Researcher at Scripps Institution of Oceanography (1993-98), he organized and directed oceanographic field campaigns in oceans of the Arctic, the Antarctic and the South Pacific. His research career has focused on marine biology and biochemistry, and involved the design, testing, and use of various state-of-the-art electronic instruments for remote sensing.

DR. MIGUEL OLAIZOLA received his Ph.D. in Biological Oceanography from the State University of New York at Stony Brook in 1993. Dr. Olaizola has led research in pigment biosynthesis, microalgal physiology and productivity since joining us in 1996. He also administers our internship program and manages our quality control laboratory. Dr. Olaizola devoted his graduate and post-graduate research to the study of carotenoid biosynthesis in microalgae, primarily diatoms and cyanobacteria. During 1993 to 1995, Dr. Olaizola was a Post-Doctoral Fellow at the Joint Research Center of the European Commission in Italy. During 1995 and 1996, Dr. Olaizola was a Post-Doctoral Researcher at Scripps Institution of Oceanography, University of California, San Diego, where he studied microalgal growth and physiology. He has been recently appointed as an Affiliate Professor of Aquaculture at the University of Hawaii at Hilo and Adjunct Associate Researcher at the University of Hawaii at Manoa.

DR. MIA UNSON received her B.S. in Biology from Ateneo de Manila University, Philippines in 1986, her B.S. in Chemistry from Ateneo de Manila University, Philippines in 1987, and earned her Ph.D. in Marine Chemistry from University of California, San Diego in 1993. Dr. Unson joined our company in 1999, where she leads programs in natural product chemistry and drug discovery. She is also responsible for directing collaborative projects with chemists and medical researchers in academia. Her accomplishments include development of genomic screens, and fractionation, purification and characterization of a variety of novel compounds from mycobacteria and numerous marine organisms, including cyanobacteria. As a research scientist in the Department of Chemistry and Biochemistry at University of California, San Diego (1995-99) Dr. Unson developed and is the lead inventor on a pending patent application for a new tuberculosis immunoassay. Her research career has focused on the development of bioactive molecules.

SCIENTIFIC ADVISORY BOARD

The Aquasearch Scientific Advisory Board is composed of leading experts in aquaculture, marine biology and fluid dynamics and the chemistry, photobiology, genetics and mass culture of microalgae. The Scientific Advisory Board provides us with guidance regarding the optimization of our production and processing methods, and research and development pertaining to both existing and potential microalgae products. The Scientific Advisory Board held its inaugural meeting in May 1996 and was originally scheduled to meet approximately four times per year. We have largely replaced such meetings with various forms of electronic communication. We believe that the individual and collective knowledge and experience of our Scientific Advisory Board provides us with an important competitive advantage.

Current members of the Aquasearch Scientific Advisory Board are:

DR. FAROOQ AZAM received a B.Sc. in Chemistry and Physics in 1962, and M.SC. in Chemistry and Biochemistry in 1964 from the University of Panjab, Lahore, Pakistan; he received a Ph.D. in Microbiology, Czechoslovak Academy of Sciences, Prague in 1968. Dr. Azam is a Professor of Biology at Scripps Institution of Oceanography in La Jolla, California and one of the world's leading marine microbiologists. Dr. Azam is noted for his discovery of the "microbial loop," a pathway that diverts much of the ocean's productivity into bacteria and other microbes. Before this pathway was discovered in the 1980s it was generally believed that most of the ocean's productivity was passed up the food chain to fishes and other predators. Dr. Azam's contributions changed the field of marine biology.

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

DR. ROBERT R. BIDIGARE received a B.S. (SUMMA CUM LAUDE) in Aquatic Biology from Eastern Michigan University in 1977 and a Ph.D. in Biological Oceanography from Texas A&M University in 1981. Dr. Bidigare currently is Associate Professor of Oceanography at University of Hawaii, and a leading principal investigator in MarBEC. Dr. Bidigare serves on the Advisory Board for the National Center for the Culture of Marine Phytoplankton, is a member of the NASA SeaWIFS Science Working Team and an observer on the International Oceanographic Commission Group of Experts on Standards and Reference Materials. Dr. Bidigare has authored more than 75 scientific papers, and is a recognized expert on plant pigment chemistry, bio-optics and biochemistry of microalgae.

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

DR. WILLIAM FENICAL received a B.S. in Biochemistry from California State Polytechnic University in 1963, an M.S. in Organic Chemistry from San Jose State University in 1965 and a Ph.D. in Organic Chemistry from University of California, Riverside in 1968. Dr. Fenical joined the faculty of Scripps Institution of Oceanography, University of California, San Diego, in 1973, where he has served as Director of the University of California-wide Institute of Marine Resources (1988-1993) and Director of the Marine Research Division since 1989. Dr. Fenical is recognized as one of the world's authorities on the chemistry of marine natural products, an area in which he has published more than 250 scientific articles. Dr. Fenical has served as an advisor on marine natural product chemistry to the National Institutes of Health, the National Research Council, and numerous pharmaceutical companies, including

Sterling Winthrop, Ligand, Pharmagenesis and Bristol-Myers-Squibb. He serves on the editorial boards of the JOURNAL OF NATURAL PRODUCTS, MOLECULAR MARINE BIOLOGY AND BIOTECHNOLOGY, and the JOURNAL OF MARINE BIOTECHNOLOGY. He holds seven patents for novel chemical compounds of a biomedical nature, including a wrinkle reducing agent that is the active ingredient in a skin cream marketed by Estee Lauder, which produces more than $1 million per year in royalties for the University of California.

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

DR. PEARN NIILER received his B.S. degree from Lehigh University in 1960, earned honors as a Fulbright Scholar at Cambridge University, England in 1961, and was awarded a Ph.D. as a Woodrow Wilson Fellow from Brown University in 1964. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University. He is currently a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has published more than 125 scientific papers and has invented various oceanographic instrumentation technologies that are now in commercial production with sales of $6 million annually. Dr. Niiler is an expert in applied mathematics and fluid mechanics and is a co-inventor of processes used in the Aquasearch Growth Module.

DR. DONALD REDALJE received his B.S. in Environmental Biology from the University of California, Santa Barbara in 1971 and his Ph.D. from University of Hawaii in 1980. He has conducted research and taught at Scripps Institution of Oceanography, University of California, San Diego, the Naval Postgraduate School, Moss Landing Marine Laboratory, and the University of Southern Mississippi, where he recently served as Director of the Center for Marine Science. Dr. Redalje is internationally recognized for his development of a method to measure the productivity of microalgae, and is an expert on the biochemistry and physiology of marine plants. Dr. Redalje is one of our co-founders and co-inventor of the Aquasearch Growth Module.

DR. ALADAR SZALAY received a M.Sc. in Biochemistry from the Martin Luther University, Germany in 1966 and a Ph.D. in Biochemistry from the Martin Luther University, Germany in 1972. He carried out post-doctoral research on plant genetics at the California Institute of Technology. Dr. Szalay is founding Director of the Center for Molecular Biology and Gene Therapy at the School of Medicine of Loma Linda University in California. His career has been built on the genetic engineering of plants, including microalgae, with nutritionally and medically important traits. He is an expert on the genetics of microalgae. Dr. Szalay holds numerous patents in the area of genetic engineering, including transgenic patents and methods for preparing and using artificial chromosomes. He has acted as an advisor to a variety of institutions and companies, including Rockefeller Foundation, Allied Chemical, Siemens AG, and Boehringer Mannheim.

We do not employ any members of the Scientific Advisory Board. Each member may have commitments to other entities that could limit his availability to us. There can be no assurance that we will be able to retain key Scientific Advisory Board members.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our research, development and production facilities are located in the Hawaii Ocean Science and Technology (HOST) Business Park in Kailua-Kona, Hawaii. Our facility currently consists of approximately five leased acres containing a number of AGMs, finishing ponds, a processing facility, several laboratories, administrative offices and additional space for production and research and development. All our products are currently produced at this facility. We have no production facilities or offices outside the State of Hawaii.

We believe the location of our business in Hawaii and, in particular, the location of our facility in the HOST Business Park provide us with important competitive advantages. A combination of several factors make our facility at the HOST Business Park a favorable location to produce various species of microalgae:

                  -        consistent warm temperatures;
                  -        abundant sunlight;
                  -        low rainfall;
                  - access to HOST Business Park scientific equipment, personnel and facilities;
                  -        tax incentives; and
                  -        the provision of cold, clean seawater.

We believe that microalgae production facilities located in areas that lack these characteristics probably have much higher costs of production and fewer production days per year than we do at our facility.

At the HOST Business Park, we have access to cold, clean deep seawater that is pumped up from a depth of 2,000 feet. This seawater is used as a means of controlling temperature of the AGM, and could also be used as a source of nutrients for cultivating marine microalgae. We have access to a complete industrial infrastructure in Kailua-Kona. We are located only 30 miles from a deep water port and are immediately adjacent to an international airport.

We believe the HOST Business Park is an excellent location for our current facility. The seawater utility at this location is unparalleled for very large-scale commercial production of marine microalgae. To our knowledge, nowhere else in the world is there a location with the volume, purity and low cost of seawater we have available at the HOST Business Park. Large facilities for producing freshwater microalgae will be more economical at locations other than the HOST Business Park. The cost of site work in old lava at Kailua-Kona is more expensive than in many Hawaii locations where soil prevails. Conditions for very large-scale commercial production of microalgae are exceptional throughout the Hawaiian Islands. Our location on the Hawaiian Islands provides us with large tracts of available land with moderate temperatures, high sunlight, low rainfall, easy access to fresh water, cooling sea water and power, a favorable business environment and proximity to the renowned marine biotechnology expertise at MarBEC and the University of Hawaii. We believe the Hawaiian Islands provide one of the most advantageous and economical locations in the world to cultivate microalgae on a commercial scale.

The concentration of our existing and planned research and development facilities and production facilities in the HOST Business Park or elsewhere in Hawaii involves various risks and uncertainties from potential natural disasters such as volcanic eruptions, earthquakes, tidal waves, hurricanes and related phenomena indigenous to Hawaii.

We have started the application process for a 30-year lease of our current five acre parcel from the Natural Energy Laboratory of Hawaii Authority, the state entity which administers the HOST Business Park. Leases of 30 years have historically been awarded to companies once they have completed their research and development stage, which we have completed. The government-administered process to award a thirty-year lease has usually taken less than two years. More than half of the 800-acre HOST Business Park facility is currently undeveloped. We believe that, as one of the fastest growing and largest employers in HOST Business Park, our lease application is likely to be considered favorably, although we can provide no assurances in this regard.

On November 14, 1996, we executed a Letter of Intent with C. Brewer to acquire between 80 and 90 acres of C. Brewer property in the Ka'u region of the Big Island of Hawaii, valued at between $900,000 and $1,000,000. C. Brewer agreed to accept between 2,570,000 and 2,850,000 shares of our common stock at a purchase price of $0.35 per share and acquire a three-year warrant to purchase up to 500,000 shares of common stock at a purchase price of $1.25 per share. We have not consummated the transaction with C. Brewer. We decided we do not yet need 80 to 90 acres of land, because production at our current facility has increased beyond expectation.

ITEM 3.  LEGAL PROCEEDINGS

On July 13, 1998, Cyanotech filed a complaint against us in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK). In the complaint, Cyanotech seeks declaratory judgment of non-infringement of our U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent; and non-misappropriation of our trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after we expressed to Cyanotech our concern that Cyanotech infringed the 5,541,056 Patent and misappropriated our trade secrets.

On September 11, 1998, we filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to our 1994 Dissolution Agreement with Cyanotech.

On December 14, 1998, Cyanotech filed a motion for partial summary judgment of non-infringement and invalidity of the 5,541,056 Patent.

On March 1, 1999, we filed a motion for partial summary judgement against Cyanotech for breach of contract and misappropriation of trade secrets. On March 26, 1999, we filed a cross-motion for summary judgment of patent infringement. All motions for summary judgment were heard in November 1999.

On December 30, 1999 the United States District Court for the District of Hawaii granted summary judgment on our motion that Cyanotech infringed our patent, misappropriated our trade secrets and breached the terms of our 1994 Dissolution Agreement with Cyanotech. In its order, the Court found that the tube process used by Cyanotech for cultivating microalgae infringed the 5,541,056 Patent. The Court further found that Cyanotech violated the Uniform Trade Secrets Act and breached the 1994 Dissolution Agreement when it misappropriated trade secrets relating to our proprietary closed-system technology for cultivation of microalgae.

In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and invalidity of our patent. In doing so, the Court upheld the validity of the 5,541,056 Patent.

On January 14, 2000, Cyanotech filed a motion for reconsideration on the Court's December 30, 1999 order. The Company's opposition brief is due on February 1, 2000.

We may be required to dedicate significant management time and incur significant legal fees and expenses to continue our pursuit and settlement of this action, which could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in an appeal of the Court's ruling, a finding of noninfringement or declaration of invalidity of our patent could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board (Symbol: AQSE:bb). The following table shows for the periods indicated the high and low bid quotations for our common stock as reported by M.H. Myerson & Company, one of the Company's market makers. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                              HIGH BID        LOW BID
FISCAL 1997
    First Quarter...........................................   $0.63           $0.33
    Second Quarter..........................................   $0.39           $0.20
    Third Quarter...........................................   $0.53           $0.28
    Fourth Quarter..........................................   $0.36           $0.19

FISCAL 1998
    First Quarter...........................................   $0.29           $0.20
    Second Quarter..........................................   $0.28           $0.19
    Third Quarter...........................................   $0.24           $0.18
    Fourth Quarter..........................................   $0.21           $0.18

FISCAL 1999
    First Quarter...........................................   $0.22           $0.18
    Second Quarter..........................................   $0.21           $0.15
    Third Quarter...........................................   $0.52           $0.14
    Fourth Quarter..........................................   $0.32           $0.25

As of the date of October 31, 1999, the Company had approximately 2,000 record holders of its 87,060,501 shares of common stock.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business. We do not anticipate paying any cash dividends in the foreseeable future. As of October 31, 1999, we had an accumulated deficit of approximately $11.7 million, and until this deficit is eliminated we can pay dividends only out of net profits.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from June 1997 to October 31, 1999, we sold an aggregate of $6,139,800 aggregate principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have an exercise price of $0.50 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

As of October 31, 1999, some of the holders of the convertibles notes (amounting to $5,004,800 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 30,367,008 shares of common stock and also issued 5,004,800 warrants in connection thereto. As part of this transaction, an officer/director converted $1,025,000 aggregate principal amount of convertible notes and received 6,458,538 shares of common stock and 1,025,000 warrants.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

In March 1998, a former officer of the Company, Tana Alcalay exercised an option to purchase 466,862 shares of Common Stock at $0.0625 per share under a 3 year 5 percent note payable, secured by the underlying shares of Common Stock.

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

During the two quarters ended October 31, 1997, the Company issued one-year Convertible Notes Payable amounting to $560,000. The holders of these notes had an option to convert to equity under a planned private placement in early fiscal 1998. The Convertible Notes carry an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of Common Stock at $0.50 per share for each $1,000 aggregate principal amount of Convertible Notes. The holders are shareholders and an officer/director of the Company.

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

In October 1997, the Company issued 1,303,435 shares of Common Stock to the Unit Investors as compensation for the failure by the Company to cause the registration statement of the shares purchased in the Unit Offering to be declared effective by the Securities and Exchange Commission (the "Commission") on or before May 29, 1997. The registration statement was declared effective on November 12, 1997. These have been reflected in the shares issued and outstanding as of October 31, 1997.

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

Although microalgae are believed to be a potential source for many valuable commercial applications, less than 5,000 species of microalgae have ever been isolated from nature, and fewer than 10 species of microalgae - less than one-tenth of one percent of all such species - have ever been cultivated commercially.

We believe that the development of a large biotechnology industry, based on thousands of species of microalgae, has been impeded only by a lack of technology. We anticipate that our commercial production technology will allow us to create a market for new and valuable substances derived from microalgae. Our company, since its inception, has been dedicated to this proposition.

Our key achievements in the past year include major advances in our platform technology, the AGM. In the past 12 months, we have:

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

During the same time period, we have:

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

1988

         FEB:     We incorporated Aquasearch, Inc. in Colorado.

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

1993

         MAR: AQUASEARCH-CYANOTECH JOINT VENTURE FORMED. We formed a joint venture company with Cyanotech, an unaffiliated producer of microalgae. Our goal was to develop commercial systems for producing astaxanthin-rich microalgae. We contributed approximately $147,000 in capital and licensed our AGM technology to the joint venture. Cyanotech contributed approximately $15,000 in capital to the joint venture and made available its facilities and personnel at the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii.

1994

         JUN: CULTOR NEGOTIATION BEGINS. We began discussions with Cultor regarding the purchase of astaxanthin-rich microalgae.

         JUL: FIRST ASTAXANTHIN PRODUCED. We constructed AGMs that demonstrated the economics of the production process. We also produced samples of astaxanthin-rich microalgae for analysis and trial applications. Samples were sent to Cultor for testing.

         NOV: AQUASEARCH-CYANOTECH JOINT VENTURE TERMINATED. We decided to discontinue the joint venture with Cyanotech. Under our dissolution agreement, all intellectual property rights to AGM technology reverted to us.

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

         NOV: C. BREWER AGREEMENT. We executed a Letter of Intent with C. Brewer and Company, Limited ("C. Brewer"). Under the proposed agreement we would acquire between 80 and 90 acres of C. Brewer property in the Ka'u region of the Big Island of Hawaii, valued at between $900,000 and $1,000,000. In return,
                  C. Brewer would acquire approximately 4% of our outstanding common stock and a three-year warrant to purchase up to 500,000 shares of Aquasearch common stock at $1.25 per share. To date, we have not consummated the transaction with
                  C. Brewer because production at our current facility has increased beyond expectation.

1997

         APR: EARL FUSATO NAMED CHIEF FINANCIAL OFFICER, JOINS BOARD. Mr. Fusato brought considerable experience to our management team. At VeriFone, Inc., a global leader in the transaction automation industry, he served as VP Finance (1983-87), Treasurer (1987-90) and Director of Internal Audit and Manager of Transaction Automation (1990-92). He served as CFO of RESCO Inc., a residential real estate brokerage company (1992-94). He also served in various key positions at Ernst and Young (1978-83) and KPMG Peat Marwick (1971-77).

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

                  CYANOTECH FILES LAWSUIT. Our former joint venture partner filed a complaint in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK) against us. Cyanotech sought a declaratory judgment of:

                  - invalidity of our U.S. patent for a method to grow microalgae;

                  -        non-infringement by Cyanotech of the U.S. patent; and

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

                  -        breached our joint venture dissolution
                           agreement; and

                  -        engaged in unfair competition.

                  We requested damages, injunctive relief and attorney's fees on each count.

                  APPARATUS PATENT IN HONG KONG. We were awarded patent number HK1001232 for the "Process and Apparatus for the Production of Photosynthetic Microbes." This patent was awarded under the Patent Cooperation Treaty, based on the original filing approved by the European Patent Office in 1997.

         NOV: CHARTER MEMBERSHIP IN MARBEC. MarBEC is a 5-year, $26 million Engineering Research Center, funded by the U.S. National Science Foundation. MarBEC is focused on developing new enzymes, pigments and pharmaceuticals, primarily from microalgae. It is based at the University of Hawaii and the University of California, Berkeley. We are among the charter industry members of MarBEC, which also include Monsanto and Eastman Chemical. As a charter member, we have certain preferential rights to new products developed by MarBEC. We are the only member of MarBEC that has developed photobioreactor technology, which we believe is likely to be required for the commercial exploitation of any new product from microalgae.

         DEC: ENZYMED AGREEMENT. We entered into a Compound Library Agreement with EnzyMed, a privately-held biotechnology company. Under the agreement, we will provide extracts of microalgae that contain unexplored or unexploited substances with biomedical value. EnzyMed will use these extracts to generate compounds using their method of "combinatorial biocatalysis." This method generally produces several hundred compounds from a single extract. We expect some of these compounds to be novel and proprietary.
                  Both companies intend to commercialize the resulting compound "libraries." Compound libraries are typically screened for possible medical applications by the pharmaceutical industry. The pharmaceutical company typically pays an "access fee" for the right to screen the library for a limited time and for limited applications. We will share the revenues generated from the libraries with EnzyMed.

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

                  NEW EQUIPMENT INSTALLATION BEGINS. With construction nearly complete on our expanded three-acre facility, we began to install new equipment for process control and for final processing of raw products.

                  THE ULTRA-AGM GOES INTO OPERATION. After a successful six-month testing period, we installed and began to operate the new Ultra-AGM. This new photobioreactor is much larger, more efficient, and less costly than any previous AGM. It also requires 75% less manpower to operate.

         FEB: CONSTRUCTION COMPLETED ON THREE-ACRE PHYSICAL PLANT. We completed all new structures at our production facility. We tripled the area for both AGMs and finishing ponds. We quadrupled the area under roof to more than 8,000 square feet. We added a multi-purpose building for product processing, packaging and storage that can also accommodate further increases in production at our current site. We laid the foundation for a 10,000 square-foot laboratory that will accommodate expansion of our drug discovery program.

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

                  PROCESS PATENT IN EUROPE. We were awarded European Patent Number 0772676 for a "Method of Control of Microorganism Growth Process." This patent, originally granted in the U.S., was awarded in Europe under the Patent Cooperation Treaty. It claims certain processes that operate in our Aquasearch Growth Module.

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

         JUL: WE BEGIN SHIPPING NATURAL ASTAXANTHIN to a European life sciences company.

         SEP: WE BEGIN SHIPPING NATURAL ASTAXANTHIN to a Japanese life sciences company.

         DEC: THE U.S. DISTRICT COURT FOR THE DISTRICT OF HAWAII GRANTS MOTION FOR SUMMARY JUDGMENT IN OUR FAVOR. The Court rules that Cyanotech infringed our patent, misappropriated our trade secrets, and breached our joint venture dissolution agreement. In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and patent invalidity.

THE MARINE BIOTECHNOLOGY INDUSTRY

There are 30,000 species of microalgae. Many of these are known to contain valuable substances, including pharmaceuticals, nutraceuticals, and certain commodities. Fewer than one-tenth of one percent of these 30,000 species have been produced commercially.

The total market for only three species of microalgae that are now produced commercially (SPIRULINA,

CHLORELLA and HAEMATOCOCCUS) is estimated to be in the range of $200-300 million per year. We believe the potential market for products derived from microalgae could range into the billions of dollars, provided that: (1) the products are unique, valuable, and numerous; and (2) production technology is reliable and cost-effective.

Scientific literature demonstrates that:

         -     microalgae contain unique substances;

         - these unique substances are potentially valuable as pharmaceuticals and nutraceuticals; and

         -     these unique substances are numerous among the microalgae.

Until recently, however, there was no technology to provide for the cost-effective production of microalgae in commercial quantities. We believe that our AGM provides reliable and cost-effective production technology that will contribute to the development of a multi-billion dollar marine biotechnology industry. However, there can be no assurance that such an industry will develop.

OUR KEY ACHIEVEMENTS

(1)  RELIABLE AND COST EFFECTIVE PRODUCTION TECHNOLOGY

The Aquasearch Growth Module is a novel, reliable and cost-effective production technology. We have proven the efficacy of the AGM through a 10-year process of engineering, development, and demonstration.

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:


--------------------------------------------------------------------------------------------------------------------

                IMPROVEMENT                           PLANNED IN 1998                   ACHIEVED IN 1999

--------------------------------------------------------------------------------------------------------------------
             Increase AGM size                              6X                           Greater than 6X

           Decrease capital cost                            2X                                 3X
           (per gallon capacity)

       Increase AGM production cycle                      30 days                            60 days

       HAEMATOCOCCUS production rate                    Increase 3X                      Greater than 3X

      Astaxanthin content of product                2.0% of dry weight           Greater than 3.0% of dry weight

--------------------------------------------------------------------------------------------------------------------

These improvements to the AGM have reduced costs and increased productivity. We believe the AGM is the largest commercial photobioreactor in operation. To our knowledge, our current HAEMATOCOCCUS production rate is higher than any reported in the scientific literature.

(2)  INTELLECTUAL PROPERTY

We now have patents relating to:

         -        the AGM apparatus (Europe, Australia, Norway, Hong Kong, South
                  Korea);

         - general processes for cultivating microalgae in photobioreactors (U.S., Europe, Australia); and

         -        specific processes for cultivating HAEMATOCOCCUS (U.S.).

Five of these patents were issued in the first five months of 1999 alone. Additional patents are pending.

We continue to develop trade secrets. We believe that our trade secrets are the underlying reason for consistent improvements in production and product quality. We place great value on our intellectual property.

(3)  PRODUCTION CAPACITY

In the past year we expanded our physical plant by a factor of three. We now have a completely new manufacturing plant. The plant includes new processing equipment and an upgraded process-control system.

Our HAEMATOCOCCUS cultivation process is done in two steps. We use two types of large-scale production systems: (1) Aquasearch Growth Modules, and (2) "finishing" ponds. The following table shows the key features of these two production systems:


--------------------------------------------------------------------------------------------------------------------

        FEATURE                    AQUASEARCH GROWTH MODULE                           FINISHING POND

--------------------------------------------------------------------------------------------------------------------
       Function                 Produce HAEMATOCOCCUS biomass                 Convert biomass to astaxanthin

      Technology                         Proprietary                                  Public domain

   Utilized capacity                         20%                                           100%
--------------------------------------------------------------------------------------------------------------------

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

         -        public/private sector collaboration; and

         -        fund raising.

NEW RESEARCH SCIENTISTS. Dr. Walter Nordhausen, Dr. Mai Lopez, and Dr. Mia Unson have joined our research team in the past year. Together, they more than double our research effort, and bring us proven experience in:

         -        biopharmaceutical product development;

         -        marine biology and biochemistry;

         -        natural products chemistry; and

         -        research program management.

EMPLOYEES. We believe our employees are strongly motivated for success. In 1998 we introduced a pay-for-performance compensation plan that includes both stock options and cash bonus programs. We structured the compensation plan to reward both teamwork and individual excellence. Rewards are generated by performance on quarterly targets. We believe that our employees are directly responsible for our recent achievements.

(7)  RECENT FINANCING ACTIVITY

During the period from June 1997 to October 31, 1999, we sold an aggregate of $6,139,800 aggregate principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have an exercise price of $0.50 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

As of October 31, 1999, some of the holders of the convertibles notes (amounting to $5,004,800 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 30,367,008 shares of common stock and also issued 5,004,800 warrants in connection thereto. As part of this transaction, an officer/director converted $1,025,000 aggregate principal amount of convertible notes and received 6,458,538 shares of common stock and 1,025,000 warrants.

MANAGEMENT'S PLAN OF OPERATION

PLANNED OPERATIONS

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

         - ALZHEIMER'S AND PARKINSON'S DISEASES: major neurodegenerative diseases

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

         -  CANCER: protects against several types of cancer

THE MARKET. We believe a strong market could develop for our nutraceutical astaxanthin product among persons afflicted with these ailments because of:

         - LARGE SIZE OF POTENTIAL MARKET: millions of Americans are affected

         - POOR PROGNOSIS: some of these diseases have ineffective or no approved treatments

         - PROMISING DATA: quality of data in relevant human and animal models is promising

Our analysis of reasonable dosage and customary pricing in the nutraceutical industry suggests that nutraceutical astaxanthin will retail for more than $50,000 per kilogram. If this estimate proves to be accurate, then we estimate the potential U.S. market may exceed $500 million per year. This estimate is based on just one of the six diseases described above, and is derived from the number of persons affected by the condition, as estimated by physicians who provide treatment for the disease, and the conventional price of an appropriate daily dosage. Certain consumers may be highly motivated to use nutraceutical astaxanthin because:

         -  treatment alternatives do not exist for some ailments; and

         - sufferers have used nutraceuticals with less demonstrated efficacy than astaxanthin.

PRODUCTION CAPACITY. Our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above. We estimate this would generate retail sales of more than $5 million per year. We can expand most cost-effectively by adding only finishing ponds on adjacent property. We do have space available for expansion. We estimate this would allow a 5-fold expansion at a cost of approximately $1.8 million.

PRODUCT FORMULATION. We are collaborating in product formulation with a large U.S. chemical company that has significant experience in nutraceutical products. Our collaboration is being carried out under a confidentiality agreement. However, we cannot guarantee that our collaboration will extend beyond product formulation.

MARKETING STRATEGY. We intend to sell this product directly to consumers. Several wholesale purchasers of nutraceutical products have also contacted us regarding our product. We may or may not enter into supply agreements with one or more wholesalers.

REGULATORY ISSUES. The U.S. FDA has primary regulatory responsibility in nutraceutical markets. Many regulations apply. The DSHEA Act of 1994 governs certain conditions of sale of all nutraceutical products or dietary supplements in the U.S. The FDA details certain procedures that comprise "Good Manufacturing Practice" (GMP) with which we will have to comply. The State of Hawaii Department of Health imposes certain regulations on the preparation of substances for human consumption. We are taking action to comply with all relevant regulations and recommended procedures. We plan to achieve compliance in 2000.

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

Igene Biotechnology, Inc. produces astaxanthin from yeast. The chemical form of astaxanthin in HAEMATOCOCCUS is the one that prevails in nature, and is different from that in yeast. We believe the nutraceutical market will view the prevailing natural form of astaxanthin - from HAEMATOCOCCUS - as superior as its astaxanthin content is 10 times more than that of yeast.

Itano of Japan produces an astaxanthin extract from Antarctic krill, a marine microcrustacean. The product is distributed in the U.S. in very small amounts and at very high prices (greater than $650,000 per kilogram). Krill fishing in Antarctica is very expensive and highly regulated. Krill fishing vessels must travel for more than two weeks, at a cost of approximately $50,000 per day simply to complete the voyage between Japan and the Southern Ocean. Suitably equipped vessels cost approximately $30 million and typically have a lifetime of only 20 years. The krill fishery is regulated by the Committee for Conservation of Antarctic Living Resources, an international body comprised of scientists from Antarctic

Treaty member nations. The krill fishery reached its peak in the mid-1980s and has since declined.

BASF and Hoffman-LaRoche both produce synthetic astaxanthin from petrochemicals. Their compound is chemically different than natural astaxanthin. The effect of the difference has not been studied. However, the natural form of a closely related antioxidant, Vitamin E, was found by its manufacturer (Eastman Chemical) to be four times more potent than the synthetic form. We believe the nutraceutical market shows less interest in synthetic products than in natural products, and will pay a premium for a natural product.

TIMING OF PRODUCT RELEASE. Subject to obtaining the necessary regulatory approvals, we plan to release our nutraceutical astaxanthin product in the first quarter of 2000.

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

THE MARKET. We believe the market for this product is similar to that for nutraceutical astaxanthin. Animal and human models have demonstrated the efficacy of this product in its effect on certain common illnesses. We believe the potential market for this product will exceed $100 million per year.

PRODUCTION CAPACITY. In mid-1999 we received approval from the State of Hawaii Department of Agriculture to import the microalgae that is the basis of our second nutraceutical product. We began cultivation at AGM (commercial) scale in October of 1999. We intend to devote approximately six months to optimizing production in AGMs. Based on our knowledge and observations of this microalgae, we believe we have enough production capacity to sustain product introduction. After approximately one year of production, we project that initial sales would support the cost of expanding our physical plant.

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

(3)  AQUAXAN-TM- - NATURAL ASTAXANTHIN FOR ANIMAL FEED

THE PRODUCT. We have spent several years developing astaxanthin-rich AQUAXAN-TM- in conjunction with

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

TIMING OF PRODUCT RELEASE.  We began our first sales of AQUAXAN-TM- in July
1999.

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

BASIC STRATEGY: PHARMACEUTICAL DRUG DEVELOPMENT. Our process for expanding the pipeline in drug development is firmly founded on strategic collaborations and alliances. We have strongly leveraged our ability to identify, extract, test, and purify novel bioactive substances from microalgae through partnerships with major universities. Additionally, we have enhanced our ability to produce Microalgae Compound Libraries through our collaboration with EnzyMed.

We are focused in the next year on developing strategic license agreements with biopharmaceutical companies. We expect many biopharmaceutical companies will be interested to access our Compound Libraries for drug discovery. We believe our management team has well-developed networks and relationships in the biotechnology industry that bring credibility to our marketing approach.

PRODUCT DEVELOPMENT: MARBEC. MarBEC is a 5-year, $26 million Engineering Research Center ("ERC"), funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only 5 ERCs awarded by the National Science Foundation.

MarBEC combines the expertise of world-leading marine science and ocean engineering programs at the School of Ocean and Earth Sciences and Technology at University of Hawaii with the nationally-famous chemical engineering program at the Department of Chemical Engineering at University of California, Berkeley.

         CORE RESEARCH:  Discovery and development of new products from microalgae
         COST:  Industrial Partnership, $20,000 annually
         BENEFITS TO AQUASEARCH:
              -    New research results prior to public disclosure
              -    Preferential rights to intellectual property
              - Privilege to sponsor focused research, resulting in exclusive intellectual property rights
              - Preferred access to specialized and unique facilities and equipment
              -    Preferred access to microalgae culture collections
              -    Membership on Industrial Advisory Board (current members:
                   Aquasearch, Monsanto, Cyanotech)
              -    Opportunity to influence specific research
              -    Preferential access to student interns

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

GENERAL ASPECTS OF PLANNED OPERATIONS

We expect to steadily increase revenues from sales of AQUAXAN-TM-. However, we do not expect this product alone to be profitable, because we intend to reserve significant production capacity for nutraceutical astaxanthin.

Subject to obtaining the necessary regulatory approvals, we intend to launch our nutraceutical astaxanthin product in early 2000. We anticipate that we will become profitable within one year of the launch if we hit our sales targets - with no increase in production capacity. However, there can be no assurance that this will occur.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through October 31, 1999, we had an accumulated deficit of approximately $11.7 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. During the four months ended October 31, 1999, we started to ship our natural astaxanthin product. This revenue amounting to approximately $52,000 has been classified as other income. Most of the product we produced in 1997 and 1998 was used for product development and testing. Most of the product we have produced in 1999 is in inventory, and awaits final formulation before it can be sold.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs were approximately $1.7 million for the year ended October 31, 1999 compared with approximately $1.2 million and $800,000 for the years ended October 31, 1998 and 1997, respectively. Most of these funds were expended to develop the very large Ultra-AGM, to expand production capacity, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through October 31, 1999, research and development costs totaled approximately $4.8 million. We expect to incur significant additional research and development costs in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses were approximately $1.8 million for the year ended October 31, 1999 compared with approximately $1.0 million and $1.1 million for the years ended October 31, 1998 and 1997, respectively. The increase reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting our intellectual property and raising capital. From inception through October 31, 1999, general and administrative expenses totaled approximately $5.4 million. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the years ended October 31, 1999, 1998 and 1997, we raised approximately $4.4 million, $3.3 million and $1.7 million of net proceeds from the sale of shares of common stock and/or the issuance of debt, respectively, in private placement transactions. From inception through October 31, 1999, we raised total net proceeds of approximately $12.4 million through public and private sales of equity and debt securities.

During the year ended October 31, 1999, operating activities consumed approximately $3.2 million compared with $1.4 million and $2.0 million during the years ended October 31, 1998 and 1997, respectively. From inception through October 31, 1999, operating activities have consumed approximately $8.1 million.

Capital expenditures for the years ended October 31, 1999, 1998 and 1997 were approximately $1.2 million, $1.8 million and $200,000, respectively. From inception through October 31, 1999, capital expenditures have totaled approximately $3.9 million.

As of October 31, 1999, our liquidity was approximately $90,000 in cash and cash equivalents.

We estimate a need for approximately $3.0 million in operating capital over the next twelve months. We need an additional $0.5 million to consummate strategic research agreements with four university medical schools. Projected product sales will begin to pay some operating costs. We now believe that product sales could lead to profitability within twelve months after the start of sales of nutraceutical astaxanthin, and that some future expansion could be financed out of profits. In the near term, we believe that existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. We are now pursuing more sources of capital to maintain operations and, more importantly, to expand our product pipeline. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. We cannot guarantee success in raising the additional capital necessary to sustain or expand operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE HAVE SIGNIFICANT SHORT-TERM AND LONG-TERM CAPITAL NEEDS AND ARE UNCERTAIN OF OBTAINING FUTURE FINANCING.

We project expenditures of $3.0 million in operating capital over the next twelve months after planned capital expenditures, plus an additional $0.5 million to consummate strategic research agreements with four university medical schools. Over the long-term, we will require substantial expenditures to support our research and development activities and to manufacture and market our products. The level of expenditures depends in part on whether we develop, manufacture and market our products independently or through collaborations with other companies. Our future capital requirements will depend on many additional factors, including:

      - our ability to manufacture our products in cost-effective commercial quantities;
      -  market acceptance our products;
      -  the extent and progress of our research and development programs;
      - the time and costs of obtaining regulatory clearances for certain products;
      -  the progress of pre-clinical and clinical studies, where applicable;
      -  the costs of filing, protecting and enforcing patent claims
      -  competing technological and market developments;
      - the cost of developing and/or operating production facilities for our existing and potential products; and
      -  the costs of commercializing our products.

Moreover, our cash requirements may vary materially due to problems of production, results of research and development, results of product testing, changes in relationships with corporate partners, changes in the focus and direction of our research and development programs, competitive and technological advances, litigation and other factors.

Projected product sales will begin to pay some of our operating costs. However, we expect that we will need additional funding from public or private equity or debt financing to address our capital needs. Additional financing may not be available on favorable terms, if at all. Furthermore, we have no credit facility or other committed sources of capital, and we cannot assure satisfactory terms for such arrangements, if at all. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our current investors. If we do not have adequate funds, we might curtail operations significantly or we might enter into collaboration agreements on unattractive terms that could require us to relinquish certain technology or product rights, including patent and other intellectual property rights. Our inability to raise capital would have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND EXPECT TO INCUR FUTURE LOSSES. OUR FUTURE FINANCIAL RESULTS ARE UNCERTAIN, AND WE MAY NEVER BECOME A PROFITABLE COMPANY.

Since our inception in 1988, we have experienced quarterly and annual operating losses. Our net loss in fiscal 1999 was approximately $4.1 million and our accumulated deficit at October 31, 1999 was approximately $11.7 million. Our losses to date have resulted primarily from the costs of research and development, and from general and administrative costs associated with operations. We expect to continue incurring operating losses for at least the next year as we expand our product pipeline. We expect that quarter-to-quarter and year-to-year revenues, expenses and losses will fluctuate, at times materially. Many factors could affect our future financial results, including:

      -  our ability to successfully manage the transition from a research and development company to a commercial-scale production enterprise;
      -  our ability to successfully complete the commercialization and cost optimization of our products;
      - production costs and yield issues associated with the scale-up of production of our products;
      - the progress of our research and development programs for developing other microalgal products;
      - the time and costs of obtaining regulatory approvals for products subject to such approval;
      -  our ability to protect our proprietary rights;
      -  costs of filing, protecting and enforcing our patent claims;
      -  competing technological and market developments; and
      - the costs of commercializing and marketing our existing and potential products.

We cannot guarantee that we will ever be able to achieve or sustain profitability in the future.

WE MUST OVERCOME NUMEROUS CHALLENGES TO SUCCESSFULLY PRODUCE MICROALGAE ON A COMMERCIAL SCALE.

We have faced many significant technical problems developing our Aquasearch Growth Module, or AGM, technology. Our initial production of natural astaxanthin from HAEMATOCOCCUS PLUVIALIS was complicated by many factors, including various forms of microbial contamination, variability in production cycle times due to technical and biological factors and losses of final product due to processing inefficiencies. As a result of these factors, our monthly production of astaxanthin varied considerably until 1998. During most of 1998 and into early 1999, we expanded and completely transformed our facility. This expansion and related technical advances have allowed us to increase our monthly production of astaxanthin since early 1999.

We expect to once again scale up production of HAEMATOCOCCUS PLUVIALIS as well as other potential microalgae products. We believe that scaling up HAEMATOCOCCUS PLUVIALIS production is likely to be less challenging than scaling up other microalgae products that we have not yet cultivated on a large scale. We believe the most challenging aspect of scaling up production of these products is likely to involve problems of biology rather than engineering. However, we believe that scaling up production of our current and potential products will always present additional technical problems. Some of these problems may be unknown, may never have been faced and could result in lowered production. We may not be successful in addressing any or all of these technical problems. If we are unsuccessful in our efforts to scale up production of these products, we may be unable to satisfy our obligations under any agreements we may enter into, including agreements with any customers for our products. As a result, our business, financial condition, results of operations, and relationships with corporate partners could be materially adversely affected.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

We are at an early stage of development and we have limited experience in manufacturing products derived from microalgae. To be successful, we must produce products at acceptable costs. The quantity and quality of our products must also comply with contractual requirements, regulatory requirements and local health, safety and environmental regulations.

We first shipped our natural astaxanthin product to Cultor Ltd., a Finnish-based multinational food conglomerate ("Cultor"), under a Supply Agreement that began in July 1995. We began shipping our natural astaxanthin product to a second European company in July 1999, and to a Japanese company in September 1999. We currently have enough inventory to supply the immediate requirements of our current customers. However, we may have insufficient production capacity to satisfy future orders, if any. Furthermore, we may choose to retain our entire production capacity of natural astaxanthin in late 1999 to satisfy possible demand for our first nutraceutical product. This decision could affect the potential for sales to our current customers.

The markets for our natural astaxanthin product may change, and our customers may also change. We may experience unanticipated constraints on production at various times, and such constraints could adversely affect our ability to satisfy customer orders. Our inability to satisfy production targets to date has not disrupted relations with corporate partners, but our failure to consistently demonstrate satisfactory large-scale production economies of scale could have a material and adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

WE MAY NEED TO EXPAND OUR CURRENT PRODUCTION FACILITY TO MEET ANTICIPATED MARKET DEMAND FOR OUR PRODUCTS. SUCH AN EXPANSION WOULD POSE SIGNIFICANT FINANCIAL, TECHNICAL AND BIOLOGICAL CHALLENGES.

To date, we have not produced ton quantities of natural astaxanthin. At various times we have experienced significant delays in developing products, and also in developing processes of cultivation and harvesting. These development activities may require additional research and development as well as substantial additional capital and other resources prior to greater commercialization. We believe that market demand for our natural astaxanthin products may require additional expansion and scale-up. We expect the design and engineering we have done to date can be readily scaled, but the amount of additional design and engineering costs will depend on how large the scale-up is. Construction and facility scale-up costs, as well as research and development and production costs, could substantially exceed budgeted amounts and estimated time frames may need to be extended. Any such additional costs or delays could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

Our previous one-acre research and development/production facility was not adequate to meet the initial production target of 40 kilograms per month under a Distribution and Development Agreement entered into with Cultor in 1996. To address this need, we budgeted $2.5 million for the expansion of our facility from one to three acres. The expansion, which began in early 1998, was substantially completed in January 1999. We now believe it possible to exceed production of 40 kilograms per month at the new facility if sufficient finishing-pond space is available. However, because finishing pond space is limited at our site, we plan to limit astaxanthin production to no more than 10 kilograms per month.

We anticipate that we may develop an additional site for large-scale astaxanthin production. The production capacity of any new site we develop will be entirely dependent on market demand, which we anticipate may exceed 120 kilograms per month. We currently have no specific plans as to what the size, location or production capacity of such a site would be, or how the construction or scale-up of this facility would be financed. We anticipate that we will need to enter into a collaborative arrangement with one or more parties to assist us in the development and construction of a new facility. However, we may not be able to reach an agreement with any other entity regarding the development, timing, location, or financing of a second site on favorable terms, if at all.

We cannot quantify or fully assess the many significant risks involved in scaling up our production technology, further expanding our existing facility, or constructing a new facility. For example, our production process critically depends upon supplies of freshwater, cold seawater and utilities provided by the Natural Energy Laboratory of Hawaii Authority, and any interruption in these supplies could have a material adverse effect on our production capability. We also face the risk that our water supplies could be threatened by microbial contamination that overrides our existing efforts and capability to maintain sterility. The success of our expansion plans will depend upon timely performance of many contractors, sub-contractors, suppliers and various agencies of the State of Hawaii that regulate and license construction, each of which is beyond our control. We could experience delays, cost overruns or changes in our construction and expansion plans if these contractors, suppliers or state agencies fail to perform in a timely manner. Such events could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

We cannot assure success in resolving known or unknown biological and engineering development problems that may accompany any scale-up efforts. We cannot be certain that we will be able to develop new products within estimated time schedules, in accordance with present cost projections, or that the products we develop will be commercially viable or widely accepted.

OUR CUSTOMER BASE IS CONCENTRATED.

Our business currently depends on several customers: Cultor; EnzyMed, Inc., a division of Albany Molecular Research, Inc. ("EnzyMed"); a European life sciences company; and a Japanese life sciences company. We depend on EnzyMed for developing libraries of compounds that can be marketed to screen for bioactivity and subsequent drug development. We currently depend on the other three companies for sales of our natural astaxanthin products.

If our astaxanthin customers do not continue buying our products at the current and anticipated purchase levels, then our business, financial condition, results of operations, and relationships with corporate partners could be materially adversely affected. Likewise, the failure of EnzyMed to produce compound libraries, our failure to adequately fund the collaborative project with EnzyMed, or the lack of interest by potential customers in the library compounds could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. Moreover, our failure to gain additional customers for other applications of our natural astaxanthin product or for other new products could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

INCREASED COMPETITION MAY SIGNIFICANTLY REDUCE THE MARKET PRICE OF SYNTHETIC AND NATURAL ASTAXANTHIN.

Our natural astaxanthin product will compete directly or indirectly with synthetic astaxanthin products, at least in markets for animal feed applications. Likewise, products incorporating our natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. The synthetic astaxanthin market is currently dominated by a single producer, Hoffman-LaRoche, Inc. ("Hoffman LaRoche"). Hoffman-LaRoche has maintained the market price of its synthetic astaxanthin, which is derived from petrochemicals, at approximately $2,500 per kilogram for more than a decade.

We do not know Hoffman-LaRoche's cost of production for synthetic astaxanthin or how Hoffman-LaRoche will respond to the introduction of a competitive product based on natural astaxanthin. Hoffman-LaRoche has significantly greater research and development, technical, financial, sales and marketing resources than we do, and it holds a commanding market share. We cannot guarantee that the market price for synthetic astaxanthin will remain at $2,500 after the commercial introduction of products that incorporate natural astaxanthin. Any significant decrease in the market price for synthetic astaxanthin will likely have an adverse effect on the market price for products incorporating our natural astaxanthin, which could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

WE RELY HEAVILY ON RELATIONSHIPS WITH CORPORATE PARTNERS.

Our business strategy is strongly focused on developing strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgae products that we intend to develop. In May 1996, we entered into a three-year Distribution and Development Agreement with Cultor (recently extended to four years) for the production and worldwide distribution of our natural astaxanthin product for animal feed and animal nutrition. In December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds that we would jointly market to biotechnology and pharmaceutical companies to screen the libraries for new drug candidates.

We intend to enter into strategic relationships with other companies to develop additional applications for our technology, commercialize our future products, assist us in obtaining regulatory approvals and provide sources of funding. We cannot guarantee that any of our present or future corporate partners will perform their obligations as expected, or that we will be able to perform our obligations to them. We cannot be certain that any of our current or future partners will devote enough resources to developing, testing or marketing potential products developed under such arrangements. Our business, financial condition, results of operations, and relationships with corporate partners could be materially adversely affected by a number of factors including:

        - the development of competing technologies or products by a strategic partner;
        - our preclusion from entering into competitive arrangements;
        - our failure to obtain timely regulatory approvals;
        - the premature termination of an agreement with a strategic partner;
          or
        - the failure of a strategic partner to devote sufficient resources to developing and commercializing our products.

We have complex agreements with our consultants and corporate partners. Such agreements have provisions that might give rise to disputes regarding the rights and obligations of the parties. Such disputes and disagreements could lead to delays in research, development or commercialization of our products. Disputes could result in litigation or arbitration, which could be time-consuming and expensive, and could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

We may be unable to maintain or expand our relationships with existing corporate partners, or to replace existing corporate partners if our relationships with existing partners terminate. Such changes in our corporate partnerships could have a material adverse effect on our business, financial condition, and results of operations.

Our primary strategy for the development, regulatory approval, production and commercialization of certain products is to enter into collaborations with various corporate partners, licensors, licensees and others. We may not be able to negotiate collaborative arrangements with these parties on acceptable terms, if at all, or that such collaborative arrangements will be beneficial to us. If we are unable to establish appropriate strategic relationships, we may need to raise more capital to undertake such activities at our own expense. If we cannot rely on corporate partners for strategic assistance in their areas of expertise and instead have to develop such expertise ourselves, then we might expect delays in launching, marketing, selling and distributing new products. Such delays could have a material adverse effect on our business, financial condition and results of operations.

WE FACE COMPETITION FROM A NUMBER OF COMPANIES THAT MAY BE IN A BETTER POSITION TO COMPETE IN OUR INDUSTRY.

Competition in the market for nutraceutical products is intense. Our nutraceutical astaxanthin product will compete directly with the products of at least three companies that either sell, or have announced the intention to sell, a similar nutraceutical product. One of these, Itano of Japan, currently produces an extract from Antarctic krill that is rich in astaxanthin; this product is distributed in the United States. The other two companies have a product that, like ours, is based on HAEMATOCOCCUS PLUVIALIS. AstaCarotene of Sweden has produced and sold its nutraceutical astaxanthin for several years, and has established a market in Europe. Cyanotech Corporation ("Cyanotech"), based in Hawaii, recently began sales of a similar product. Each of these three companies may have technical, financial, management, marketing, and sales resources and experience that are greater than ours.

We expect our nutraceutical astaxanthin product will compete on the basis of product quality, price, proprietary position, and marketing strategy. We believe AstaCarotene will have an advantage in European markets, which they essentially established. We believe Cyanotech may have an advantage in United States markets by virtue of their experience with SPIRULINA, another microalgae-based nutraceutical product. We are aware of proprietary positions held by other potential competitors, that do not produce the product, that could inhibit our ability to compete purely on other grounds. We believe our marketing strategy for nutraceutical astaxanthin is unique, but we cannot guarantee it to be successful. If competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our business, financial condition, results of operations, and relationships with corporate partners could be materially and adversely affected.

Competition in the world market for animal feed applications of astaxanthin is strong and is expected to increase significantly in the near future. Our natural astaxanthin product will compete directly or indirectly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Additional competition will likely come from BASF, a large German chemical company that recently started producing synthetic astaxanthin. Likewise, products incorporating our natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. Both Hoffman-LaRoche and BASF have a worldwide reputation and significantly greater research and development, technical, financial, management, marketing and sales resources than we do.
Additionally, Hoffman-LaRoche has dominant market share. Two other companies, AstaCarotene and Cyanotech, claim to produce natural astaxanthin from microalgae or are producing significant quantities for test and commercial purposes.

Our natural astaxanthin product for feed applications is expected to compete with synthetic astaxanthin, and any other alternative products, primarily on the basis of product performance, price and proprietary position. Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, but we cannot be sure that it will maintain that price in response to any new product introductions, including our own. Any such pricing or other competitive pressure could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. There could also be products we are unaware of, or products developed in the future, that could adversely affect the marketability of our natural astaxanthin product.

We anticipate that competition to develop microalgae products other than natural astaxanthin will be intense. We expect competitors to include major pharmaceutical, food processing, chemical and specialized biotechnology companies. Many of these companies will have financial, technical and marketing resources significantly greater than ours. There are also other emerging marine biotechnology companies that could form collaborations with large established companies to support research, development and commercialization of products that may compete with our current and future products. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection for microalgae products and may commercialize products that compete with ours on their own or through joint ventures.

We believe that our Aquasearch Growth Module and related microalgae cultivation and harvesting technologies offer significant technical and economic advantages compared to technologies used by certain competitors. Compared to open pond systems, for example, the AGM provides greater productivity, greater process control, and a substantial reduction in the potential hazards of contamination. We also believe that our AGM and related microalgae cultivation and harvesting technologies are more economical to construct and operate than any existing comparable technology. However, there may be technologies we are unaware of, or technologies that may be developed in the future, that could adversely affect our perceived technical and competitive advantage.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

Our success will depend on the continued services of certain members of senior management, particularly Mark E. Huntley, Ph.D., our Chairman, President and Chief Executive Officer; Earl S. Fusato, our Chief Financial Officer; David G. Watumull, our Executive Vice President of Strategic Development and Corporate Finance; and Martin Guerin, our Vice-President, Sales and Marketing. The loss of any senior executive or other key employee could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

We are highly dependent on our ability to attract and retain key scientific, technical, management and operating personnel, including consultants and members of our Scientific Advisory Board. The number of qualified aquatic microbiologists and bioengineers is limited, so competition for such personnel is intense. We need to develop expertise and add skilled employees or retain consultants in areas such as research and development, clinical testing, government approvals, manufacturing and marketing. However, we may be unable to attract and retain qualified personnel or develop the expertise needed in these areas. We currently have a small research and development and management group with limited operating experience. If we were to lose one or more key personnel, or if we were unable to hire additional personnel and develop expertise as needed, our business, financial condition, results of operations, and relationships with corporate partners could be materially adversely affected.

Members of our Scientific Advisory Board assist us in optimizing production and processing methods and formulating research and development strategy for both existing and potential microalgae products. Most members of the Scientific Advisory Board are not our employees. Each member may have commitments to other entities that could limit their availability to us. We cannot be sure that we will be able to retain our key Scientific Advisory Board members.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

To date, we have focused almost exclusively on product research and technology development. We are now making the transition to full-scale commercial production of microalgae products. This major change in our business has placed, and will continue to place, significant demands on our financial and management control systems. If we fail to upgrade our operating, management and financial control systems, or if we encounter difficulties during such upgrades, then our business, financial condition, results of operations, and relationships with corporate partners could be materially adversely affected. We believe our systems and controls will address current needs, but they may be inadequate to address future business expansion. Our results of operations will be adversely affected if revenues do not increase enough to compensate for the increased operating expenses that result from any expansion. Expansion may not be profitable, and could adversely affect our results of operations. Success of any future expansion plans will depend partly upon our ability to continue to improve and expand our management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. We may not be successful in these efforts.

WE FACE SIGNIFICANT CHALLENGES AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS.

We are actively developing three product lines:

        1)  nutraceuticals;
        2)  compound libraries for drug discovery; and
        3)  natural astaxanthin for animal feed.

In the coming year we intend to launch our own nutraceutical product, based on natural astaxanthin. We believe the success of our nutraceutical product line will depend strongly on marketing strategy. Success of the nutraceutical product line also depends on our ability to comply with standards of Good Manufacturing Practice, or GMP. We expect the success of our compound library products will depend primarily on our ability to attract corporate customers in the biopharmaceutical industry and, ultimately, on their discovery of new drug candidates. We believe the prospects for both natural astaxanthin for animal feed and nutraceutical astaxanthin will depend, in the short term, on product quality and competitive pricing. Our ability to penetrate new markets for natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets.

We cannot assure successful development of any existing or potential microalgae-based product line, nor can we guarantee market acceptance of any of our products. We do have marketing experience in animal feed markets, but we have no such experience in nutraceutical or pharmaceutical markets. We have no experience in electronic marketing or in direct retail sales. We are strongly dependent on the marketing skills and efforts of our corporate partners, consultants and contractors. We cannot assure that our partners, consultants or contractors will be successful in their marketing efforts, nor can we prevent them from competing with us or assisting our competitors.

Many companies have much greater marketing and product development experience and significantly greater resources to devote to marketing and product development than we do. We have entered into, and expect to enter into additional, selected strategic alliances with third parties for product development, marketing and sales. We cannot guarantee the performance of such third parties, or the overall success of such strategic alliances. If we are unable to successfully develop or commercialize any product line - nutraceuticals, drug discovery, natural astaxanthin or any potential microalgae products - then our business, financial condition, results of operations and relationships with corporate partners could be adversely affected.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OUR EFFORTS TO DO SO COULD BE TIME-CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

We regard the protection of our patents, copyrights, trade secrets and know-how as critical to our success. We rely on a combination of patent, copyright and trade secret laws and contractual restrictions to protect our proprietary rights and maintain our competitive position. Our future prospects depend in part on our ability to protect our intellectual property while operating without infringing the proprietary rights of third parties.

We have been awarded two patents in the United States, two patents by the European Patent Office, two patents in Australia, and one patent each in Hong Kong, Norway and South Korea for our closed system microalgae cultivation process. We have additional patent applications pending in the United States and internationally. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that any of our pending patent applications will result in issued patents. We may be unable to develop any additional patentable proprietary technologies. We cannot be certain that any patents issued to us or to our corporate partners will provide a basis for commercially viable products. We cannot be sure that such patents will provide us with any competitive advantage. Third parties could challenge our patents, or could obtain patents that have a material adverse effect on our ability to do business. In addition, patent law is still evolving in the scope of claims in the technology area in which we operate. The degree of future protection for our proprietary rights, therefore, is uncertain. We cannot guarantee that others will not independently develop similar or alternative technologies. Other parties might duplicate our technologies, or, if patents are issued to us, they might design around the patented technologies we developed. Other parties may have filed or could file patent applications that are similar or identical to some of ours. Such patent applications could have priority over ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could be very costly. In addition, the laws of certain foreign countries may not protect our patents and other intellectual property rights to the same extent as the laws of the United States.

We could incur substantial costs in litigation if we need to defend ourselves in patent suits brought by third parties, or if we initiate such suits. We are currently involved in an intellectual property lawsuit with Cyanotech, one of our competitors. In July 1998, Cyanotech filed a complaint for declaratory judgment of patent non-infringement, patent invalidity, and non-misappropriation of trade secrets in Federal District Court in Hawaii. Cyanotech's complaint concerned one of our U.S. patents as well as trade secrets related to the Aquasearch Growth Module. In September 1998, we filed a counterclaim asserting patent infringement, misappropriation of trade secrets, unfair competition and breach of contract. In December 1998, Cyanotech filed a motion for partial summary judgment of non-infringement and invalidity of our patent. In March 1999, we filed a motion for summary judgement against Cyanotech for breach of contract, misappropriation of trade secrets and patent infringement. All motions for summary judgment were heard in November 1999. On December 30, 1999, the Court granted summary judgment on our motion that Cyanotech infringed our patent, misappropriated our trade secrets, and breached our joint venture dissolution agreement. In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and patent invalidity.

We may be required to dedicate significant management time and incur significant legal fees and expenses to continue our pursuit and settlement of this action, which could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail in an appeal of the Court's ruling, a finding of noninfringement or declaration of invalidity of our patent could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

We believe there could be significant litigation in our industry regarding patent and other intellectual property rights. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our internally developed intellectual property or licenses from third parties If third parties bring any legal action against us or our partners, they could:

    - claim damages and seek to enjoin commercial activities relating to the affected products and processes;
    -  subject us to potential liability for damages; or
    - require us or our corporate partners to obtain a license in order to continue to manufacture or market the affected products and processes.

Any future assertions or prosecutions could be time-consuming, result in costly litigation and divert our technical and management personnel. We may not prevail in any such action, nor can we predict that any license, including licenses proposed by third parties, would be made available on commercially acceptable terms, if at all. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

The General Agreement on Trade and Tariffs changed certain United States patent laws, effective June 8, 1995. Notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The term of United States patents now commences on the date of issuance and terminates twenty years after the effective date of filing. This change in law could substantially shorten the term of our patent protection, which may adversely affect our patent position.

The disclosure and use of our proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved. However, we cannot guarantee that all confidentiality agreements will be honored or that our proprietary technology, know-how and trade secrets will not be disseminated. Such illicit disclosures or uses of our intellectual property could materially and adversely affect our business, financial condition, and relationships with corporate partners.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

Our products and production activities are, or may be, subject to regulation by government authorities. Such regulatory authorities include the U.S. FDA, the United States Federal Trade Commission, the State of Hawaii Department of Agriculture and comparable authorities in foreign countries.

Each existing or potential microalgae product that we develop, produce, market or license to our corporate partners can present unique regulatory problems and risks. The problems and risks depend on product type, its uses, and method of manufacture. For products used in human nutrition, pharmaceuticals, or cosmetics, we may be required to develop and adhere to Good Manufacturing Practices as required by the FDA, ISO standards as required in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies.

We began in early 1999 to develop a program that will assure compliance with both GMP and ISO standards. Our goal is to be certified fully compliant in 2000. We expect to dedicate significant resources so that our production facilities can meet GMP and ISO qualifications.

We are also subject to other federal, state and foreign laws, regulations and policies with respect to labeling products, importing organisms, and occupational safety, among others. We have been working with Cultor on compliance with foreign laws, regulations and policies pertaining to our natural astaxanthin product for use in animal feed. We have also been working with various consultants on compliance with FDA regulations regarding our nutraceutical product line. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. Some of these changes, particularly with respect to the FDA or other such regulatory bodies, could be retroactive. Changes like these could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. We cannot guarantee that any of our potential products will satisfy applicable regulatory requirements.

We are subject to many environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

OUR PRODUCTION CAPABILITY IS HIGHLY DEPENDENT ON ENVIRONMENTAL AND CLIMATIC FACTORS THAT ARE BEYOND OUR CONTROL.

All of our production capacity is now located at the HOST Business Park at Keahole Point, Kailua-Kona, Hawaii, on property leased from the State of Hawaii and situated on a 200-year-old lava flow adjacent to a dormant volcano. We maintain minimal finished goods inventory. If any event were to disrupt production at our facility, then we might be unable to continue production. Such events could include fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster, work stoppage, termination or suspension of our lease by the State of Hawaii, other regulatory actions or any other cause. Such an interruption could materially and adversely affect our business, financial condition, results of operations, and relationships with corporate partners.

The consistent sunlight and high temperatures of Hawaii are beneficial to microalgal growth. Thus, any significant or unusual change in climate could adversely affect our production. Unseasonably cool or cloudy weather would adversely impact our production and could adversely affect our business, financial condition, results of operations, and relationships with corporate partners.

CURRENCY FLUCTUATIONS AND DIFFERENT STANDARDS, REGULATIONS AND LAWS RELATING TO INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

We expect to sell many of our products on a global scale. We have a distribution arrangement with Cultor for our natural astaxanthin product in animal feeds. We have also shipped our natural astaxanthin product to life sciences companies in Europe and Japan. We expect international sales will represent a significant portion of our revenue for these products, because their use is more highly developed in Europe and Asia than in the United States. We also expect that our compound libraries will be marketed internationally.

Our business, financial condition, and results of operations may be materially and adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls and regulations, political and economic instability or other trade restrictions. Our supply agreements provide that sales will be denominated in United States dollars, but fluctuations in currency exchange rates could cause our products to become more expensive to customers in the affected country, leading to a reduction in sales in that country.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS.

We face an inherent business risk of exposure to product liability claims alleging that the use of our technology or products resulted in adverse effects. This risk applies to all of our current products - nutraceuticals, compound libraries, and astaxanthin for animal feed. We cannot ensure that our current level of product liability insurance, together with indemnification rights under our existing license agreements and other collaborative arrangements, will be adequate to protect us against any claims and resulting liabilities. As we expand our business, we may be unable to obtain additional insurance on commercially reasonable terms, if at all. Any product liability claim or recall that exceeds insured amounts, or amounts recoverable under applicable contractual arrangements, could materially and adversely effect our business, financial condition, results of operations, and relationships with corporate partners.

OUR PRINCIPAL SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF OUR MANAGEMENT AND AFFAIRS, WHICH THEY COULD EXERCISE AGAINST YOUR BEST INTEREST.

Based on the 87,060,501 shares of common stock outstanding at October 31, 1999, our directors and executive officers, as a group, beneficially own approximately 22% of our outstanding common stock. As a result, our officers and directors might be able to strongly influence the actions of the Board of Directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may have the effect of delaying or preventing a change in control and may adversely affect the voting and other rights of our shareholders.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been, and may continue to be highly volatile. Price volatility is common with publicly traded life sciences companies and companies whose securities trade on the NASD Electronic Bulletin Board. Many events could have a significant impact on our business and the future market price of our common stock, including:

     - announcements of technological innovations or new commercial products by us or our competitors;

     -  developments or disputes concerning patent or proprietary rights;

     - publicity regarding actual or potential benefits relating to products under development by us or our competitors;

     - general regulatory developments affecting our products in both the United States and foreign countries;

     -  market conditions for life sciences companies in general; and

     - economic and other internal and external factors, including period-to-period fluctuations in our financial results.

Since the initial public offering of our common stock in January 1989, the average daily trading volume in the common stock as reported on the NASD Electronic Bulletin Board has been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. We have never declared or paid any cash dividends on our common stock and we do not intend to do so in the foreseeable future.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK AND IS TRADED IN THE
OVER-THE-COUNTER MARKET, WHICH MAY MAKE THE STOCK MORE DIFFICULT TO TRADE ON THE OPEN MARKET.

Our common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). Securities on the NASD Electronic Bulletin Board are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain.

Our common stock is considered a "penny stock," which is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

     1) the equity security is listed on Nasdaq or a national securities exchange;

     2) the issuer of the equity security has been in continuous operation for LESS than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or
     3) the issuer of the equity security has been in continuous operation for MORE than three years, and has net tangible assets of at least $2,000,000.

OUR TANGIBLE NET ASSETS ARE LESS THAN $4,000,000, THE MINIMUM AMOUNT REQUIRED FOR LISTING ON THE NASDAQ SMALLCAP MARKET.

If you buy or sell a penny stock, SEC regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market. The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

We intend to apply for listing on the Nasdaq SmallCap Market as soon as we meet their eligibility requirements. This table compares our current status to the Nasdaq eligibility requirements:

-------------------------------- -------------------------------- -------------------------
          ELIGIBILITY              NASDAQ SMALL CAP ELIGIBILITY          AQUASEARCH
           CRITERION                        REQUIREMENT                CURRENT STATUS
-------------------------------- -------------------------------- -------------------------
       Minimum bid price                       $4.00                      $0.32 (1)
        of common stock
-------------------------------- -------------------------------- -------------------------
      Tangible net assets                   $4.0 million                $484,949 (1)
              OR
     Market capitalization                  $50 million                $28 million (1)
              OR
   Net income in 2 of 3 years                 $750,000                       N/A
-------------------------------- -------------------------------- -------------------------
          Public float                    1,000,000 shares              45,412,217 (1)
              with
        Market value of:                     $5 million                $15 million (1)
-------------------------------- -------------------------------- -------------------------
     Market makers of record                     3                        2 active
-------------------------------- -------------------------------- -------------------------
     Shareholders of record                     300                         >300
-------------------------------- -------------------------------- -------------------------

 (1) As of October 31, 1999.

If our tangible net assets and our market capitalization meet the minimum Nasdaq eligibility criteria, our Board of Directors is likely to recommend that we effect a reverse stock split to meet this listing requirement. Any such reverse stock split would require shareholder approval. We cannot be certain to satisfy all listing requirements, nor can we ensure that any proposed reverse stock split will be approved by the shareholders or successfully implemented following such approval.

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR SHAREHOLDERS.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" preferred stock, with designations, rights, preferences, privileges and restrictions determined by our Board of Directors. As a result, our board of directors may, without further shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. The Board of Directors could issue the preferred stock to discourage, delay or prevent a change in control of Aquasearch, even if a change of control would be beneficial to our shareholders. We have no present plans to issue any shares of preferred stock, but those plans could change.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 1999, we had 87,060,501 shares of common stock outstanding. Of the shares outstanding, 45,412,217 have either been registered under the Securities Act or are freely tradable without volume limitations under Rule 144(k) of the Securities Act.

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on prevailing market prices. However, substantial amounts of our common stock could be sold in the public market, which may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

YEAR 2000 COMPLIANCE

We believe that our financial, operational and other information systems, with limited modifications, will function properly with respect to dates in the year 2000 and thereafter. The Company has upgraded its accounting system and brought its remaining systems and software into compliance. To date, the Company has not incurred any material costs related to the assessment of, and efforts in connection with, its Year 2000 issues and does not anticipate future expenditures to have a material impact on its financial position or operating results.

In addition to in-house efforts, the Company has discussed with its significant vendors, customers, banks and other third parties whose systems failures potentially could have a significant impact on the Company's operations to verify their Year 2000 readiness. The Company will not be able to completely assess its Year 2000 readiness until such third parties assure the Company of their Year 2000 compliance. To date, the Company has not been notified of any such noncompliance by any material third party. However, there can be no assurance that these third parties will not have Year 2000 problems that will affect the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

Audited balance sheets as of October 31, 1999, 1998, and 1997 and the related statements of loss and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 1999, 1998 and 1997 (and from inception to October 31, 1999) together with related notes and the report of Ernst & Young LLP, independent auditors, appear on pages F-1 through F-23 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 1999 or 1998.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and executive officers as of October 31, 1999.

------------------------------------------------- --------- -------------------------------------------------------
NAME                                                 AGE    POSITION
------------------------------------------------- --------- ----------------------------------------------------------
Mark E. Huntley, Ph.D............................    49     President, Chief Executive Officer
                                                            and Chairman of the Board

Earl S. Fusato...................................    52     Chief Financial Officer, Secretary and Director

Martin Guerin....................................    38     Vice-President, Sales and Marketing

David G. Watumull................................    49     Executive Vice-President, Strategic
                                                            Development and Corporate Finance

Edward E. David, Ph.D............................    74     Director

Pearn P. Niiler, Ph.D............................    61     Director

David Tarnas.....................................    39     Director

MARK E. HUNTLEY, PH.D., is one of our co-founders, a co-inventor of the Aquasearch Growth Module and has served as our President, Chief Executive Officer and Chairman of the Board since 1992. He also currently holds a faculty research appointment at the School of Ocean and Earth Sciences, University of Hawaii at Manoa. Dr. Huntley was a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego from 1980 to 1998. He has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He served for 10 years on the Executive Committee of the Global Ocean Ecosystem Dynamics program (1989-1999), a component of the United States Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. Dr. Huntley has served as an advisor to numerous international, national and state agencies, including the United States Department of State, the United States Department of the Interior and the White House Office of Science and Technology Policy. Dr. Huntley received a B.Sc. degree (SUMMA CUM LAUDE) in Biological Oceanography from the University of Victoria, Canada 1976 and a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980.

EARL S. FUSATO has served as our Chief Financial Officer since April 1997. Mr. Fusato served as chief financial officer for Resco, Inc., a Hawaii based real estate firm from 1992 to 1994, and as a sales representative and consultant in the real estate industry from 1994 to April 1997. During the period from 1983 to 1992, Mr. Fusato served in various financial positions with VeriFone, Inc., including Vice President, Finance from 1983 to 1987 and Treasurer from 1987 to 1990. Prior to that, Mr. Fusato spent 13 years as an auditor at KPMG Peat Marwick, LLP and Ernst & Young, LLP. Mr. Fusato is a Certified Public Accountant.

MARTIN GUERIN became our Vice-President, Sales and Marketing in January 1999. He has international management experience with world leading groups in feed production, feed and food ingredients, and aquaculture, with responsibilities in R&D, marketing and sales, business development and profit center management. He led the development of Aquastar Ltd. to become the second largest supplier of shrimp feeds in Thailand, growing in three years to more than 200 employees and $20 million in sales before being acquired by BP Nutrition in 1992. As Senior Sales Manager for Champagnes Cereales, France, he built sales of starch derivatives, sweeteners and other food ingredients (1992-94). For EWOS, the world's second largest manufacturer of fish feeds, he devised and implemented business development strategy in the Asia-Pacific region (1994-96). As Marketing and Development Manager for Finnfeeds International, a Cultor company, he developed a new business area in aquaculture feed ingredients (1996-99). Mr. Guerin received his Baccalaureat from the Ecole Saint-Louis Gonzague in Paris, France in
1981, his M.Sc. in Agricultural Science from the Institut National
Agronomique in Paris in1984, his M.Sc. in Aquaculture from Auburn University in 1986, and his M.B.A. from the University of Paris in 1988.

DAVID G. WATUMULL has served as our Executive Vice-President, Strategic Development and Corporate Finance since July 1998. He is responsible for new business development and corporate capital needs. As a consultant to us from September 1997 to mid-1998, Mr. Watumull was instrumental in securing most of the additional $5 million in financing we raised in that period. He served as Senior Vice-President at First Honolulu Securities, Inc. ("First Honolulu"), a Honolulu based broker-dealer and investment banker, and as Chief Investment Officer of First Honolulu's asset management division, First Honolulu Securities Asset Management, from 1993 to 1997. At First Honolulu, Mr. Watumull was responsible for a $1.3 million private placement financing secured for us. Mr. Watumull was directly involved in negotiations that led to agreements with C. Brewer and EnzyMed. From 1993 to 1997 at First Honolulu, Mr. Watumull was a biotechnology industry analyst with clients that included the Wisconsin State Investment Board. Prior to his duties with First Honolulu, Mr. Watumull owned his own investment management firm specializing in biotechnology. From 1983 to 1992, he worked as a money manager and retail broker at Paine Webber in Honolulu. Mr. Watumull majored in Mathematics at Claremont Men's College (now Claremont McKenna).

EDWARD E. DAVID, PH.D., has served as a director since September 1997. Dr. David is currently President of EED, Inc., an industrial and governmental consulting firm, and Vice President and Principal of the Washington Advisory Group, a science and technology consulting firm. Dr. David served as President of Exxon Research and Engineering from 1977 to 1986; as Executive Vice President of Research and Development of Gould Inc. and as President of Gould Laboratories from 1973 to 1977; and as Executive Director of the Communications Systems Division of Bell Laboratories from 1965 to 1970. Dr. David served as Science Advisor to the President of the United States and Director of the White House Office of Science and Technology from 1970 to 1973. Dr. David holds 12 honorary degrees, has received numerous national awards and is a member of the National Academy of Engineering and the National Academy of Sciences. Dr. David also serves on the board of directors of the following companies: Spacehab, Inc., Intermagnetics General Corporation, InterVU, Inc., Medjet, Inc. and Protein Polymer Technologies.

PEARN P. NIILER, PH.D., has served as a consultant for us since 1990 and has served as a director since 1991. Dr. Niiler is an expert in applied mathematics and fluid dynamics and was a co-inventor of various processes used in the Aquasearch Growth Module. Dr. Niiler is a Professor of Oceanography at Scripps Institution of Oceanography, University of California, San Diego, where he heads one of the largest oceanographic research programs in the nation. Dr. Niiler has taught and conducted research at Harvard College, Nova University and Oregon State University and has published more than 125 scientific papers. Dr. Niiler received his B.S. degree from Lehigh University, earned honors as a Fulbright Scholar at Cambridge University, England, and was awarded a Ph.D. as a Woodrow Wilson Fellow from Brown University.

DAVID TARNAS has served as a director since January 1999. He has devoted his career to creating and advising on public policy in relation to marine resources. As elected State Representative for the district of North Kona-South Kohala, Mr. Tarnas was Chairman of the House Committee on Ocean Recreation and Marine Resources (1994-98). His knowledge and leadership are respected throughout the State of Hawaii. Mr. Tarnas has served as a policy advisor to Malaysia, Thailand, Morocco, the Federated States of Micronesia, and countries in East Africa, East Asia and the Middle East on matters of marine resource development. He is currently advising the Government of Madagascar on the development of a national system of marine protected areas. In 1998 Mr. Tarnas became Project Development Leader for the Earl and Doris Bakken Foundation, where he is responsible for developing and leading projects on community health. Mr. Tarnas received his Diplome, 2eme degre in Etudes francaises (French Studies) from the University of Strasbourg, France in 1981, his B.A. in Political Science from Kalamazoo College in 1982, and earned his M.A. in Marine Affairs at the Institute for Marine Studies, University of Washington in 1985.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among our directors or officers.

The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee oversees the actions taken by our independent auditors and reviews our internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans.

DIRECTOR COMPENSATION

Our directors do not receive cash for services they provide as directors. From time to time, certain directors who are not our employees have served as consultants to us for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of our common stock. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 1999.

                                                                               NO. OF
                                                                             SECURITIES
                           YEAR ENDED       SALARY/OTHER                     UNDERLYING
  NAME AND POSITION        OCTOBER 31,      COMPENSATION      STOCK AWARDS     OPTIONS
------------------------ --------------- ------------------- -------------- --------------

Mark E. Huntley, Ph.D.,       1999          $  115,000           $  0         2,000,000
President and Chief           1998          $   67,083(1)        $  0             0
Executive Officer             1997          $        0(1)        $  0             0


Earl S. Fusato,               1999          $  110,000           $  0             0
Chief Financial Officer

David G. Watumull,            1999          $  105,000(2)        $  0             0
Executive Vice President      1998          $  115,000(2)        $  0             0

(1) Dr. Huntley has at all times during 1997, and part of 1998 served as a consultant to us while continuing his employment as a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego. Pursuant to the rules and regulations of the Securities and Exchange Commission, however, Dr. Huntley's position as our President and Chief Executive Officer qualifies him as one of our employees. Notwithstanding this, all compensation paid to Dr. Huntley through April 1, 1998 has been as though he was an independent consultant to us.

(2) Mr. Watumull became an employee and an officer on July 1, 1998. Prior to that date, Mr. Watumull served as a consultant to us. The 1998 compensation amount reflects the total compensation paid to him during fiscal 1998.

OPTION GRANTS IN FISCAL 1999

The following table shows information regarding stock options granted to our executive officers during the fiscal year ended October 31, 1999:

                              NO. OF
                            SECURITIES   % OF TOTAL OPTIONS
                            UNDERLYING       GRANTED TO
                             OPTIONS     EMPLOYEES IN FISCAL    EXERCISE      EXPIRATION
  NAME AND POSITION          GRANTED            YEAR              PRICE          DATE
------------------------ --------------- ------------------- -------------- --------------

Mark E. Huntley, Ph.D.,     2,000,000            66%              $0.50        1/21/2006
President and Chief
Executive Officer


STOCK OPTIONS EXERCISED DURING FISCAL YEAR

None of our executive officers or directors exercised stock options or stock appreciation rights during the fiscal year ended October 31, 1999.

FISCAL YEAR-END OPTION VALUES

The following table shows information regarding the value of unexercised options held by executive officers as of October 31, 1999:

                                    NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED IN-THE-MONEY
                                          UNEXERCISED OPTIONS                               OPTIONS (1)
                                -----------------------------------------     -----------------------------------------
      NAME AND POSITION             EXERCISABLE         UNEXERCISABLE             EXERCISABLE         UNEXERCISABLE
------------------------------- -------------------- --------------------     -------------------   -------------------
Mark E. Huntley, Ph.D.,              2,815,253             849,997                 $428,802                -0-
President and Chief
Executive Officer

David G. Watumull,                     312,000             760,000                  $21,840              $53,200
Executive Vice President

 (1) Value of unexercised options is based on the closing bid price of our common stock on the Nasdaq Electronic Bulletin Board on October 30, 1999 ($0.32) minus the exercise price.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 1999.

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts or change-in-control arrangements with any director or executive officer.

EMPLOYEE BENEFIT PLANS

1997 EMPLOYEE COMPENSATION PACKAGE. In October 1997, the Board of Directors adopted the 1997 Employee Compensation Package. The 1997 Employee Compensation Package provides for employee compensation to consist of three components:

     1)  base salary;

     2) a cash bonus equal to 25% of quarterly salary, payable at the end of each quarter, but only if our performance equals or exceeds certain cost, revenue and achievement targets jointly agreed to by management; and

     3) an annual award of stock options to all employees under the 1996 Stock Option Plan.

1996 STOCK OPTION PLAN. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. A total of 5,000,000 shares of common stock have been reserved for issuance under the 1996 Stock Option Plan, all of which are currently available for grant. The 1996 Stock Option Plan is administered by the Board of Directors, except that with respect to option grants to executive officers, the 1996 Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Options and stock purchase rights granted under the 1996 Stock Option Plan will vest as determined by the relevant administrator, and may accelerate and become fully vested in the event we are acquired if so determined by the relevant administrator. The exercise price of options and stock purchase rights granted under the 1996
Stock Option Plan will be as determined by the relevant administrator, provided the exercise price of incentive stock options is at least equal to the fair market value of our common stock on the date of grant. The Board of Directors may amend or modify the 1996 Stock Option Plan at any time. The
1996 Stock Option Plan will terminate in March 2006, unless terminated earlier by the Board of Directors.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

We have adopted provisions in our Restated Articles of Incorporation that eliminate the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties in certain circumstances, to the fullest extent permitted by law. These provisions authorize us to indemnify directors and officers to the fullest extent permitted by law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Restated Articles of Incorporation provide that we shall indemnify our directors and officers to the fullest extent permitted by Colorado law, including circumstances in which indemnification is otherwise discretionary under Colorado law. We have entered into indemnification agreements with our officers and directors that contain provisions which may be broader than the specific indemnification provisions contained in the Colorado Corporations Code. These indemnification agreements require us, among other things, to indemnify officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature. These same agreements require us to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

At present, there is no pending material litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened material litigation or proceeding which may result in a claim for such indemnification.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of October 31, 1999 for: (1) each entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) our directors and executive officers as a group. To the best of our knowledge, each shareholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                                    PERCENTAGE OF
                                                               NATURE OF                                SHARES
                                                              BENEFICIAL      NUMBER OF SHARES       BENEFICIALLY
DIRECTORS AND OFFICERS (1)                                     OWNERSHIP     BENEFICIALLY OWNED       OWNED (1)
-----------------------------------------------------       --------------   ------------------   -------------------
Mark E. Huntley, Ph.D.(2)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct             6,866,519             7.6%



                                                                                                    PERCENTAGE OF
                                                               NATURE OF                                SHARES
                                                              BENEFICIAL      NUMBER OF SHARES       BENEFICIALLY
DIRECTORS AND OFFICERS (1)                                     OWNERSHIP     BENEFICIALLY OWNED       OWNED (1)
-----------------------------------------------------       --------------   ------------------   -------------------
Earl S. Fusato (3)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct            10,731,727            11.9%

Pearn P. Niiler, Ph.D. (4)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct             2,654,735             3.0%

Edward E. David, Sc.D. (5)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct               150,000              *

David Watumull (6)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct               612,000              *

Martin Guerin (7)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct               147,605              *

David Tarnas
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................             --                     --              --

All directors and executive officers as a group
   (7 persons) (8)....................................                            21,162,586            22.1%



5% SHAREHOLDERS
-----------------------------------------------------------
Jean Sawyer Weaver Trust, Jean S. Weaver, Trustee (9)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct             7,541,223             8.6%

Gregory F. Kowal (10)
900 Fort  Street, #950
Honolulu, Hawaii 96822................................          Direct            10,291,199            11.6%

Lance S. & Elaine Nakamura (11)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct             6,074,384             6.5%

*        Less than one percent

(1) Applicable percentage of beneficial ownership is based on 87,060,501 shares outstanding as of October 31, 1999. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after October 31, 1999 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.
(2) Includes options to purchase 1,665,250 shares of common stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum that are exercisable within 60 days of October 31, 1999. Also includes options to purchase 1,183,333 shares at an exercise price of $0.50 per share that are exercisable within 60 days of October 31, 1999.
(3) Includes options to purchase 875,000 shares and 1,000,000 shares of common stock at an exercise price of $0.36 and $1.00 per share, respectively, that are exercisable within 60 days of October 31, 1999 and warrants to acquire 115,384 and 1,138,713 shares of common stock at $1.00 and $0.50 per share, respectively, that are immediately exercisable.
(4) Includes options to purchase 1,291,050 shares of common stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum that are exercisable within 60 days of October 31, 1999. Also includes options to purchase 628,333 shares at an exercise price of $0.50 per share that are exercisable within 60 days of October 31, 1999.
(5) Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 that are immediately exercisable.
(6) Includes options to purchase 612,000 shares at an exercise price of $0.25 per share that are immediately exercisable.
(7) Includes warrants to acquire 15,000 shares of common stock at $0.50 per share that are immediately exercisable. Also includes options to purchase 21,667 shares at an exercise price of $0.25 per share that are exercisable within 60 days of October 31, 1999.
(8)      See notes 2-7 above.
(9) Includes warrants to acquire 1,100,000 shares of common stock at $0.50 per share that are immediately exercisable.
(10) Includes warrants to acquire 476,190, 650,000 and 750,000 shares of common stock at $1.00, $0.50 and $0.40 per share, respectively, that are immediately exercisable.
(11) Includes warrants to acquire 261,363 and 750,000 shares of common stock at $1.00 and $0.50 per share, respectively, that are immediately exercisable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from June 1997 to October 31, 1999, we raised $6,139,800 through the private placement of convertible notes. These convertible notes bear interest at 10 percent per annum, have a term of one year and are convertible into shares of common stock. Upon conversion of the notes, each note holder will receive warrants to purchase 1,000 shares of common stock for each $1,000 aggregate principal amount of convertible notes purchased. Earl S. Fusato, our Chief Financial Officer, Secretary and a member of our Board of Directors, and his wife, Mae Fusato, as Trustee of the Mae H. Fusato Revocable Trust, participated in the private placement and purchased $2,030,000 worth of the notes. In addition, Lance S. and Elaine Nakamura, and Gregory Kowal, the beneficial owners of over 5% of our common stock, purchased $750,000 and $150,000 worth of notes, respectively.

During the year ended October 31, 1999, Gregory Kowal purchased 5,000,000 shares of our common stock at $0.15 per share. In connection with the purchase Mr. Kowal received 750,000 warrants with an exercise price of $0.40 per share.

In July 1998, we entered into a loan agreement with David Watumull, our Executive Vice-President of Strategic Development and Corporate Finance. Under the terms of the loan agreement and the related promissory note, we loaned Mr. Watumull $50,000, plus $3,500 per month and interest payments during the life of the loan. The promissory note has an interest rate of 9 percent per annum and is secured by Mr. Watumull's common stock options.

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


4.3++    Form of 1998 Convertible Note


4.4++    Form of 1998 Warrant


4.5++    Form of 1998 Note and Warrant Purchase Agreement


10.2# Stock Subscription Agreement between Cultor Ltd. And the Company dated May 14, 1996

10.3+ The Amended Keahole Pointe Facilities Use Agreement dated August 22, 1996 by and between the Natural Energy Laboratory of Hawaii Authority and the Company

10.4$    Letter of Intent between C. Brewer and Company Limited and the
         Company

10.5## Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated June 14, 1999

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

$ Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 1996.

++ Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed October 28, 1998.

## Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed November 9, 1999.

REPORTS ON FORM 8-K

No reports were filed during the last quarter of the year ended October 31, 1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on January 28, 2000, on its behalf by the undersigned, thereunto duly authorized.

                                           AQUASEARCH, INC.

                                           By  /s/ MARK E. HUNTLEY
                                               --------------------------------
                                               Mark E. Huntley, Ph.D.
                                               Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  Signature                                          Date
/s/ MARK E. HUNTLEY                                            January 28, 2000
--------------------------------------------
Mark E. Huntley, Ph.D.
Director, President, CEO & Chairman of the Board of Directors


/s/ PEARN P. NIILER                                            January 28, 2000
--------------------------------------------
Pearn P. Niiler, Ph.D.
Director


/s/ EARL S. FUSATO                                            January 28, 2000
--------------------------------------------
Earl S. Fusato
Director, Chief Financial Officer


/s/ EDWARD E. DAVID                                            January 28, 2000
--------------------------------------------
Edward E. David, Ph.D.
Director


/s/ DAVID TARNAS                                               January 28, 2000
--------------------------------------------
David Tarnas
Director

                                          86

                              FINANCIAL STATEMENTS

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    Contents

Report of Independent Auditors.................................................................F-2

Audited Financial Statements:

Balance Sheets as of October 31, 1999, 1998 and 1997...........................................F-3

Statements of Loss and Accumulated Deficit from Inception to October 31, 1999 and for the Years Ended October 31, 1999,
   1998 and 1997...............................................................................F-4

Statements of Cash Flows from Inception to October 31, 1999
   and for the Years Ended October 31, 1999, 1998 and 1997.....................................F-5

Statements of Stockholders' Equity (Deficit) from Inception to
   October 31, 1999............................................................................F-6

Notes to Financial Statements.................................................................F-10

                                       F-1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aquasearch, Inc.

We have audited the accompanying balance sheets of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1999, 1998 and 1997, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from inception to October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of and for the period from inception to October 31, 1995, were audited by other auditors whose report dated December 2, 1995 except for Note 5 dated January 26, 1996, and Note 8 dated April 6, 1997, expressed an unqualified opinion on those statements. The financial statements for the period from inception to October 31, 1995 include no revenues and a net loss of $1,650,786. Our opinion on the statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the period from inception to October 31, 1999, insofar as it relates to amounts for prior periods through October 31, 1995, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and the period from inception to October 31, 1999, in conformity with accounting principles generally accepted in the United States.

As disclosed in Note 4 to the financial statements, the Company has restated its 1998 and 1997 financial statements to recognize the discount associated with the issuance of notes convertible to common stock at a discount to the market price of the stocks.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 1999 raise substantial doubt about its ability to continue as a going concern. The October 31, 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ Ernst & Young LLP

Honolulu, Hawaii
January 27, 2000

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                           October 31
                                                    ---------------------------------------------------------
                                                                              1998              1997
                                                                         (as restated)      (as restated)
                                                           1999             (NOTE 4)          (NOTE 4)
                                                    ---------------------------------------------------------
Assets
Current assets:

   Cash                                               $         90,522   $        151,473  $         47,006
   Accounts receivable                                          24,300                  -             1,219
   Prepaid expenses                                             11,507             48,703            24,439
   Refundable deposits                                           3,053              3,081             4,570
                                                    ---------------------------------------------------------
Total current assets                                           129,382            203,257            77,234

Note receivable from officer (NOTE 5 )                          50,000             50,000                 -
Plant and equipment:
   Plant                                                     2,795,258          2,519,044           738,889
   Equipment                                                 1,060,348            167,203           173,052
   Less accumulated depreciation                              (413,244)          (201,292)         (104,894)
                                                    ---------------------------------------------------------
Net plant and equipment                                      3,442,362          2,484,955           807,047
                                                    ---------------------------------------------------------
Total assets                                          $      3,621,744   $      2,738,212  $        884,281
                                                    =========================================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                   $      1,136,795   $      1,099,829  $        461,344
   Notes payable (NOTE 4)                                      170,000            300,000           200,000
   Notes payable to officer (NOTE 4 )                        1,830,000            265,000           360,000
                                                    ---------------------------------------------------------
Total current liabilities                                    3,136,795          1,664,829         1,021,344

Stockholders' equity (deficit):
   Preferred stock (5,000,000 shares authorized)
     (NOTE 1)                                                        -                  -                 -
   Common stock ($0.0001 par value, 100,000,000
     shares authorized, 87,060,501, 68,564,013 and
     47,819,881 shares outstanding at October 31,
     1999, 1998 and 1997, respectively) (NOTE 10 )               9,829              7,979             5,904
   Additional paid-in capital                               12,262,839          8,784,120         4,798,294
   Notes receivable (NOTE 3)                                   (58,133)           (59,696)          (30,516)
   Deficit accumulated during the development stage        (11,729,586)        (7,659,020)       (4,910,745)
                                                    ---------------------------------------------------------
Total stockholders' equity (deficit)                           484,949          1,073,383          (137,063)
                                                    ---------------------------------------------------------

Total liabilities and stockholders' equity (deficit)  $      3,621,744`  $      2,738,212  $        884,281
                                                    =========================================================

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                              From inception               For the years ended October 31,
                                              to October 31,   ---------------------------------------------------------
                                                   1999               1999               1998              1997
                                                                                    (as restated)      (as restated)
                                                                                       (NOTE 4)           (NOTE 4)
                                           ----------------------------------------------------------------------------
Operations

Sales                                        $        11,077    $             -    $             -   $         1,077
Cost of sales                                         23,464                  -                  -             2,238
                                           ----------------------------------------------------------------------------
Gross loss from operations                           (12,387)                 -                  -            (1,161)
Research and development costs                     4,783,018          1,695,448          1,166,766           793,770
General and administrative expenses                5,441,995          1,772,627            964,120         1,072,051
                                           ----------------------------------------------------------------------------
Loss from operations                             (10,237,400)        (3,468,075)        (2,130,886)       (1,866,982)

Other income (expense)

Interest                                          (1,374,215)          (653,172)          (617,037)          (94,359)
Other                                                 43,627             50,681               (352)             (686)
Investment in joint venture                         (147,096)                 -                  -                 -
                                           ----------------------------------------------------------------------------
Total other income (expense)                      (1,477,684)          (602,491)          (617,389)          (95,045)
                                           ----------------------------------------------------------------------------
Loss before income taxes and extraordinary
  item                                           (11,715,084)        (4,070,566)        (2,748,275)       (1,962,027)
Extraordinary item - loss on write down of
  assets to liquidation basis                        (14,502)                 -                  -                 -
                                           ----------------------------------------------------------------------------
Net loss                                     $   (11,729,586)   $    (4,070,566)   $    (2,748,275)  $    (1,962,027)
                                           ============================================================================

Loss per share                               $         (0.39)   $         (0.05)   $         (0.05)  $         (0.04)
                                           ----------------------------------------------------------------------------
Weighted average shares outstanding               29,987,669         76,375,752         52,697,095        44,646,653
                                           ============================================================================

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                              From inception
                                              to October 31,                For the years ended October 31,
                                                    1999               1999              1998              1997
                                                                                    (as restated)      (as restated)
                                                                                       (NOTE 4)          (NOTE 4)
                                            ----------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                      $   (11,729,586)   $    (4,070,566)   $    (2,748,275)  $    (1,962,027)
Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                      413,244            241,881             96,398            69,018
    Expenses paid with common stock                   955,139             41,981            157,839           311,154
    Discount on convertible notes payable
       (NOTE 4)                                     1,083,494            488,788            495,882            98,824
    Changes in:
       Other current assets                           (14,560)            37,224            (22,775)          (20,330)
       Receivables                                    (24,300)           (24,300)             1,219               714
       Accounts payable                             1,136,795             36,966            638,485           (19,821)
       Deposits held                                        -                  -                  -          (460,980)
                                            ----------------------------------------------------------------------------
Cash used in operating activities                  (8,179,774)        (3,248,026)        (1,381,227)       (1,983,448)

Cash flows used in investing activities:
Purchases of fixed assets                          (3,855,606)        (1,199,288)        (1,774,306)         (166,883)
                                            ----------------------------------------------------------------------------
Cash used in investing activities                  (3,855,606)        (1,199,288)        (1,774,306)         (166,883)

Cash flows from financing activities:
Cash released from escrow                                   -                  -                  -           460,980
Decrease (increase) in notes receivable               (48,437)             1,563            (50,000)                -
Proceeds from issuance of common stock              5,441,458            750,000            500,000         1,289,613
Proceeds from notes payable                         7,004,800          3,634,800          2,810,000           425,000
Offering costs                                       (271,919)                 -                  -          (165,422)
                                            ----------------------------------------------------------------------------
Cash provided by financing activities              12,125,902          4,386,363          3,260,000         2,010,171
                                            ----------------------------------------------------------------------------

Net increase (decrease) in cash                        90,522            (60,951)           104,467          (140,160)
Cash, beginning of the period                               -            151,473             47,006           187,166
                                            ----------------------------------------------------------------------------
Cash, end of the period                       $        90,522    $        90,522    $       151,473   $        47,006
                                            ============================================================================

Supplemental disclosure of cash
   flow information:

       Non-cash financing transactions:

          Conversion of convertible notes
               payable to common stock        $     5,004,800    $     2,199,800    $     2,805,000   $             -

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       FROM INCEPTION TO OCTOBER 31, 1999

                                                                              Common Stock
                                    ---------------------------------------------------------------------------------------------
                                                                     Additional                                       Total
                                                                      Paid-in           Notes     Accumulated   Stockholders'
                                    Number of Shares   Amount         Capital         Receivable    Deficit   Equity (Deficit)
                                    ---------------------------------------------------------------------------------------------
Issue of stock                            20,000,000  $  2,000   $      72,730   $           -   $            -  $       74,730
Loss from inception to October 31,
   1988                                            -         -               -               -         (101,984)       (101,984)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1988                 20,000,000     2,000          72,730               -         (101,984)        (27,254)
Sale of stock and A warrants
   ($0.05 per unit)                        4,000,000       400         166,291               -                -         166,691
Shares reacquired at no cost             (11,198,838)        -               -               -                -               -
Exercise of A warrants
   ($0.12 per share)                         556,000        56          66,664               -                -          66,720
Loss for the year ended October 31,
   1989                                            -         -               -               -         (183,333)       (183,333)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1989                 13,357,162     2,456         305,685               -         (285,317)         22,824
Sale of stock ($0.07 per share)              140,000        14           9,786               -                -           9,800
Stock issued for services
   ($0.05 per share)                         300,000        30          13,515               -                -          13,545
Exercise of A warrants
   ($0.12 per share)                       2,792,000       279         328,540               -                -         328,819
Loss for the year ended October 31,
   1990                                            -         -               -               -         (163,839)       (163,839)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1990                 16,589,162     2,779         657,526               -         (449,156)        211,149
Sale of stock ($0.04 per share)              125,000        13           5,987               -                -           6,000
Stock issued in consideration for
   loans ($0.04 per share)                   290,000        29          11,571               -                -          11,600
Loss for the year ended October 31,
   1991                                            -         -               -               -         (251,401)       (251,401)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1991                 17,004,162     2,821         675,084               -         (700,557)        (22,652)
Sale of stock ($0.15 per share)               20,000         2           2,998               -                -           3,000
Stock issued for services
   ($0.0001 to $0.04 per share)              453,500        45           6,134               -                -           6,179

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                              Common Stock
                                    ---------------------------------------------------------------------------------------------
                                                                     Additional                                       Total
                                                                      Paid-in           Notes     Accumulated   Stockholders'
                                    Number of Shares   Amount         Capital         Receivable    Deficit   Equity (Deficit)
                                    ---------------------------------------------------------------------------------------------
Loss for the year ended October 31,
   1992                                            -  $       -   $           -   $           -   $     (81,128)  $     (81,128)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1992                 17,477,662      2,868         684,216               -        (781,685)        (94,601)
Sale of stock ($0.08 per share)            3,175,000        318         244,071               -               -         244,389
Stock issued for services
   ($0.08 per share)                         673,751         68          54,083               -               -          54,151
Conversion of notes and advances
   for stock
   ($0.08 per share)                         861,900         87          69,315               -               -          69,402
Loss for the year ended October 31,
   1993                                            -          -               -               -        (142,198)       (142,198)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1993                 22,188,313      3,341       1,051,685               -        (923,883)        131,143
Sale of stock ($0.03 per share)              250,000         25           7,475               -               -           7,500
Stock issued for services
   ($0.08 per share)                       1,025,000        101          81,900               -               -          82,001
Loss for the year ended October 31,
   1994                                            -          -               -               -        (240,090)       (240,090)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1994                 23,463,313      3,467       1,141,060               -      (1,163,973)        (19,446)
Sale of stock
   ($0.0625 to $0.10 per share)            7,622,500        762         550,883               -               -         551,645
Stock issued for services
   ($0.0625 to $0.10 per share)              177,875         18          12,974               -               -          12,992
Reissue stock previously canceled
   at no cost                              1,320,000        132           (132)               -               -               -
Loss for the year ended October 31,
   1995                                            -          -               -               -        (288,813)       (288,813)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1995, as
   previously reported                    32,583,688      4,379       1,704,785               -      (1,452,786)        256,378

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                              Common Stock
                                    ---------------------------------------------------------------------------------------------
                                                                       Additional                                      Total
                                                                        Paid-in          Notes        Accumulated  Stockholders'
                                    Number of Shares     Amount         Capital        Receivable       Deficit   Equity (Deficit)
                                    ---------------------------------------------------------------------------------------------
Correction of reissuance of stock
   previously canceled (NOTE 8)                    -  $       -   $     198,000   $           -   $    (198,000)  $           -
                                    ---------------------------------------------------------------------------------------------
Balance, October 31, 1995, as
   restated                               32,583,688      4,379       1,902,785               -      (1,650,786)        256,378
Sale of stock
   ($0.125 to $0.50 per share)             7,901,643        791       1,268,758               -               -       1,269,549
Stock issued for services
   ($0.125 to $0.62 per share)               344,000         34          62,766               -               -          62,800
Loss for the year ended October 31,
   1996                                            -          -               -               -      (1,297,932)     (1,297,932)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1996                 40,829,331      5,204       3,234,309               -      (2,948,718)        290,795
Sale of stock
   ($0.21 to $0.44 per share)              5,095,727        510       1,123,681               -               -       1,124,191
Stock issued for services
   ($0.17 to $0.892 per share)               103,138         11          35,336               -               -          35,347
Exercise of options for stock
   ($0.0625 per share) (NOTE 3)              488,250         49          30,467         (30,516)              -               -
Penalty shares
   ($0.2116 per share) (NOTE 2)            1,303,435        130         275,677               -               -         275,807
Discount on convertible notes
   payable (NOTE 4)                                -          -          98,824               -               -          98,824
Loss for the year ended October 31,
   1997                                            -          -               -               -      (1,962,027)     (1,962,027)
                                    ---------------------------------------------------------------------------------------------
Balance, October 31, 1997
   (as restated) (NOTE 4)                 47,819,881      5,904       4,798,294         (30,516)     (4,910,745)       (137,063)
Sale of stock
   ($0.156 per share)                      3,205,128        321         499,679               -               -         500,000
Issuance of stock on conversion
   of convertible notes payable
   ($0.16 to $0.19 per share)             16,870,520      1,687       2,915,274               -               -       2,916,961


SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                              Common Stock
                                    ---------------------------------------------------------------------------------------------
                                                                       Additional                                     Total
                                                                        Paid-in          Notes        Accumulated  Stockholders'
                                    Number of Shares     Amount         Capital        Receivable       Deficit  Equity (Deficit)
                                    ---------------------------------------------------------------------------------------------
Stock issued for services
   ($0.22 to $0.25 per share)              201,622   $     20  $      45,858   $           -    $           -    $      45,878
Exercise of options for stock
   ($0.0625 per share) (NOTE 3)            466,862         47         29,133         (29,180)                -               -
Discount on convertible notes
   payable (NOTE 4)                              -          -        495,882               -                 -         495,882
Loss for the year ended
   October 31,1998                               -          -              -               -        (2,748,275)     (2,748,275)
                                    ---------------------------------------------------------------------------------------------

Balance, October 31, 1998
   (as restated) (NOTE 4)               68,564,013      7,979      8,784,120          (59,696)      (7,659,020)      1,073,383
Issuance of stock on conversion
   of convertible notes payable
   ($0.14 to $0.26 per share)           13,496,488      1,350      2,240,431                -                -       2,241,781
Sale of stock
   ($0.15 per share)                     5,000,000        500        749,500                -                -         750,000
Payment on notes receivable
   issued upon exercise of
   common stock options                          -          -              -           1,563                 -           1,563
Discount on convertible notes
   payable (NOTE 4)                              -          -        488,788                -                -         488,788
Loss for the year ended
   October 31,1999                               -          -              -                -       (4,070,566)     (4,070,566)
                                    ---------------------------------------------------------------------------------------------
Balance, October 31, 1999               87,060,501   $  9,829  $  12,262,839   $      (58,133)  $  (11,729,586)  $     484,949
                                    ---------------------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                         OCTOBER 31, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Aquasearch, Inc. (Aquasearch), a Colorado corporation founded in February 1988, is a development stage company that develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology known as the Aquasearch Growth Module. The Company's operations are located in Kailua-Kona, Hawaii.

Microalgae are a diverse group of over 30,000 species of microscopic plants that have a wide range of physiological and biochemical characteristics. Many of these are known to contain valuable substances that have existing and potential commercial applications in such fields as animal and human nutrition, food colorings, cosmetics, diagnostic products, pharmaceuticals, research grade chemicals, pigments and dyes. Microalgae grow ten times faster than the fastest growing land-based crops and represent a largely unexploited and renewable natural resource with a biodiversity comparable to that of land-based plants.

Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from a freshwater microalgae. Currently, the primary market for astaxanthin is in animal feeds. During the next year, the Company plans on initiating sales of astaxanthin as a human dietary supplement or nutraceutical. In June 1999 the Company completed the expansion of its research and development facility to include a three-acre production and processing plant. During the four months ended October 31, 1999 the Company began selling small amounts of astaxanthin in the animal feeds market.

Because no significant sales have occurred and because the Company has devoted most of its efforts since inception to research and development, the Company is considered to be in the development stage.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception totaling approximately $11.7 million. At October 31, 1999, the Company had a working capital deficit of approximately $3 million. During the year ended October 31, 1999, the Company sold additional shares of stock through the issuance of convertible notes, which were sufficient to fund its immediate operating financial needs.

The Company currently projects that it will require approximately $3 million in operating capital in fiscal 2000, before any planned capital expenditures. The Company is presently pursuing additional sources of capital in order to finance its operations in fiscal 2000. These capital sources include equity and debt financing, product sales, license agreements, and government contracts and grants.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The Company's continued existence is dependent upon its ability to obtain working capital and long-term financing to meet its obligations on a timely basis and to fund expansion of its production facilities and continued research and development of new microalgae products. The Company is presently unable to reasonably determine the likelihood of obtaining such financing. In addition, the failure of the Company to successfully produce microalgae on a commercial scale, the inability to protect or enforce its intellectual property rights, or the loss of any existing or potential corporate partner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 1999.

STOCK ISSUED FOR SERVICES

Stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

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

LOSS PER SHARE

Loss per share was based on the weighted average common shares outstanding during the period. Common shares issuable upon exercise of outstanding warrants, options and convertible notes payable have not been included in the computation of loss per share as their effect would be anti-dilutive.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, notes receivable and accounts payable, are deemed to approximate fair value due to their short-term nature. The carrying amounts of the Company's notes payable approximate their fair value due to their short-term nature.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2. COMMON STOCK AND COMMON STOCK WARRANTS

On January 12, 1989, the Company sold to the public 4,000,000 shares of its $0.0001 par value common stock. The shares were sold as part of a unit for $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant ("A" warrant). The "A" warrant entitled the holder thereof to purchase one additional share of common stock and one common stock purchase

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

warrant ("B" warrant) for $0.12 per share. Each "B" warrant entitled the holder to purchase one additional share of common stock for $1.00. The offering netted $166,691 to the Company on the date of closing.

During the years ended October 31, 1989 and 1990, 3,348,000 "A" warrants were exercised at $0.12 per share which netted the Company $395,539. All remaining "A" warrants have been canceled. The 3,348,000 "B" warrants expired on September 15, 1996.

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

In October 1997, the Company issued 1,303,435 shares of Common Stock to the Unit Investors as compensation for the failure by the Company to cause the registration statement of the shares purchased in the Unit Offering to be declared effective by the Securities and Exchange Commission on or before May 29, 1997. The registration statement was declared effective on November 12, 1997. The shares have been reflected as issued and outstanding as of October 31, 1997 and the related expense of $275,807 is reflected in general and administrative expenses for the year ended October 31, 1997.

In November 1996, the Company executed a letter of intent with C. Brewer and Company, Limited (C. Brewer) with respect to the acquisition of between 80 and 90 acres of property on the Big Island of Hawaii valued at between $900,000 and $1,000,000 in exchange for C. Brewer's acquisition of approximately 6% of the outstanding common stock of the Company. In connection with this transaction, C. Brewer would acquire a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.25 per share. This transaction has not been consummated as of October 31, 1999.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

Shares of common stock issuable upon exercise of outstanding warrants, options and convertible notes payable as of October 31, 1999 are as follows:

      Stock options granted to current and former directors, executive
        officers, employees and consultants (Note 3)                         13,776,238
      Warrants outstanding:
        @ $0.21                                                                  25,974
        @ $0.40                                                                 750,000
        @ $0.50                                                               5,646,513
        @ $1.00                                                               5,347,244
      Shares issuable upon conversion of outstanding convertible notes
        payable                                                               7,046,689
      Warrants (@ $0.50) issuable upon conversion of outstanding
        convertible notes payable (Note 4)                                    1,135,000
                                                                           -------------
                                                                             33,727,658
                                                                           =============

3. COMMON STOCK OPTIONS

In August 1995, the Company granted nonstatutory stock options, exercisable immediately, to five individuals to purchase a total of 150,000 shares of the Company's common stock at an exercise price of $0.0625 per share. In addition, the Company also granted stock options to four individuals to purchase a total of 5,627,462 shares at an exercise price of $0.0625 per share. The Company also granted stock options to three individuals which became exercisable in July 1996 to purchase a total of 180,000 shares at an exercise price of $0.62 per share. The options have a term of seven years.

In March 1996, the Company's Board of Directors approved a stock option plan which provides for the granting of nonstatutory stock options to employees and consultants of the Company. A total of 5,000,000 shares of the Company's common stock has been reserved for issuance under the plan. Terms of awards under the plan including vesting requirements, exercise prices and expiration dates are determined at the discretion of the Board of Directors. The plan terminates in March 2006.

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

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. COMMON STOCK OPTIONS (CONTINUED)

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

In August 1997, the Company granted a nonstatutory stock option to a consultant who subsequently became an officer for a total of 1,072,000 shares of the Company's common stock at an exercise price of $0.25 per share. The option was immediately exercisable with respect to 112,000 shares. The remainder becomes exercisable in 2002 through 2004 or upon the achievement of certain agreed on milestones, if earlier. The option has a term of seven years.

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

In November 1998, the Company granted nonstatutory stock options to 15 employees for a total of 663,716 shares of the Company's common stock at an exercise price of $0.20 per share. The options vest over a period of five years and have a term of ten years.

During the year ended October 31, 1999, the Company granted nonstatutory stock options to an officer and director for a total of 3,200,000 shares of the Company's common stock at an exercise price of $0.50 per share. The options vest over periods of three and five years and have a term of seven years. In addition, the Company granted nonstatutory stock options to an officer and employee for a total of

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. COMMON STOCK OPTIONS (CONTINUED)

350,000 shares of the Company's common stock at exercise prices of $0.22 and $0.28 per share. The options vest over a period of five years and have a term of nine years.

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

Stock options issued to non-employees for services were at exercise prices at or above market at the dates of grant and the Company believes the fair value of these options were not material to the financial statements.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  1999         1998        1997
                                            --------------------------------------
      Risk-free interest rate                       6%           6%          6%
      Expected dividend yield                       0%           0%          0%
      Expected life                            5 years      5 years      5 years
      Expected volatility                         0.47         0.58         0.63


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

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. COMMON STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1999           1998           1997
                                          ---------------------------------------------
       Net loss:
          As reported                       $  4,070,566   $  2,748,275   $  1,962,027
          Pro forma                         $  4,217,830   $  2,855,215   $  2,214,068
       Loss per share:
          As reported                       $       0.05   $       0.05   $       0.04
          Pro forma                         $       0.06   $       0.05   $       0.05

A summary of the Company's stock option activity, and related information for the years ended October 31, 1999, 1998 and 1997 follows:

                                           1999                       1998                     1997
                                 --------------------------  ------------------------ -----------------------
                                               Wtd-Avg                    Wtd-Avg                  Wtd-Avg
                                               Ex Price                   Ex Price                 Ex Price
                                    Options                     Options                  Options
                                 --------------------------  ------------------------ -----------------------
Outstanding, beginning of year     9,883,751   $  0.27         9,970,263   $ 0.26       6,357,462   $ 0.11
Granted                            4,213,716      0.43           460,350     0.25       4,298,817     0.47
Exercised                                  -         -          (466,862)    0.06        (488,250)    0.06
Forfeited                           (321,229)     0.24           (80,000)    0.25        (197,766)    0.26
                                 -------------                ------------            -------------
Outstanding, end of year          13,776,238   $  0.32         9,883,751   $ 0.27       9,970,263   $ 0.26
                                 ==============               ============            =============

Exercisable, end of year           9,849,858   $  0.31         7,313,000   $ 0.22       7,191,000   $ 0.20


Common stock options of 466,862 and 463,250 exercised during the years ended October 31, 1998 and 1997, respectively, were in exchange for three-year notes receivable bearing interest at 5 percent per annum. The note balances of $58,133, $59,696 and $30,516 at October 31, 1999, 1998 and 1997, respectively, are presented in stockholders' equity (deficit).

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. COMMON STOCK OPTIONS (CONTINUED)

Weighted-average exercise prices and fair values of options issued during the years ended October 31, 1999, 1998 and 1997 with exercise prices which equaled or exceeded the market prices of the Company's stock on the grant date follows:

                                   1999                        1998                        1997
                       ---------------------------  --------------------------- ----------------------------
                                   Weighted-Ave.               Weighted-Ave.                Weighted-Ave.
                                 -----------------          ------------------            ----------------
                                   Ex.     Fair                Ex.     Fair                 Ex.     Fair
                        Options   Price   Value      Options   Price   Value     Options   Price   Value
                       ---------------------------  --------------------------- ----------------------------
Options whose
  exercise price
  equaled the
  market price of
  the stock on the
  grant date            250,000   $ 0.28  $ 0.25          -     $  -     $  -    2,081,817   $  0.33  $ 0.20
Options whose
  exercise price
  exceeded the
  market price of
  the stock on the
  grant date            3,963,716   0.44    0.05      460,350    0.25    0.12    2,217,000      0.59    0.07
                        ---------                     -------                    ---------
Options issued
  during the year       4,213,716                     460,350                    4,298,817
                        =========                     =======                    =========

The following summarizes information about the Company's stock options outstanding at October 31, 1999:

                                    Options Outstanding                          Options Exercisable
                      -------------------------------------------------  -------------------------------------
                                           Wtd-Ave
                                          Remaining        Wtd-Ave                                Wtd-Ave
  Range of Exercise                      Contractual       Exercise                               Exercise
        Prices             Number           Life            Price         Number                   Price
 ----------------------------------------------------------------------  -------------------------------------
 $0.06 to $0.22           5,365,728       3.7 years        $  0.08        4,927,026             $   0.07
 $0.25 to $0.36           3,675,510          6.7              0.30        1,557,829                 0.31
 $0.50 to $1.00           4,735,000          6.2              0.61        3,365,003                 0.66
                      -----------------                                  ------------------
                         13,776,238                                       9,849,858
                      =================                                  ==================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. NOTES PAYABLE

Notes payable consisted of the following as of October 31:

                                                              1999                1998               1997
                                                        ------------------ ------------------- ------------------
     One-year convertible notes, unsecured, bearing
       interest at 10% per annum payable at the earlier
       of conversion or maturity                          $     130,000      $     300,000      $     200,000

     60 day short-term bridge financing note,
       unsecured, bearing interest at 10% per annum
       payable at maturity                                       40,000                  -                  -
                                                        ------------------ ------------------- ------------------
     Total notes payable                                  $     170,000      $     300,000      $     200,000
                                                        ================== =================== ==================

     One-year convertible notes payable to an officer
       of the Company, unsecured, bearing interest at
       10% per annum payable at the earlier of
       conversion or maturity                             $   1,005,000      $     265,000      $     360,000

     One-year notes payable to an officer of the
       Company, unsecured, bearing interest at 10% per
       annum payable at maturity                                825,000                  -                  -
                                                        ------------------ ------------------- ------------------
     Total notes payable to officer                       $   1,830,000      $     265,000      $     360,000
                                                        ================== =================== ==================


Interest expense incurred on the above notes totaled approximately $160,000, $120,000 and $12,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

During the period from June 1997 to October 31, 1999 the Company issued a total of approximately $6.1 million in principal amount of convertible notes to "accredited investors" in private placements. The principal and any accrued interest are convertible for a period of six months from the date of the note into shares of the Company's common stock at a 15% discount to the market price of the stock on the issuance date of the note. The convertible notes also provide for the holders to receive warrants to purchase shares of common stock at $0.50 per share in a total amount equal to the dollar amount of the note upon conversion or 40% of the dollar amount of the note if not converted.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4. NOTES PAYABLE (CONTINUED)

The following summarizes convertible notes payable transactions during the three years ended October 31, 1999:

                                                                                       Upon Conversion
                                                           Principal      --------------------------------------
                                                           Amount of            Number of         Number of
                                                             Notes            Shares Issued       Warrants
                                                       ------------------ --------------------------------------
    Balance at October 31, 1996                          $           -
    Convertible notes sold                                     200,000
                                                       ------------------
    Balance at October 31, 1997                                200,000
    Convertible notes sold                                   2,145,000
    Notes converted                                         (2,045,000)         12,049,180          2,045,000
                                                       ------------------
    Balance at October 31, 1998                                300,000
    Convertible notes sold                                   1,764,800
    Notes converted                                         (1,934,800)         11,859,290          1,934,800
                                                       ------------------
    Balance at October 31, 1999                          $     130,000
                                                       ==================

The following summarizes convertible notes payable to officer transactions during the three years ended October 31, 1999:

                                                                                       Upon Conversion
                                                           Principal      --------------------------------------
                                                           Amount of            Number of         Number of
                                                             Notes            Shares Issued       Warrants
                                                       ------------------ --------------------------------------
     Balance at October 31, 1996                         $             -
     Convertible notes sold                                      360,000
                                                       -------------------
     Balance at October 31, 1997                                 360,000
     Convertible notes sold                                      665,000
     Notes converted                                            (760,000)         4,821,340       760,000
                                                       -------------------
     Balance at October 31, 1998                                 265,000
     Convertible notes sold                                    1,005,000
     Notes converted                                            (265,000)         1,637,198       265,000
                                                       -------------------
     Balance at October 31, 1999                         $     1,005,000
                                                       ===================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. NOTES PAYABLE (CONTINUED)

The Company has restated its financial statements for the years ended October 31, 1998 and 1997 to recognize the discount and related expense resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during those years. The impact of the aforementioned on the Company's financial statements for the years ended October 31, 1998 and 1997 was as follows:

                                                  October 31, 1998                    October 31, 1997
                                         ----------------------------------- -----------------------------------
                                          As originally                       As originally
                                            reported         As restated        reported         As restated
                                         ----------------- ----------------- ----------------- -----------------
   Balance sheet:

     Additional paid-in capital            $   8,189,414     $  8,784,120      $   4,699,470     $  4,798,294
     Deficit accumulated during the
      development stage                       (7,064,314)      (7,659,020)        (4,811,921)      (4,910,745)
   Statement of loss and accumulated
     deficit:
     Interest income (expense)                  (121,155)        (617,037)             4,465          (94,359)
     Net loss                                 (2,252,393)      (2,748,275)        (1,863,203)      (1,962,027)
     Loss per share                                (0.04)           (0.05)             (0.04)           (0.04)

5. RELATED PARTY TRANSACTIONS

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

The Company has also issued restricted stock for services to various officers, directors and members of the Scientific Advisory Board as follows:

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. RELATED PARTY TRANSACTIONS (CONTINUED)

                                     Number of
                      Year            Shares           Value
                 ---------------- ---------------- ----------------
                      1998            234,000         $   58,500
                      1997            103,138         $   39,016
                      1996             40,000         $    5,000

In July 1998, the Company entered into a loan agreement with one of its officers. Under the terms of the agreement, the Company loaned the officer $50,000 at an interest rate of 9% per annum due in three years. The loan is secured by the officer's common stock options.

6. INCOME TAXES

Since its formation the Company has incurred net operating losses. As of October 31, 1999, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $9.5 million. The net operating loss carryforward for tax reporting purposes expires in the years from 1999 to 2019. The Company also has a research credit carryover approximating $200,000 which expires between the years 2003 and 2019.

No deferred tax benefit or liability has been recorded for temporary differences between book and tax reporting due to the uncertainty of any eventual recovery or payment.

7. INVESTMENT IN OCEANCOLOR, INC.

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

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. CORRECTION OF ACCOUNTING FOR REISSUANCE OF STOCK PREVIOUSLY CANCELED (CONTINUED)

                                                               As originally
                                                                 reported            As restated
                                                             ------------------   ------------------
      Balance sheet:
         Additional paid-in capital                            $   1,704,785        $    1,902,785
         Deficit accumulated during the development stage         (1,452,786)           (1,650,786)
      Statement of loss and accumulated deficit:
         General and administrative expenses                         195,171               393,171
         Net income (loss)                                          (288,813)             (486,813)
         Loss per share                                                (0.01)                (0.02)
      Statement of cash flows:
         Expenses paid with common stock                              12,998               210,998

9. DISPUTE WITH CYANOTECH

In July 1998, Cyanotech filed a complaint in the United States District Court for the District of Hawaii against the Company. In the complaint, Cyanotech sought declaratory judgment of noninfringement of the Company's U.S. Patent No. 5,541,056; invalidity of the patent; and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech's use of closed system technology may violate its patent and constitute misappropriation of trade secrets.

In September 1998, the Company filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of its patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to its 1994 Dissolution Agreement with Cyanotech (See Note 7).

On December 30, 1999, the United States District Court for the District of Hawaii granted summary judgment in favor of the Company on its claims that Cyanotech infringed its patent, misappropriated the Company's trade secrets, and breached the terms of the 1994 Dissolution Agreement. Additionally, the Court denied Cyanotech's motion for partial summary judgment of noninfringement and patent invalidity.

On January 14, 2000, Cyanotech filed a motion for reconsideration on the Court's December 30, 1999 order. The Company's opposition brief is due on February 1, 2000.

The Company has not accrued or reflected any amounts related to the dispute in the accompanying financial statements.

10. SUBSEQUENT EVENT

On December 27, 1999 the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares.