Form 10QSB
period 2000-01-31
AQUASEARCH INC
filed 2000-03-16
CIK 837490

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark one)
        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For Quarter Ended January 31, 2000
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at January 31, 2000 was 97,244,310 shares.

                                AQUASEARCH, INC.

                               FORM 10-QSB FOR THE
                         QUARTER ENDED JANUARY 31, 2000

                                    CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                                Page
     ITEM 1:  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                                                          3

         STATEMENTS OF LOSS AND ACCUMULATED DEFICIT                                                              4

         STATEMENTS OF CASH FLOWS                                                                                5

     NOTES TO FINANCIAL STATEMENTS                                                                               6


     ITEM 2:  MANAGEMENT'S PLAN OF OPERATION

         OVERVIEW                                                                                                7

         MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS                                              17

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                              25


PART II - OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                                                             27

         ITEM 2:  CHANGES IN SECURITIES                                                                         28

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                               28

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           28

         ITEM 5:  OTHER INFORMATION                                                                             28

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                              28

         SIGNATURES                                                                                             29


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets


                                                                    January 31,         October 31,
                                                                       2000                1999
                                                                    (Unaudited)          (Audited)
                                                               -----------------------------------------

   Assets
   Current assets:
      Cash                                                       $     107,708        $      90,522
      Accounts receivable                                               42,321               24,300
      Prepaid expenses                                                  11,157               11,507
      Refundable deposits                                                3,053                3,053
                                                               -----------------------------------------
   Total current assets                                                164,239              129,382
                                                               -----------------------------------------

   Notes receivable from officer                                        50,000               50,000
   Plant and equipment:
      Plant                                                          2,800,856            2,795,258
      Equipment                                                      1,036,562            1,060,348
      Less accumulated depreciation                                   (474,931)            (413,244)
                                                               -----------------------------------------
   Net plant and equipment                                           3,362,487            3,442,362
                                                               -----------------------------------------
   Total assets                                                  $   3,576,726        $   3,621,744
                                                               =========================================

   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                           $   1,191,786        $   1,136,795
      Notes payable                                                    315,000              170,000
      Notes payable to officer                                         825,000            1,830,000
                                                               -----------------------------------------
   Total current liabilities                                         2,331,786            3,136,795
                                                               -----------------------------------------

   Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 150,000,000 shares
        authorized, 97,244,310 and 87,060,501 shares
        outstanding at January 31, 2000 and October 31, 1999,
        respectively)                                                   10,846                9,829
      Additional paid-in capital                                    14,069,069           12,262,839
      Notes receivable                                                 (58,133)             (58,133)
      Deficit accumulated during the development stage             (12,776,842)         (11,729,586)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,244,940              484,949
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   3,576,726        $   3,621,744
                                                               =========================================



                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                   Statements of Loss and Accumulated Deficit

                                                                                        For the Three
                                                                     For the Three      Months Ended
                                                 From Inception      Months Ended        January 31,
                                                 to January 31,       January 31,           1999
                                                      2000               2000           (as restated)
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------

  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross profit (loss)                                  (12,387)                  -                  -

  Research and development costs                     5,340,828             557,810            326,095
  General and administrative expenses                5,839,093             397,098            403,678
                                              -----------------------------------------------------------

  Loss from operations                             (11,192,308)           (954,908)          (729,773)

  Other Income (Expense)
  Interest                                          (1,520,095)           (145,880)          (295,831)
  Other                                                 97,159              53,532               (247)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,570,032)            (92,348)          (296,078)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (12,762,340)         (1,047,256)        (1,025,851)

  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Loss before income taxes                         (12,776,842)         (1,047,256)        (1,025,851)

  Federal and State income taxes                             -                   -                  -
                                              -----------------------------------------------------------
  Net loss                                         (12,776,842)         (1,047,256)        (1,025,851)

  Accumulated Deficit
  Balance, beginning of period                               -         (11,729,586)        (7,659,020)
                                              -----------------------------------------------------------
  Balance, end of period                        $  (12,776,842)     $  (12,776,842)    $   (8,684,871)
                                              ===========================================================

  Loss per share                                $        (0.43)     $        (0.01)    $        (0.02)
                                              ===========================================================

  Weighted average shares outstanding               29,987,669          80,870,601         57,888,524
                                              ===========================================================


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                                                          For the Three
                                                                         For the Three     Months Ended
                                                   From Inception to     Months Ended      January 31,
                                                      January 31,         January 31,          1999
                                                          2000               2000         (as restated)
                                                      (Unaudited)         (Unaudited)      (Unaudited)
                                                   --------------------------------------------------------

   Cash Flows from Operating Activities:
   Net loss                                         $    (12,776,842)    $  (1,047,256)   $  (1,025,851)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                         474,931            61,687           24,995
        Expenses paid with common stock                    1,074,739           119,600                -
        Discount on convertible notes payable              1,176,141            92,647          264,671
        Changes in:
          Receivables                                        (42,321)          (18,021)               -
          Other current assets                               (14,210)              350            2,905
          Accounts payable                                 1,191,786            54,991          131,515
                                                   --------------------------------------------------------
   Cash used in operating activities                      (8,915,776)         (736,002)        (601,765)

   Cash Flows from Investing Activities:
   Purchases of fixed assets                              (3,837,418)           18,188         (933,788)
                                                   --------------------------------------------------------
   Cash used in investing activities                      (3,837,418)           18,188         (933,788)

   Cash Flows from Financing Activities:
   Increase in notes receivable                              (48,437)                -                -
   Proceeds from issuance of common stock                  5,691,458           250,000          398,569
   Proceeds from notes payable                             7,489,800           485,000        1,100,000
   Offering costs                                           (271,919)                -                -
                                                   --------------------------------------------------------
   Cash provided by financing activities                  12,860,902           735,000        1,498,569
                                                   --------------------------------------------------------

   Net increase (decrease) in cash                           107,708            17,186          (36,984)
   Cash, beginning of the period                                   -            90,522          151,473
                                                   --------------------------------------------------------
   Cash, end of the period                           $       107,708     $     107,708    $     114,489
                                                   ========================================================

   Supplemental disclosure of cash flow
      information:
      Non-cash financing transactions:
      Conversion of convertible notes payable to
        common stock                                 $     6,349,800     $   1,345,000    $     193,800



                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)


1.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

As of January 31, 2000, there were a total of 7,414,487 Common Stock Purchase Warrants (the "Warrants") issued and outstanding, of which 25,974 Warrants had an exercise price of $0.21 per share, 1,000,000 Warrants had an exercise price of $0.40 per share and 6,388,513 Warrants had an exercise price of $0.50 per share. No Warrants were exercised during the three months ended January 31, 2000. At January 31, 2000, the Company had reserved a sufficient number of shares of its Common Stock for issuance upon exercise of the Warrants.

An analysis of the changes in stockholders' equity is as follows:


                                  Shares of                 Additional                                        Total
                                   Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock        Stock        Capital       Receivable       Deficit          Equity
                                ----------------------------------------------------------------------------------------
Balance, October 31, 1999          87,060,501  $   9,829    $12,262,839    $  (58,133)   $  (11,729,586)     $  484,949
Issuance of stock on
  conversion of convertible
  notes payable ($0.13 to
  $0.37 per share)                  8,517,142        851      1,463,749             -                 -       1,464,600
Sale of stock ($0.15 per
  share)                            1,666,667        166        249,834             -                 -         250,000
Discount on convertible notes
  payable                                   -          -         92,647             -                 -          92,647
Loss for the three months
  ended January 31, 2000                    -          -              -             -        (1,047,256)     (1,047,256)
                                ----------------------------------------------------------------------------------------
Balance, January 31, 2000          97,244,310  $  10,846    $14,069,069    $  (58,133)   $  (12,776,842)     $1,244,940
                                ========================================================================================

2.  QUARTER ENDED JANUARY 31, 1999 RESTATEMENT

The financial statements for the three months ended January 31, 1999 have been restated to recognize the discount and related expense resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during that period. The impact of the aforementioned on the financial statements for the three months ended January 31, 1999 was as follows:

                                                          As originally
                                                             reported        As restated
                                                       ------------------ -----------------

   Statement of loss and accumulated deficit:
      Interest expense                                    $    (31,160)     $    (295,831)
      Net loss                                                (761,180)        (1,025,851)
      Accumulated deficit, beginning of period              (7,064,314)        (7,659,020)


      Accumulated deficit, end of period                    (7,825,494)        (8,684,871)
      Loss per share                                             (0.01)             (0.02)



3.  MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

These financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period presented. These adjustments are of a normal and recurring nature.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The following discussion of management's plan of operation contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that indicate what the Company "believes," "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption "Factors That May Affect Future Operating Results" in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 (the "1999 Form 10-KSB"). The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report on Form 10-QSB. We undertake no obligation to publicly release the results of any revision of these forward-looking statements. You are strongly urged to read the information set forth under the caption "Factors That May Affect Future Operating Results" in the 1999 Form 10-KSB for a more detailed description of these significant risks and uncertainties.

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

During the same time period, we have:

         -    tripled the size of our production facility;
         -    quadrupled our patents - from three to twelve;
         -    tripled our total production capacity;
         -    initiated sales of our products;
         - expanded our product pipeline to include nutraceuticals and pharmaceuticals;
         - strengthened our management team in areas of strategic development and marketing; and
         - augmented our research team in natural products chemistry and drug development.

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

         DEC: CULTOR STARTS FEEDING TRIALS on farmed salmon using the astaxanthin-rich microalgae we produced.

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

         NOV: CHARTER MEMBERSHIP IN MarBEC. The Marine Bioproducts Engineering Center ("MarBEC") is a 5-year, $26 million Engineering Research Center, funded by the U.S. National Science Foundation. MarBEC is focused on developing new enzymes, pigments and pharmaceuticals, primarily from microalgae. It is based at the University of Hawaii and the University of California, Berkeley. We are among the charter industry members of MarBEC, which also include Monsanto and Eastman Chemical. As a charter member, we have certain preferential rights to new products developed by MarBEC. We are the only member of MarBEC that has developed photobioreactor technology, which we believe is likely to be required for the commercial exploitation of any new product from microalgae.

         DEC: ENZYMED AGREEMENT. We entered into a Compound Library Agreement with EnzyMed, Inc., a privately-held biotechnology company recently acquired by Albany Molecular Research, Inc. ("EnzyMed"). Under the agreement, we will provide extracts of microalgae that contain unexplored or unexploited substances with biomedical value. EnzyMed will use these extracts to generate compounds using their method of "combinatorial biocatalysis." This method generally produces several hundred compounds from a single extract. We expect some of these compounds to be novel and proprietary. Both companies intend to commercialize the resulting compound "libraries." Compound libraries are typically screened for possible medical applications by the pharmaceutical industry. The pharmaceutical company typically pays an "access fee" for the right to screen the library for a limited time and for limited applications.
                  We will share the revenues generated from the libraries with EnzyMed.

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

                  RECORD ASTAXANTHIN LEVELS ACHIEVED. We achieved an astaxanthin content of more than 3% in our final processed product -sustained over the previous three months. This content is at least double the amount claimed by any other known producer of natural astaxanthin. Some of our production runs approached 4% content, and we achieved 6% content at smaller scales.

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

2000
         JAN: CYANOTECH FILES MOTION FOR RECONSIDERATION on the Court's summary judgment order.

         MAR: THE U.S. DISTRICT COURT FOR THE DISTRICT OF HAWAII DENIES CYANOTECH'S MOTION FOR RECONSIDERATION. The Court upholds its summary judgment ruling and denies all reconsideration requests made by Cyanotech.

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

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:

-------------------------------------------- ---------------------------------- ----------------------------------
                IMPROVEMENT                           PLANNED IN THE                     ACHIEVED IN THE
                                                         PAST YEAR                          PAST YEAR
-------------------------------------------- ---------------------------------- ----------------------------------

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
------------------------ --------------------------------------------- ---------------------------------------------

We have achieved much greater improvements in AGM performance than anticipated. As a result, we are now using only 20% of our AGM production capacity. If the market demands, we could increase total production by 5 times by increasing our finishing pond capacity. Relative to AGMs, finishing ponds are less costly to construct.

(4)  SALES

We completed construction of the expanded facility in February 1999. New processing equipment was installed in June 1999. Sales began immediately.

(5)  PRODUCT PIPELINE

Prior to this year, our pipeline consisted of a single product: natural astaxanthin for use in animal nutrition. We have now expanded our pipeline to include:

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

(6)  OUR TEAM

NEW MANAGEMENT. We believe our team is stronger than ever - at all levels. We have added important experience and expertise at the management level, including David Watumull, Martin Guerin and David Tarnas. Together, these individuals bring us new experience and expertise in:

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

(7)  RECENT FINANCING ACTIVITY

During the period from June 1997 to January 31, 2000, we sold an aggregate of $6,624,800 aggregate principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have an exercise price of $0.50 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

Through January 31, 2000, some of the holders of the convertibles notes (amounting to $6,349,800 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 38,884,150 shares of common stock and also issued 5,746,800 warrants in connection thereto. As part of this transaction, an officer/director converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,427,000 warrants.

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

PRODUCTION CAPACITY. Our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above. We estimate this would generate retail sales of more than $5 million per year. We can expand most cost-effectively by adding only finishing ponds on adjacent property. We do have space available for expansion. We estimate this space would allow a 5-fold expansion of astaxanthin production at a cost of approximately $1.8 million.

PRODUCT FORMULATION. We are collaborating in product formulation with a large U.S. chemical company that has significant experience in nutraceutical products. Our collaboration is being carried out under a confidentiality agreement. However, we cannot guarantee that our collaboration will extend beyond product formulation.

MARKETING STRATEGY. We intend to sell this product directly to consumers. However, several wholesale purchasers of nutraceutical products have also contacted us regarding our product. We may or may not enter into supply agreements with one or more wholesalers.

REGULATORY ISSUES. The U.S. Food and Drug Administration ("FDA") has primary regulatory responsibility in nutraceutical markets. Many regulations apply. The DSHEA Act of 1994 governs certain conditions of sale of all nutraceutical products or dietary supplements in the U.S. We submitted a new dietary supplement application to the FDA in December 1999. According to the DSHEA Act of 1994, the FDA has 75 days from the date of a new dietary supplement pre-marketing application to object to its sale. If no such objection is made within that time, the applicant is free to begin marketing.

COMPETITION. AstaCarotene AB of Sweden produces and sells an astaxanthin-rich nutraceutical product in Europe that, like ours, is based on HAEMATOCOCCUS microalgae. AstaCarotene must produce their product in a controlled climate, rather than in Sweden's natural climate. We believe their cost of production is significantly higher than ours.

Cyanotech recently began sales of a HAEMATOCOCCUS-based nutraceutical. Cyanotech advertises its natural astaxanthin product to contain 1.5% astaxanthin. Our product contains 3%. To produce the same amount of astaxanthin, therefore, Aquasearch requires only half the HAEMATOCOCCUS production capacity. We therefore believe our cost of production may be less than Cyanotech's. We also believe that customers may perceive our 3% product as superior to a 1.5% product, which could confer a competitive advantage over Cyanotech's product.

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

TIMING OF PRODUCT RELEASE. Subject to the necessary regulatory review, we plan to release our nutraceutical astaxanthin product in the first half of 2000.

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

COMPETITION.  We know of no competition for this product.

TIMING OF PRODUCT RELEASE. We plan to release this product within the next 12 months.

(3)  AQUAXAN-TM- - NATURAL ASTAXANTHIN FOR ANIMAL FEED

THE PRODUCT. We have spent several years developing astaxanthin-rich AQUAXAN-TM-. Astaxanthin is proven to be a vital dietary component in salmon, trout, red sea bream, and several other species of cultivated seafood products. In salmon, the primary market, astaxanthin is important as the main source of their pink flesh color. Recent studies have also demonstrated the importance of astaxanthin in enhancing the growth rate, vision, and fertility of salmon. Astaxanthin is routinely used as a feed additive in poultry feeds, for the purpose of improving the coloration of eggs and reducing the incidence of infections. Astaxanthin in the diet of swine has been shown to increase fertility. Several feeding studies with our astaxanthin-rich microalgae in fish diets have produced the desired results.

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

PRODUCTION CAPACITY. Our current production capacity amounts to less than 1.0% of the global market. We plan to increase production capacity only in response to demand. We have the option to increase capacity in two phases. The first phase would involve constructing more finishing ponds, which would result in an expansion of our current production capacity by a factor of five. We estimate this first phase would cost less than $1.8 million, and could generate annual sales approaching $2.0 million, if sold at current animal feed prices. The second phase would probably require a new site, because adjacent space is limited at our current site. The modular nature of the AGM-based production system lends itself well to expansion at any foreseeable scale. We believe that the experience gained in our recent plant expansion will make it easier for us to expand our capacity at our existing site or at adjacent or other sites.

PRODUCT FORMULATION. Any feed ingredient, including astaxanthin-rich microalgae, requires careful formulation and testing prior to market. Our primary goal has been to create a product that is at least equal, if not superior to, competitive feed ingredients. We have focused on creating a product with longer shelf life that is safer and easier to handle, and produces a better result in the diet. We believe we have achieved these goals. We also believe that further improvement is possible. If significant changes are made in product formulation, then new regulatory approvals may have to be obtained. Therefore, we have been very careful to develop our product to a high standard before placing it on the market.

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

In conjunction with EnzyMed, our strategic partner, we have developed a drug discovery process adapted to microalgae. Our role in this process is to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. Bioactive fractions are then subjected to Combinatorial Biocatalysis, a process which creates, on average, hundreds of derivative compounds from each pure bioactive compound using EnzyMed's proprietary enzymatic methods. The resulting Microalgae Compound Libraries are then ready to market.

THE PRODUCT. Compound libraries are a major source of drug discovery in today's pharmaceutical industry. The "library" consists of pure compounds commonly in sets of 96, packaged in special containers designed for "High-Throughput Screening." The screening process identifies new drug candidates by testing for bioactivity, often targeted at certain diseases. Tests might be based on the ability to kill certain types of cells (e.g. bacteria, cancer), or they might be based on genetic pathways involved in specific diseases. Any positive result from a screening test could eventually lead to a new medicine.

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

Compound libraries are typically marketed as a package that includes the following terms and conditions:

         1)   Library Access Fee
              -   access time: limited to 3-12 months
              -   application: limited to certain diseases or disease areas
              -   multiple customers allowed

         2)   Licensing Fee
              -   $3 million to $15 million per compound per indication
              -   activated by decision to begin trials

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

(5)  EXPANDING OUR PRODUCT PIPELINE

PRODUCT AREAS.  We have established two areas to expand our product pipeline:

         -    Nutraceuticals
         -    Pharmaceutical drug development

BASIC STRATEGY: NUTRACEUTICALS. We have identified many potential nutraceutical products among the microalgae, mostly through the published scientific literature.

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

CORE RESEARCH:  Discovery and development of new products from microalgae

COST:  Industrial Partnership, $20,000 annually

BENEFITS TO AQUASEARCH:

              -   New research results prior to public disclosure
              -   Preferential rights to intellectual property
              - Privilege to sponsor focused research, resulting in exclusive intellectual property rights
              - Preferred access to specialized and unique facilities and equipment
              -   Preferred access to microalgae culture collections
              -   Membership on Industrial Advisory Board (current members:
                  Aquasearch, Monsanto, Cargill, Inc. and Cyanotech)
              -   Opportunity to influence specific research
              -   Preferential access to student interns

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

Subject to the necessary regulatory review, we intend to launch our nutraceutical astaxanthin product in the first half of 2000. We anticipate that we will become profitable within one year of the launch if we hit our sales targets - with no increase in production capacity. However, there can be no assurance that this will occur.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through January 31, 2000, we had an accumulated deficit of approximately $12.8 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. In July 1999 we began to ship our natural astaxanthin product. During the quarter ended January 31, 2000, we had revenues of approximately $54,000 in connection with these shipments. The amount has been classified as other income in the accompanying financial statements.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $232,000, or 70%, during the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999. The increase reflects additional costs associated with personnel additions, optimizing the very large Ultra-AGM, expanding production capacity, and expenses incurred in connection with our human safety clinical trial and U.S. FDA application for our nutraceutical astaxanthin product. From inception through January 31, 2000, research and development costs totaled approximately $5.3 million. We expect to incur significant additional research and development costs in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses totaled approximately $397,000 for the quarter ended January 31, 2000 compared with approximately $404,000 for the quarter ended January 31, 1999. General and administrative expenses for the quarter ended January 31, 2000 included costs associated with personnel additions, legal fees incurred in connection with developing and protecting our intellectual property and raising capital. From inception through January 31, 2000, general and administrative expenses totaled approximately $5.8 million. We anticipate that general and administrative expenses will increase over time as we continue expanding our production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

INTEREST EXPENSE. Interest expense for the quarters ended January 31, 2000 and 1999 included $92,647 and $264,671, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the quarters ended January 31, 2000 and 1999, we raised approximately $735,000 and $1.5 million, respectively, from the sale of shares of common stock and/or the issuance of debt in private placement transactions. From inception through January 31, 2000, we raised total net proceeds of approximately $12.9 million through public and private sales of equity and debt securities.

During the quarter ended January 31, 2000, operating activities consumed approximately $736,000 compared with $602,000 for the quarter ended January 31, 1999. From inception through January 31, 2000, operating activities have consumed approximately $8.9 million. Capital expenditures from inception through January 31, 2000 totaled approximately $3.8 million.

As of January 31, 2000, our liquidity was approximately $110,000 in cash and cash equivalents.

We estimate a need for approximately $3.0 million in operating capital over the next twelve months. We need an additional $0.5 million to consummate strategic research agreements with four university medical schools. Projected product sales will begin to pay some operating costs. We now believe that product sales could lead to profitability within twelve months after the start of sales of nutraceutical astaxanthin, and that some future expansion could be financed out of profits. In the near term, we believe that existing capital resources, funds to be raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months. We are now pursuing more sources of capital to maintain operations and, more importantly, to expand our product pipeline. These capital sources include government contracts and grants, product sales, license agreements and equity or debt financing. We cannot guarantee success in raising the additional capital necessary to sustain or expand operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. See "Factors That May Affect Future Operating Results" in the 1999 Form 10-KSB.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 13, 1998, Cyanotech filed a complaint against Aquasearch in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK). In the complaint, Cyanotech sought declaratory judgment of non-infringement of our U.S. Letters Patent No. 5,541,056 (the "5,541,056 Patent"); invalidity of the 5,541,056 Patent; and non-misappropriation of Aquasearch trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after Aquasearch expressed to Cyanotech the company's concern that Cyanotech infringed the 5,541,056 Patent and misappropriated our trade secrets.

On September 11, 1998, Aquasearch filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to the parties' 1994 Dissolution Agreement.

On December 14, 1998, Cyanotech filed a motion for partial summary judgment of non-infringement and invalidity of the 5,541,056 Patent.

On March 1, 1999, Aquasearch filed a motion for partial summary judgement against Cyanotech for breach of contract and misappropriation of trade secrets. On March 26, 1999, Aquasearch filed a cross-motion for summary judgment of patent infringement. All motions for summary judgment were heard in November 1999.

On April 1, 1999, Cyanotech filed an amended complaint against Aquasearch. The amended complaint added claims which asserted that Aquasearch misappropriated Cyanotech trade secrets, breached the terms of the 1994 Dissolution Agreement and committed unfair competition.

On July 27, 1999, Aquasearch filed an amended answer denying all of Cyanotech's allegations.

On December 30, 1999 the United States District Court for the District of Hawaii granted summary judgment on Aquasearch's motion that Cyanotech infringed the company's patent, misappropriated Aquasearch trade secrets and breached the terms of the parties' 1994 Dissolution Agreement. In its order, the Court found that the tube process used by Cyanotech for cultivating microalgae infringed the 5,541,056 Patent. The Court further found that Cyanotech violated the Uniform Trade Secrets Act and breached the 1994 Dissolution Agreement when it misappropriated trade secrets relating to Aquasearch's proprietary closed-system technology for cultivation of microalgae.

In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and invalidity of our patent. In doing so, the Court upheld the validity of the 5,541,056 Patent.

On January 14, 2000, Cyanotech filed a motion for reconsideration on the Court's December 30, 1999 order. Aquasearch filed its opposition to the motion for reconsideration on February 1, 2000.

On March 3, 2000 the Court denied Cyanotech's motion for reconsideration.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended January 31, 2000, we issued $485,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our Common Stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our Common Stock. The warrants have an exercise price of $0.50 per share and a term of three years. During the quarter ended January 31, 2000, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $1,345,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 8,517,142 shares of Common Stock and also issued 742,000 warrants in connection thereof.

During the quarter ended January 31, 2000, we sold a total of 1,666,667 shares of our common stock to an individual at $0.15 per share. In connection with the sale we issued 250,000 warrants with an exercise price of $0.40 per share and a term of three years.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 1999 a special meeting of shareholders was held to approve an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares.

There were 42,431,619 votes in favor of the amendment, 3,752,165 votes against the amendment and 132,225 abstentions.

ITEM 5.  OTHER INFORMATION  -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS  -- 27 Financial Data Schedule

    (b)  REPORTS ON FORM 8-K -- None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AQUASEARCH, INC.

Dated: March 15, 2000                     By:  /s/ Mark E. Huntley
                                          -------------------------------------
                                          Mark E. Huntley, Ph.D.
                                          President and Chief Executive Officer

                                          By:  /s/ Earl S. Fusato
                                          -------------------------------------
                                          Earl S. Fusato
                                          Chief Financial Officer