Form 10QSB/A
period 1999-04-30
AQUASEARCH INC
filed 2000-04-21
CIK 837490

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                    Contents

PART I - FINANCIAL INFORMATION

                                                                                           Page
     Item 1:  Financial Statements

         Condensed Balance Sheets                                                             3

         Condensed Statements of Operations                                                4, 5

         Condensed Statements of Cash Flows                                                   6

     Notes to Condensed Financial Statements                                                  7


     Item 2:  Management's Plan of Operation

         Overview                                                                             9

         Management's Plan of Operation for the Next Twelve Months                           18

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           26

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                                          29

         Item 2:  Changes In Securities                                                      29

         Item 3.  Defaults Upon Senior Securities                                            30

         Item 4:  Submission of Matters to a Vote of Security Holders                        30

         Item 5:  Other Information                                                          30

         Item 6:  Exhibits And Reports on Form 8-K                                           30

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets

                                                                    October 31,          April 30,
                                                                       1998                1999
                                                                   (as restated)       (as restated)
                                                                     (Audited)          (Unaudited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     151,473        $     164,301
      Accounts receivable                                                    -                    -
      Prepaid expenses                                                  48,703               23,088
      Refundable deposits                                                3,081                3,153
                                                               -----------------------------------------
   Total current assets                                                203,257              190,542
                                                               -----------------------------------------

   Note receivable from officer                                         50,000               50,000
   Plant and equipment:
      Plant                                                          2,519,044            3,641,027
      Equipment                                                        167,203              180,267
      Less accumulated depreciation                                   (201,292)            (282,269)
                                                               -----------------------------------------
   Net plant and equipment                                           2,484,955            3,539,025
                                                               -----------------------------------------
   Total assets                                                  $   2,738,212        $   3,779,567
                                                               =========================================

   Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable                                           $     968,429        $   1,256,901
      Due to officer                                                   131,400              186,600
      Notes payable                                                    300,000            1,090,000
      Notes payable to officer                                         265,000              820,000
                                                               -----------------------------------------
   Total current liabilities                                         1,664,829            3,353,501
                                                               -----------------------------------------

   Stockholders' equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 100,000,000 shares
        authorized, 68,564,013 and 76,401,020 shares
        outstanding at October 31, 1998 and April 30, 1999,
        respectively)                                                    7,979                8,762
      Additional paid-in capital                                     8,784,120           10,407,999
      Notes receivable                                                 (59,696)             (59,696)
      Deficit accumulated during the development stage              (7,659,020)          (9,930,999)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,073,383              426,066
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   2,738,212        $   3,779,567
                                                               =========================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)


                       Condensed Statements of Operations

                                               For the Period      For the Three       For the Three
                                               From Inception      Months Ended        Months Ended
                                                To April 30,         April 30,           April 30,
                                                    1999               1999                1998
                                               (as restated)       (as restated)       (as restated)
                                                (Unaudited)         (Unaudited)         (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     3,778,775             365,110            319,677
  General and administrative expenses                4,807,585             734,539            218,361
                                              -----------------------------------------------------------
  Loss from operations                              (8,598,747)         (1,099,649)          (538,038)

  Other income (expense)
  Interest                                          (1,163,202)           (146,328)           (55,332)
  Other                                                 (7,452)               (151)              (324)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,317,750)           (146,479)           (55,656)
                                              -----------------------------------------------------------
  Loss before income taxes and
     extraordinary item                             (9,916,497)         (1,246,128)          (593,694)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $   (9,930,999)     $   (1,246,128)    $     (593,694)
                                              ===========================================================

  Loss per share                                $       (0.39)      $       (0.02)     $       (0.01)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          63,739,962         47,819,881
                                              ===========================================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)


                       Condensed Statements of Operations

                                                For the Period       For the Six        For the Six
                                                From Inception       Months Ended       Months Ended
                                                 To April 30,          April 30,          April 30,
                                                     1999                1999               1998
                                                 (as restated)       (as restated)      (as restated)
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     3,778,775             691,205            545,690
  General and administrative expenses                4,807,585           1,138,217            415,884
                                              -----------------------------------------------------------
  Loss from operations                              (8,598,747)         (1,829,422)          (961,574)

  Other income (expense)
  Interest                                          (1,163,202)           (442,159)          (144,752)
  Other                                                 (7,452)               (398)              (324)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,317,750)           (442,557)          (145,076)
                                              -----------------------------------------------------------
  Loss before income taxes and
     extraordinary item                             (9,916,497)         (2,271,979)        (1,106,650)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $   (9,930,999)     $   (2,271,979)    $   (1,106,650)
                                              ===========================================================

  Loss per share                                $       (0.39)      $       (0.04)     $       (0.02)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          63,739,962         47,819,881
                                              ===========================================================

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)


                       Condensed Statements of Cash Flows

                                                      For the Period       For the Six       For the Six
                                                      From Inception      Months Ended       Months Ended
                                                       To April 30,         April 30,         April 30,
                                                           1999               1999              1998
                                                       (as restated)      (as restated)     (as restated)
                                                        (Unaudited)        (Unaudited)       (Unaudited)
                                                   ---------------------------------------------------------
   Cash Flows from operating activities
   Net loss                                         $   (9,930,999)       $  (2,271,979)   $  (1,106,650)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                       282,269               80,977           41,067
        Expenses paid with common stock                    947,761               19,603                -
        Discount on convertible notes payable              959,965              365,259          109,412
        Changes in:
          Other current assets                             (26,241)              25,543           18,281
          Receivables                                            -                    -            1,219
          Accounts payable and due to officer            1,443,501              343,672           95,428
                                                   ---------------------------------------------------------
   Cash used in operating activities                    (6,323,744)          (1,436,925)        (841,243)

   Cash flows from investing activities
   Purchases of fixed assets                            (3,821,294)          (1,135,047)         (69,635)
                                                   ---------------------------------------------------------
   Cash used in investing activities                    (3,821,294)          (1,135,047)         (69,635)

   Cash flows from financing activities
   Increase in notes receivable                            (50,000)                   -                -
   Proceeds from issuance of common stock                5,191,458              500,000          500,000
   Proceeds from notes payable                           5,439,800            2,084,800          370,000
   Offering costs                                         (271,919)                   -                -
                                                   ---------------------------------------------------------
   Cash provided by financing activities                10,309,339            2,584,800          870,000
                                                   ---------------------------------------------------------

   Net increase (decrease) in cash                         164,301               12,828          (40,878)
   Cash, beginning of the period                                 -              151,473           47,006
                                                   ---------------------------------------------------------
   Cash, end of the period                           $     164,301        $     164,301    $       6,128
                                                   =========================================================

   Supplemental disclosure of cash flow
      information:
      Non-cash financing transactions:
        Conversion of convertible notes
          payable to common stock                    $   4,219,800        $   1,414,800    $           -

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)


                     Notes To Condensed Financial Statements
                                 April 30, 1999
                                   (Unaudited)

1.  General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         These financial statements should be read in conjunction with the Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

2.  Common Stock and Common Stock Purchase Warrants

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

         An analysis of the changes in stockholders' equity is as follows:

                                  Shares of                 Additional                                        Total
                                   Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock        Stock        Capital       Receivable       Deficit          Equity
                                ----------------------------------------------------------------------------------------
Balance, January 31, 1999          70,963,112  $   8,218     $9,447,121    $  (59,696)   $   (8,684,871)     $  710,772
Issuance of stock on
  conversion of convertible
  notes payable ($0.15 to
  $0.18 per share)                  5,437,908        544        860,290             -                 -         860,834
Discount on convertible notes
  payable                                   -          -        100,588             -                 -         100,588
Loss for the three months
  ended April 30, 1999                      -          -              -             -        (1,246,128)     (1,246,128)
                                ----------------------------------------------------------------------------------------
Balance, April 30, 1999            76,401,020  $   8,762    $10,407,999    $  (59,696)   $   (9,930,999)     $  426,066
                                ========================================================================================

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

3.  April 30, 1999 and 1998 Restatements

         The April 30, 1999 and 1998 financial statements have been restated to recognize the discount and related expense resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their issuance dates for convertible notes issued during the respective periods. The impact of the aforementioned on the April 30, 1999 and 1998 financial statements was as follows:

                                            For the Three Months Ended          For the Three Months Ended
                                                  April 30, 1999                      April 30, 1998
                                         -----------------------------------------------------------------------
                                           As originally                       As originally
                                             reported        As restated         reported          As restated
                                         -----------------------------------------------------------------------
   Balance sheet:
     Additional paid-in capital            $   9,448,034     $ 10,407,999      $   4,699,470     $  4,907,706
     Deficit accumulated during the
      development stage                       (8,971,334)      (9,930,999)        (5,809,159)      (6,017,395)
   Statement of operations:
     Interest expense                            (45,740)        (146,328)           (16,508)         (55,332)
     Net loss                                 (1,145,540)      (1,246,128)          (554,870)        (593,694)
     Loss per share                        $       (0.02)    $      (0.02)     $       (0.01)    $      (0.01)

                                              For the Six Months Ended              For the Six Months Ended
                                                  April 30, 1999                         April 30, 1998
                                         -----------------------------------------------------------------------
                                           As originally                       As originally
                                             reported        As restated         reported          As restated
                                         -----------------------------------------------------------------------
   Statement of operations:
     Interest expense                      $     (76,900)    $   (442,159)     $     (35,340)    $   (144,752)
     Net loss                                 (1,906,720)      (2,271,979)          (997,238)      (1,106,650)
     Loss per share                        $       (0.03)    $      (0.04)     $       (0.02)    $      (0.02)

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

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:

------------------------------------------------------------------------------------------------------------------
                IMPROVEMENT                           PLANNED IN 1998                   ACHIEVED IN 1999
------------------------------------------------------------------------------------------------------------------
Increase AGM size                                           6X                           Greater than 6X

Decrease capital cost                                       2X                                 3X
(per gallon capacity)

Increase AGM production cycle                             30 days                            60 days

HAEMATOCOCCUS production rate                           Increase 3X                      Greater than 3X

Astaxanthin content of product                      2.0% of dry weight           Greater than 3.0% of dry weight
------------------------------------------------------------------------------------------------------------------

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

Cyanotech recently announced its intention to launch a HAEMATOCOCCUS-based nutraceutical in the summer of 1999. Cyanotech advertises its natural astaxanthin product to contain 1.5% astaxanthin. Our product contains 3% --double that amount. To produce the same amount of astaxanthin, therefore, Aquasearch requires only half the HAEMATOCOCCUS production capacity. We therefore believe our cost of production may be less than Cyanotech's. We also believe that customers may perceive our 3% product as superior to a 1.5% product, which could confer a competitive advantage over Cyanotech's product.

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

Itano of Japan produces an astaxanthin extract from Antarctic krill, a marine microcrustacean. The product is distributed in the U.S. in very small amounts and at very high prices (>$650,000 per kilogram). Krill fishing in Antarctica is very expensive and highly regulated. Krill fishing vessels must travel for more than two weeks, at a cost of approximately $50,000 per day to complete the voyage between Japan and the Southern Ocean. Suitably equipped vessels cost approximately $30 million and typically have a lifetime of only 20 years. The krill fishery is regulated by the Committee for Conservation of Antarctic Living Resources, an international body comprised of scientists from Antarctic Treaty member nations. The krill fishery reached its peak in the mid-1980s and has since declined.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through April 30, 1999, we had an accumulated deficit of approximately $9.9 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $45,000, or 14%, during the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998. Most of these funds were expended to develop the very large Ultra-AGM, to expand production capacity, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through April 30, 1999, our total research and development costs were approximately $3.8 million. We expect to incur significant additional research and development expenses in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative costs increased approximately $516,000, or 236%, for the quarter ended April 30, 1999 compared with the quarter ended April 30, 1998. The increase in general and administrative expenses reflects additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting the Company's intellectual property position and raising capital, as well as other expenses. From inception through April 30, 1999, our total general and administrative expenses were approximately $4.8 million. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of equity securities. In the past six months, we raised approximately $2.1 million from the private placement of convertible notes. In the fiscal years ended October 31, 1998 and 1997, we raised approximately $3.4 million and $1.3 million (net), respectively, from the sale of shares of Common Stock and/or the issuance of Convertible Notes in private placement transactions. From inception through April 30, 1999, we had raised total net proceeds of approximately $10.6 million through public and private sales of equity and debt securities.

During the six months ended April 30, 1999, operating activities consumed approximately $1.4 million compared with $841,000 for the six months ended April 30, 1998. From inception through April 30, 1999, operating activities have consumed approximately $6.3 million.

Capital expenditures for the quarters ended April 30, 1999 and 1998 were $201,000 and $62,000, respectively. From inception through April 30, 1999, total capital expenditures have been approximately $3.8 million.

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

Item 2.  Changes In Securities

         During the quarter ended April 30, 1999, we issued $1,070,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our Common Stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our Common Stock. The warrants have an exercise price of $0.50 per share and a term of three years. As of April 30, 1999, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $846,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on , the convertible notes, we issued 5,437,908 shares of Common Stock and also issued 866,000 warrants in connection thereof. These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

Item 3.  Defaults Upon Senior Securities -- None

Item 4.  Submission of Matters To A Vote of Security Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibits And Reports on Form 8-K

      (a)  Exhibits -- Exhibit 27.1 Financial Data Schedule

      (b)  Reports on Form 8-K  -- None




                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AQUASEARCH, INC.

Dated:  April 19, 2000                     By: /s/ Mark E. Huntley
                                               ---------------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer