Form 10QSB/A
period 1999-07-31
AQUASEARCH INC
filed 2000-04-21
CIK 837490

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

                                  YES X   NO
                                     ---    ---
As of July 31, 1999, the number of shares outstanding of issuer's Common Stock, $0.0001 par value, was 83,932,698 shares.

                                Aquasearch, Inc.

                               Form 10-QSB For The
                           Quarter Ended July 31, 1999

                                    Contents

                                                                                          Page
Part I - Financial Information

     Item 1:  Financial Statements

         Condensed Balance Sheets                                                            3

         Condensed Statements of Operations                                               4, 5

         Condensed Statements of Cash Flows                                                  6

     Notes to Condensed Financial Statements                                                 7

     Item 2:  Management's Plan of Operation

         Overview                                                                            9

         Management's Plan of Operation for the Next Twelve Months                          18

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          26

Part II - Other Information

         Item 1:  Legal Proceedings                                                         28

         Item 2:  Changes In Securities                                                     29

         Item 3.  Defaults Upon Senior Securities                                           29

         Item 4:  Submission of Matters to a Vote of Security Holders                       29

         Item 5:  Other Information                                                         29

         Item 6:  Exhibits And Reports on Form 8-K                                          29

                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets


                                                                    October 31,          July 31,
                                                                       1998                1999
                                                                   (as restated)       (as restated)
                                                                     (Audited)          (Unaudited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     151,473        $      75,124
      Accounts receivable                                                    -                6,131
      Prepaid expenses                                                  48,703               22,297
      Refundable deposits                                                3,081                3,053
                                                               -----------------------------------------
   Total current assets                                                203,257              106,605
                                                               -----------------------------------------

   Notes receivable from officer                                        50,000               50,000
   Plant and equipment:
      Plant                                                          2,519,044            3,694,922
      Equipment                                                        167,203              186,917
      Less accumulated depreciation                                   (201,292)            (353,753)
                                                               -----------------------------------------
   Net plant and equipment                                           2,484,955            3,528,086
                                                               -----------------------------------------
   Total assets                                                  $   2,738,212        $   3,684,691
                                                               =========================================

   Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable                                           $     968,429        $   1,196,165
      Due to officer                                                   131,400              214,200
      Notes payable                                                    300,000              145,000
      Notes payable to officer                                         265,000            1,405,000
                                                               -----------------------------------------
   Total current liabilities                                         1,664,829            2,960,365
                                                               -----------------------------------------

   Stockholders' equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 100,000,000 shares
        authorized, 68,564,013 and 83,932,698 shares
        outstanding at October 31, 1998 and July 31, 1999,
        respectively)                                                    7,979                9,515
      Additional paid-in capital                                     8,784,120           11,695,507
      Notes receivable                                                 (59,696)             (58,133)
      Deficit accumulated during the development stage              (7,659,020)         (10,922,563)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,073,383              724,326
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   2,738,212        $   3,684,691
                                                               =========================================


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                       Condensed Statements of Operations


                                              For the Period From    For the Three      For the Three
                                                   Inception         Months Ended       Months Ended
                                                  To July 31,          July 31,           July 31,
                                                      1999               1999               1998
                                                 (as restated)       (as restated)      (as restated)
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     4,294,093             515,318            320,514
  General and administrative expenses                5,174,530             366,945            218,562
                                              -----------------------------------------------------------
  Loss from operations                              (9,481,010)           (882,263)          (539,076)

  Other income (expense)
  Interest                                          (1,279,730)           (116,528)          (366,087)
  Other                                                   (225)              7,227             (2,291)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,427,051)           (109,301)          (368,378)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (10,908,061)           (991,564)          (907,454)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (10,922,563)     $     (991,564)    $     (907,454)
                                              ===========================================================

  Loss per share                                $       (0.42)      $       (0.01)     $       (0.02)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          71,283,181         47,819,881
                                              ===========================================================


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                       Condensed Statements of Operations


                                              For the Period From    For the Nine       For the Nine
                                                   Inception         Months Ended       Months Ended
                                                  To July 31,          July 31,            July 31,
                                                      1999               1999               1998
                                                 (as restated)       (as restated)      (as restated)
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     4,294,093           1,206,523            866,204
  General and administrative expenses                5,174,530           1,505,162            634,446
                                              -----------------------------------------------------------
  Loss from operations                              (9,481,010)         (2,711,685)        (1,500,650)

  Other income (expense)
  Interest                                          (1,279,730)           (558,687)          (510,839)
  Other                                                   (225)              6,829             (2,615)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,427,051)           (551,858)          (513,454)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (10,908,061)         (3,263,543)        (2,014,104)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (10,922,563)     $   (3,263,543)    $   (2,014,104)
                                              ===========================================================

  Loss per share                                $       (0.42)      $       (0.05)     $       (0.04)
                                              ===========================================================

  Weighted average shares outstanding               25,701,408          71,283,181         47,819,881
                                              ===========================================================


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                       Condensed Statements of Cash Flows


                                                   For the Period From    For the Nine     For the Nine
                                                        Inception         Months Ended     Months Ended
                                                       To July 31,          July 31,          July 31,
                                                          1999                1999             1998
                                                      (as restated)      (as restated)     (as restated)
                                                       (Unaudited)        (Unaudited)       (Unaudited)
                                                  ---------------------------------------------------------
   Cash flows from operating activities
   Net loss                                        $  (10,922,563)       $  (3,263,543)    $  (2,014,104)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                      353,753              152,461            68,490
        Expenses paid with common stock                   970,140               41,981           157,839
        Discount on convertible notes payable           1,035,847              441,141           396,177
        Changes in:
          Other current assets                            (25,350)              26,434           (44,532)
          Receivables                                      (6,131)              (6,131)            1,219
          Accounts payable and due to officer           1,410,365              310,537            55,870
                                                  ---------------------------------------------------------
   Cash used in operating activities                   (7,183,939)          (2,297,120)       (1,379,041)

   Cash flows from investing activities
   Purchases of fixed assets                           (3,881,839)          (1,195,592)         (446,939)
                                                  ---------------------------------------------------------
   Cash used in investing activities                   (3,881,839)          (1,195,592)         (446,939)

   Cash flows from financing activities
   (Increase) decrease in notes receivable                (48,437)               1,563           (50,000)
   Proceeds from issuance of common stock               5,191,458              500,000           500,000
   Proceeds from notes payable                          6,269,800            2,914,800         1,995,000
   Offering costs                                        (271,919)                   -                 -
                                                  ---------------------------------------------------------
   Cash provided by financing activities               11,140,902            3,416,363         2,445,000
                                                  ---------------------------------------------------------

   Net increase (decrease) in cash                         75,124              (76,349)          619,020
   Cash, beginning of the period                                -              151,473            47,006
                                                  ---------------------------------------------------------
   Cash, end of the period                          $      75,124        $      75,124     $     666,026
                                                  =========================================================

   Supplemental disclosure of cash flow
      information:
      Non-cash financing transactions:
        Conversion of convertible notes payable
          to common stock                           $   4,734,800        $   1,929,800     $   2,805,000


                                Aquasearch, Inc.
                        (A Development Stage Enterprise)

                     Notes To Condensed Financial Statements
                                  July 31, 1999
                                   (Unaudited)

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

An analysis of the changes in stockholders' equity is as follows:


                                  Shares of                 Additional                                        Total
                                   Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock        Stock        Capital       Receivable       Deficit          Equity
                                -------------- ----------- -------------- ------------- ---------------- ---------------
Balance, April 30, 1999            76,401,020  $   8,762    $10,407,999    $  (59,696)   $   (9,930,999)     $  426,066
Issuance of stock on
  conversion of convertible
  notes payable ($0.14 to
  $0.19 per share)                  7,531,678        753      1,211,626             -                 -       1,212,379
Payment on notes receivable
  issued upon exercise of
  common stock options                      -          -              -         1,563                 -           1,563
Discount on convertible notes
  payable                                   -          -         75,882             -                 -          75,882
Loss for the three months
  ended July 31, 1999                       -          -              -             -          (991,564)       (991,564)
                                -------------- ----------- -------------- ------------- ---------------- ---------------
Balance, July 31, 1999             83,932,698  $   9,515    $11,695,507    $  (58,133)   $  (10,922,563)     $  724,326
                                ============== =========== ============== ============= ================ ===============


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

3.  July 31, 1999 and 1998 Restatements

The July 31, 1999 and 1998 financial statements have been restated to recognize the discount and related expense resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their issuance dates for convertible notes issued during the respective periods. The impact of the aforementioned on the July 31, 1999 and 1998 financial statements was as follows:


                                             For the Three Months Ended           For the Three Months Ended
                                                   July 31, 1999                         July 31, 1998
                                         ----------------------------------- -----------------------------------
                                          As originally                       As originally
                                             reported        As restated         reported        As restated
                                         ----------------- ----------------- ----------------- -----------------
   Balance sheet:
     Additional paid-in capital            $  10,659,660     $ 11,695,507      $   7,689,735     $  8,184,736
     Deficit accumulated during the
      development stage                       (9,886,716)     (10,922,563)        (6,429,848)      (6,924,849)
   Statement of operations:
     Interest expense                            (40,646)        (116,528)           (79,322)        (366,087)
     Net loss                                   (915,682)        (991,564)          (620,689)        (907,454)
     Loss per share                        $       (0.01)    $      (0.01)     $       (0.01)    $      (0.02)




                                              For the Nine Months Ended           For the Nine Months Ended
                                                     July 31, 1999                       July 31, 1998
                                         ----------------------------------- -----------------------------------
                                          As originally                       As originally
                                             reported        As restated         reported        As restated
                                         ----------------- ----------------- ----------------- -----------------
   Statement of operations:
     Interest expense                      $    (117,546)    $   (558,687)     $    (114,662)    $   (510,839)
     Net loss                                 (2,822,402)      (3,263,543)        (1,617,927)      (2,014,104)
     Loss per share                        $       (0.04)    $      (0.05)     $       (0.03)    $      (0.04)



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

Our key achievements in the past year include major advances in our platform technology, the AGM, including:

                  - created the new "Ultra-AGM," which has six-fold greater capacity than the previous AGM model -- an increase from 1,060 to 6,600 gallons;
                  -        tripled the capacity-per-unit-cost of the AGM;
                  - tripled the productivity-per-unit-capacity of HAEMATOCOCCUS -- our astaxanthin-rich microalgae; and
                  - doubled the astaxanthin content of HAEMATOCOCCUS -- from 1.5% to 3.0%.

At the same time, we have:

                  -        tripled the size of our production facility;
                  -        tripled our patents - from three to nine;

                  -        tripled our total production capacity;
                  -        initiated sales of our products;
                  - expanded our product pipeline to include nutraceuticals and pharmaceuticals;
                  - strengthened our management team in areas of strategic development and marketing; and
                  - augmented our research team in natural products chemistry and drug development

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

Our analysis of reasonable dosage and customary pricing in the nutraceutical industry suggests that nutraceutical astaxanthin may command retail prices in the range of $50,000 per kilogram, depending on various factors. If this estimate proves to be accurate, then we would estimate the potential U.S. market to exceed $500 million per year. This estimate is based on just one of the six diseases described above, and is derived from the number of persons affected by the condition, as estimated by physicians who provide treatment for the disease, and the conventional price of an appropriate daily dosage. Certain consumers may be highly motivated to use nutraceutical astaxanthin because:

                  - treatment alternatives do not exist for some ailments; and
                  - sufferers have used nutraceuticals with less demonstrated efficacy than astaxanthin

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

(3) AQUAXAN-TM- - NATURAL ASTAXANTHIN FOR ANIMAL FEED

THE PRODUCT. We have spent several years developing astaxanthin rich AQUAXAN-TM-in conjunction with Cultor. Astaxanthin is proven to be a vital dietary component in salmon, trout, red sea bream, and several other species of cultivated seafood products. In salmon, the primary market, astaxanthin is important as the main source of their pink flesh color. Recent studies have also demonstrated the importance of astaxanthin in enhancing the growth rate, vision, and fertility of salmon. Astaxanthin is routinely used as a feed additive in poultry feeds, for the purpose of improving the coloration of eggs and reducing the incidence of infections. Astaxanthin in the diet of swine has been shown to increase fertility. Several feeding studies with our astaxanthin-rich microalgae in fish diets have produced the desired results.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through July 31, 1999, we had an accumulated deficit of approximately $10.9 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative costs associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, consulting fees, development materials, equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $195,000, or 60%, during the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998. Most of these funds were expended to develop the very large Ultra-AGM, to expand production capacity, to implement improved computerized process control, and to reduce capital costs of the AGM technology. From inception through July 31, 1999, our total research and development costs were approximately $4.3 million. We expect to incur significant additional research and development expenses in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of equity securities. In the past nine months, we raised approximately $2.9 million from the private placement of convertible notes. In the fiscal years ended October 31, 1998 and 1997, we raised approximately $3.4 million and $1.3 million
(net), respectively, from the sale of shares of Common Stock and/or the issuance of Convertible Notes in private placement transactions. From inception through July 31, 1999, we had raised total net proceeds of approximately $11.5 million through public and private sales of equity and debt securities.

During the quarter ended July 31, 1999, operating activities consumed approximately $860,000 compared with $538,000 in the quarter ended July 31, 1998. From inception through July 31, 1999, operating activities have consumed approximately $7.2 million.

Capital expenditures for the quarters ended July 31, 1999 and 1998 were $60,500 and $446,900, respectively. From inception through July 31, 1999, total capital expenditures have been approximately $3.9 million.

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

Item 2.  Changes In Securities

         During the quarter ended July 31, 1999, we issued $830,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum, of which $635,000 was issued to an officer of the company. The holders of the convertible notes have an option to convert their convertible notes into our Common Stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our Common Stock. The warrants have an exercise price of $0.50 per share and a term of three years. During the quarter ended July 31, 1999, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $1,190,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of Common Stock. Upon conversion of the outstanding principal of, and interest on , the convertible notes, we issued 7,531,678 shares of Common Stock and also issued 1,190,000 warrants in connection thereof. These transactions were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2). No underwriters were involved in these transactions.

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