Form 10QSB
period 2000-04-30
AQUASEARCH INC
filed 2000-06-14
CIK 837490

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark one)
        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended April 30, 2000
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

As of April 30, 2000, the number of shares outstanding of issuer's common stock, $0.0001 par value, was 101,341,457 shares.

                                Aquasearch, Inc.

                               Form 10-QSB For The
                          Quarter Ended April 30, 2000

                                    Contents

PART I - FINANCIAL INFORMATION
                                                                                                              Page
     Item 1:  Financial Statements

         Condensed Balance Sheets                                                                                3

         Condensed Statements of Operations                                                                   4, 5

         Condensed Statements of Cash Flows                                                                      6

     Notes to Condensed Financial Statements                                                                     7


     Item 2:  Management's Plan of Operation

         Overview                                                                                                9

         Management's Plan of Operation for the Next Twelve Months                                              19

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                              27


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                             29

         Item 2:  Changes In Securities                                                                         29

         Item 3.  Defaults Upon Senior Securities                                                               30

         Item 4:  Submission of Matters to a Vote of Security Holders                                           30

         Item 5:  Other Information                                                                             30

         Item 6:  Exhibits And Reports on Form 8-K                                                              30

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS


                                                                     April 30,          October 31,
                                                                       2000                1999
                                                                    (Unaudited)          (Audited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     499,284        $      90,522
      Accounts receivable                                               42,283               24,300
      Prepaid expenses                                                  10,052               11,507
      Refundable deposits                                                7,052                3,053
                                                               -----------------------------------------
   Total current assets                                                558,671              129,382
                                                               -----------------------------------------

   Note receivable from officer                                         50,000               50,000
   Plant and equipment:
      Plant                                                          2,805,882            2,795,258
      Equipment                                                      1,042,062            1,060,348
      Less accumulated depreciation                                   (536,226)            (413,244)
                                                               -----------------------------------------
   Net plant and equipment                                           3,311,718            3,442,362
                                                               -----------------------------------------
   Total assets                                                  $   3,920,389        $   3,621,744
                                                               =========================================

   Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable                                           $     628,214        $     894,995
      Due to officer                                                   297,000              241,800
      Notes payable                                                    365,000              170,000
      Notes payable to officer                                         825,000            1,830,000
                                                               -----------------------------------------
   Total current liabilities                                         2,115,214            3,136,795
                                                               -----------------------------------------

   Stockholders' equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 150,000,000 shares
        authorized, 101,341,457 and 87,060,501 shares
        outstanding at April 30, 2000 and
        October 31, 1999, respectively)                                 11,256                9,829
      Additional paid-in capital                                    15,735,582           12,262,839
      Notes receivable                                                 (58,133)             (58,133)
      Deficit accumulated during the development stage             (13,883,530)         (11,729,586)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,805,175              484,949
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   3,920,389        $   3,621,744
                                                               =========================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                For the Period       For the Three     For the Three
                                                From Inception       Months Ended       Months Ended
                                                  To April 30,         April 30,          April 30,
                                                      2000               2000               1999
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     5,893,842             553,014            365,110
  General and administrative expenses                6,239,016             399,922            734,539
                                              -----------------------------------------------------------
  Loss from operations                             (12,145,245)           (952,936)        (1,099,649)

  Other income (expense)
  Interest                                          (1,754,295)           (234,201)          (146,328)
  Other                                                177,608              80,449               (151)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,723,783)           (153,752)          (146,479)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (13,869,028)         (1,106,688)        (1,246,128)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (13,883,530)     $   (1,106,688)    $   (1,246,128)
                                              ===========================================================

  Loss per share                                $        (0.46)     $        (0.01)    $        (0.02)
                                              ===========================================================

  Weighted average shares outstanding               29,987,669         100,666,790         63,739,962
                                              ===========================================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                For the Period       For the Six        For the Six
                                                From Inception       Months Ended       Months Ended
                                                  To April 30,         April 30,          April 30,
                                                      2000               2000               1999
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     5,893,842           1,110,824            691,205
  General and administrative expenses                6,239,016             797,021          1,138,217
                                              -----------------------------------------------------------
  Loss from operations                             (12,145,245)         (1,907,845)        (1,829,422)

  Other income (expense)
  Interest                                          (1,754,295)           (380,080)          (442,159)
  Other                                                177,608             133,981               (398)
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,723,783)           (246,099)          (442,557)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (13,869,028)         (2,153,944)        (2,271,979)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (13,883,530)     $   (2,153,944)    $   (2,271,979)
                                              ===========================================================

  Loss per share                                $        (0.46)     $        (0.02)    $        (0.04)
                                              ===========================================================

  Weighted average shares outstanding               29,987,669          97,136,766         63,739,962
                                              ===========================================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      For the Period      For the Six      For the Six
                                                      From Inception      Months Ended     Months Ended
                                                       To April 30,         April 30,        April 30,
                                                           2000               2000              1999
                                                        (Unaudited)        (Unaudited)      (Unaudited)
                                                   ---------------------------------------------------------
   Cash flows from operating activities
   Net loss                                         $  (13,883,530)       $  (2,153,944)   $  (2,271,979)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                       536,226              122,982           80,977
        Expenses paid with common stock                  1,076,395              121,256           19,603
        Discount on convertible notes payable            1,378,906              295,412          365,259
        Changes in:
          Other current assets                             (17,102)              (2,542)          25,543
          Receivables                                      (42,283)             (17,983)               -
          Accounts payable and due to officer              925,214             (211,581)         343,672
                                                   ---------------------------------------------------------
   Cash used in operating activities                   (10,026,174)          (1,846,400)      (1,436,925)

   Cash flows from investing activities
   Change in fixed assets                               (3,847,944)               7,662       (1,135,047)
                                                   ---------------------------------------------------------
   Cash used in investing activities                    (3,847,944)               7,662       (1,135,047)

   Cash flows from financing activities
   Increase in notes receivable                            (48,437)                   -                -
   Proceeds from issuance of common stock                6,054,958              613,500          500,000
   Proceeds from notes payable                           8,638,800            1,634,000        2,084,800
   Offering costs                                         (271,919)                   -                -
                                                   ---------------------------------------------------------
   Cash provided by financing activities                14,373,402            2,247,500        2,584,800
                                                   ---------------------------------------------------------

   Net increase in cash                                    499,284              408,762           12,828
   Cash, beginning of the period                                 -               90,522          151,473
                                                   ---------------------------------------------------------
   Cash, end of the period                           $     499,284        $     499,284    $     164,301
                                                   =========================================================

   Supplemental disclosure of cash flow
      information:
      Non-cash financing transactions:
        Conversion of convertible notes
          payable to common stock                    $   7,448,800        $   2,444,000    $   1,414,800

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (UNAUDITED)


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

These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-KSB for the year ended October 31, 1999.

2.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

The following is a summary of our common stock purchase warrants for the quarter ended April 30, 2000:

     Exercise        Outstanding at                                                    Outstanding at
      Price         January 31, 2000           Issued              Exercised           April 30, 2000
----------------- --------------------- --------------------- --------------------- ---------------------
    $0.21                    25,974                     -                     -                25,974
    $0.40                 1,000,000               100,000                     -             1,100,000
    $0.50                 6,388,513               485,000              (527,000)            6,346,513
    $0.75                         -               122,291                     -               122,291
    $1.00                         -               260,000                     -               260,000
    $1.50                         -               154,599                     -               154,599
    $2.00                         -                79,491                     -                79,491
                  --------------------- --------------------- --------------------- ---------------------
                          7,414,487             1,201,381              (527,000)            8,088,868
                  ===================== ===================== ===================== =====================

At April 30, 2000, we had reserved a sufficient number of shares of our common stock for issuance upon exercise of the warrants.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (UNAUDITED)


An analysis of the changes in stockholders' equity is as follows:

                                  Shares of                  Additional                                        Total
                                    Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock         Stock        Capital       Receivable       Deficit          Equity
                                --------------- ----------- -------------- ------------- ---------------- ---------------
Balance, January 31, 2000           97,244,310  $  10,846    $14,069,069    $  (58,133)   $  (12,776,842)     $1,244,940
Issuance of stock upon
  conversion of convertible
  notes payable ($0.22 to
  $1.26 per share)                   2,903,480        290      1,100,368             -                 -       1,100,658
Sale of stock ($0.15 per
  share)                               666,667         67         99,933             -                 -         100,000
Issuance of stock upon
  exercise of warrants ($0.50
  per share)                           527,000         53        263,447             -                 -         263,500
Discount on convertible notes
  payable                                    -          -        202,765             -                 -         202,765
Loss for the three months
  ended April 30, 2000                       -          -              -             -        (1,106,688)     (1,106,688)
                                --------------- ----------- -------------- ------------- ---------------- ---------------
Balance, April 30, 2000            101,341,457  $  11,256    $15,735,582    $  (58,133)   $  (13,883,530)     $1,805,175
                                =============== =========== ============== ============= ================ ===============

Discount on notes payable of $202,765 results from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during the quarter ended April 30, 2000.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The following discussion of our management's plan of operation contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that indicate what we "believe," "expect" and "anticipate" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption "Factors That May Affect Future Operating Results" in our Annual Report on Form 10-KSB for the year ended October 31, 1999 (the "1999 Form 10-KSB"). You should not place undue reliance on these forward-looking statements, which reflect our management's analysis only as of the date of this quarterly report on Form 10-QSB. We undertake no obligation to publicly release the results of any revision of these forward-looking statements. You are strongly urged to read the information set forth under the caption "Factors That May Affect Future Operating Results" in the 1999 Form 10-KSB for a more detailed description of these significant risks and uncertainties.

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

Our key achievements in the past year include major advances in our platform technology, the AGM. In the past year, we have:

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

          WE COMMENCED SALES OF OUR ASTAXANTHIN PRODUCT, THE ASTAFACTOR-TM-.

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

(6)  OUR TEAM

NEW MANAGEMENT. We believe our team is stronger than ever - at all levels. During the last 18 months, we have added important experience and expertise at the management level, including Martin Guerin, David Tarnas, Tim Esaki and Dr. Samuel Lockwood. Together, these individuals bring us new experience and expertise in:

     -    international marketing and sales in food and feed industries;

     -    public/private sector collaboration;

     -    financial reporting, SEC reporting, and controls; and

     -    medical affairs and clinical research.

NEW RESEARCH SCIENTISTS. Dr. Walter Nordhausen, Dr. Mai Lopez, and Dr. Mia Unson have joined our research team in the last 18 months. Together, they more than double our research effort, and bring us proven experience in:

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

(7)  RECENT FINANCING ACTIVITY

During the period from June 1997 to April 30, 2000, we sold an aggregate of $7,773,800 principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.50 to $2.00 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

Through April 30, 2000, some of the holders of the convertibles notes (amounting to $7,448,800 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 42,314,630 shares of common stock and also issued 6,848,181 warrants in connection thereto. As part of this transaction, an officer/director converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,427,000 warrants.

During the quarter ended April 30, 2000, we sold a total of 666,667 shares of our common stock to an individual at $0.15 per share. In connection with the sale we issued 100,000 warrants with an exercise price of $0.40 per share and a term of three years.

During the quarter ended April 30, 2000, we received $263,500 for the exercise of warrants to purchase 527,000 shares of common stock.

MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Last year we focused on technology and infrastructure. We strengthened our intellectual property, expanded our physical plant, and augmented production capacity.

During the next twelve months we will focus on sales and product development, specifically:

     -    developing sales of our first nutraceutical product, THE
          ASTAFACTOR-TM-;

     -    formulating our second nutraceutical product;

     -    growing sales of AQUAXAN-TM-;

     -    marketing and selling compound libraries for drug discovery; and

     -    expanding our product pipeline.

(1) THE ASTAFACTOR-TM- - NUTRACEUTICAL ASTAXANTHIN

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

     - CHOLESTEROL DISEASE: ameliorates the effects of LDL (the "bad" cholesterol)

     -    STROKE: repairs damage caused by lack of oxygen

     -    CANCER: protects against several types of cancer

THE MARKET. We believe a strong market could develop for THE ASTAFACTOR-TM-among persons afflicted with these ailments because of:

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

REGULATORY ISSUES. The U.S. Food and Drug Administration ("FDA") has primary regulatory responsiblity in nutraceutical markets. Many regulations apply. The DSHEA Act of 1994 governs certain conditions of sale of all nutraceutical products or dietary supplements in the U.S. We submitted a new dietary supplement application to the FDA in December 1999. According to the DSHEA Act of 1994, the FDA has 75 days from the date of a new dietary supplement pre-marketing application to object to its sale. We did not receive any such objection from the FDA.

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

TIMING OF PRODUCT RELEASE. We commenced sales of THE ASTAFACTOR-TM- on March 30, 2000.

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

GENERAL ASPECTS OF PLANNED OPERATIONS

We expect to steadily increase revenues from sales of AQUAXAN-TM-. However, we do not expect this product alone to be profitable, because we intend to reserve significant production capacity for THE ASTAFACTOR-TM-.

We commenced sales of THE ASTAFACTOR-TM- on March 30, 2000. We anticipate that we will become profitable within one year of the launch if we hit our sales targets - with no increase in production capacity. However, there can be no assurance that this will occur.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through April 30, 2000, we had an accumulated deficit of approximately $13.9 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. In July 1999 we began to ship our natural astaxanthin product. During the quarter ended April 30, 2000, we had revenues of approximately $70,000 in connection with these shipments. On March 30, 2000 we began sales of our nutraceutical astaxanthin product and have recognized approximately $9,000 of initial sales through April 30, 2000. These amounts have been classified as other income in the accompanying financial statements, since they are considered to be incidental to our ongoing research and development activities.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $188,000, or 51%, during the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999. The increase reflects additional costs associated with personnel additions, optimizing the very large Ultra-AGM, expanding production capacity, development of our nutraceutical astaxanthin product and expenses incurred in connection with the development of our drug discovery library. From inception through April 30, 2000, research and development costs totaled approximately $5.9 million. We expect to incur significant additional research and development costs in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses decreased by approximately $335,000, or 46%, during the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999. The decline was primarily due to a decrease in legal fees incurred in connection with our legal dispute with Cyanotech. From inception through April 30, 2000, general and administrative expenses totaled approximately $6.2 million. We anticipate that general and administrative expenses will increase over time as we continue expanding our production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

INTEREST EXPENSE. Interest expense for the quarters ended April 30, 2000 and 1999 included $202,765 and $100,588, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. In the past six months, we raised approximately $2.2 million from the sale of shares of common stock and the issuance of debt in private placement transactions. From inception through April 30, 2000, we raised a total of approximately $14.7 million through public and private sales of equity and debt securities.

During the quarter ended April 30, 2000, operating activities consumed approximately $1.1 million compared with $835,000 for the quarter ended April 30, 1999. From inception through April 30, 2000, operating activities have consumed approximately $10 million. Capital expenditures from inception through April 30, 2000 totaled approximately $3.8 million.

As of April 30, 2000, our liquidity was approximately $500,000 in cash.

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

On December 30, 1999, the United States District Court for the District of Hawaii granted summary judgment on our motion that Cyanotech infringed the our patent, misappropriated our trade secrets and breached the terms of the parties' 1994 Dissolution Agreement. In its order, the Court found that the tube process used by Cyanotech for cultivating microalgae infringed the 5,541,056 Patent. The Court further found that Cyanotech violated the Uniform Trade Secrets Act and breached the 1994 Dissolution Agreement when it misappropriated trade secrets relating to our proprietary closed-system technology for cultivation of microalgae.

In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and invalidity of our patent. In doing so, the Court upheld the validity of the 5,541,056 Patent.

On January 14, 2000, Cyanotech filed a motion for reconsideration on the Court's December 30, 1999 order. We filed our opposition to the motion for reconsideration on February 1, 2000.

On March 3, 2000, the Court denied Cyanotech's motion for reconsideration.

On May 25, 2000, the Court granted our motion to compel Cyanotech to produce documents related to its BioDome system, financial information relating to its astaxanthin production, and communications with third parties concerning the lawsuit. In its order, the Court determined that the information sought on the BioDome could be relevant in the litigation and could potentially bear on the remedies or the extent of the patent infringement and trade secret misappropriations by Cyanotech.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended April 30, 2000, we issued $1,149,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.50 to $2.00 per share and a term of three years. During the quarter ended April 30, 2000, some of the holders of these convertible notes and other outstanding convertible note holders (amounting to $1,099,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 2,903,480 shares of common stock and also issued 1,101,381 warrants in connection thereof.

During the quarter ended April 30, 2000, we sold a total of 666,667 shares of our common stock to an individual at $0.15 per share. In connection with the sale we issued 100,000 warrants with an exercise price of $0.40 per share and a term of three years.

During the quarter ended April 30, 2000, we received $263,500 for the exercise of warrants to purchase 527,000 shares of common stock.

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

                                          AQUASEARCH, INC.

Dated:  June 14, 2000                     By:  /s/ Mark E. Huntley
                                             -----------------------------------
                                          Mark E. Huntley, Ph.D.
                                          President and Chief Executive Officer

                                          By:  /s/ Earl S. Fusato
                                             -----------------------------------
                                          Earl S. Fusato
                                          Chief Financial Officer