Form 10QSB
period 2000-07-31
AQUASEARCH INC
filed 2000-09-14
CIK 837490

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark one)
        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended July 31, 2000
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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


As of July 31, 2000, the number of shares outstanding of issuer's common stock, $0.0001 par value, was 103,984,615 shares.

                                Aquasearch, Inc.

                               Form 10-QSB For The
                           Quarter Ended July 31, 2000

                                    Contents

PART I - FINANCIAL INFORMATION

                                                                                                                Page
     Item 1:  Financial Statements

         Condensed Balance Sheets                                                                                3

         Condensed Statements of Operations                                                                   4, 5

         Condensed Statements of Cash Flows                                                                      6

     Notes to Condensed Financial Statements                                                                     7


     Item 2:  Management's Plan of Operation

         Overview                                                                                                8

         Management's Plan of Operation for the Next Twelve Months                                              19

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                              28


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                             30

         Item 2:  Changes In Securities                                                                         31

         Item 3.  Defaults Upon Senior Securities                                                               31

         Item 4:  Submission of Matters to a Vote of Security Holders                                           31

         Item 5:  Other Information                                                                             31

         Item 6:  Exhibits And Reports on Form 8-K                                                              31

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS


                                                                     July 31,           October 31,
                                                                       2000                1999
                                                                    (Unaudited)          (Audited)
                                                               -----------------------------------------
   Assets
   Current assets:
      Cash                                                       $     135,667        $      90,522
      Accounts receivable                                               19,036               24,300
      Prepaid expenses                                                  10,400               11,507
      Refundable deposits                                                7,524                3,053
                                                               -----------------------------------------
   Total current assets                                                172,627              129,382
                                                               -----------------------------------------

   Note receivable from officer                                         50,000               50,000
   Plant and equipment:
      Plant                                                          2,842,517            2,795,258
      Equipment                                                      1,046,826            1,060,348
      Less accumulated depreciation                                   (597,690)            (413,244)
                                                               -----------------------------------------
   Net plant and equipment                                           3,291,653            3,442,362
                                                               -----------------------------------------
   Total assets                                                  $   3,514,280        $   3,621,744
                                                               =========================================

   Liabilities and stockholders' equity
   Current liabilities:
      Accounts payable                                           $     988,021        $     894,995
      Due to officer                                                   297,000              241,800
      Notes payable                                                     25,000              170,000
      Notes payable to officer                                         969,715            1,830,000
                                                               -----------------------------------------

   Total current liabilities                                         2,279,736            3,136,795
                                                               -----------------------------------------

   Stockholders' equity
      Preferred stock (5,000,000 shares authorized)                          -                    -
      Common stock ($0.0001 par value, 150,000,000 shares
        authorized, 103,984,615 and 87,060,501 shares
        outstanding at July 31, 2000 and
        October 31, 1999, respectively)                                 11,519                9,829
      Additional paid-in capital                                    16,498,886           12,262,839
      Notes receivable                                                 (58,133)             (58,133)
      Deficit accumulated during the development stage             (15,217,728)         (11,729,586)
                                                               -----------------------------------------
   Total stockholders' equity                                        1,234,544              484,949
                                                               -----------------------------------------
   Total liabilities and stockholders' equity                    $   3,514,280        $   3,621,744
                                                               =========================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS


                                               For the Period        For the Three      For the Three
                                               From Inception        Months Ended       Months Ended
                                                  To July 31,           July 31,          July 31,
                                                      2000               2000               1999
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     6,615,589             721,748            515,318
  General and administrative expenses                6,804,122             565,106            366,945
                                              -----------------------------------------------------------
  Loss from operations                             (13,432,098)         (1,286,854)          (882,263)

  Other income (expense)
  Interest                                          (1,844,900)            (90,604)          (116,528)
  Other                                                220,868              43,260              7,227
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,771,128)            (47,344)          (109,301)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (15,203,226)         (1,334,198)          (991,564)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (15,217,728)     $   (1,334,198)    $     (991,564)
                                              ===========================================================

  Loss per share                                $       (0.51)      $       (0.01)     $       (0.01)
                                              ===========================================================

  Weighted average shares outstanding               29,987,669         103,259,590         71,283,181
                                              ===========================================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS


                                              For the Period From    For the Nine       For the Nine
                                                   Inception         Months Ended       Months Ended
                                                  To July 31,         July 31,           July 31,
                                                     2000               2000               1999
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Operations
  Sales                                         $       11,077      $            -     $            -
  Cost of sales                                         23,464                   -                  -
                                              -----------------------------------------------------------
  Gross loss from operations                           (12,387)                  -                  -
  Research and development costs                     6,615,589           1,832,571          1,206,523
  General and administrative expenses                6,804,122           1,362,127          1,505,162
                                              -----------------------------------------------------------
  Loss from operations                             (13,432,098)         (3,194,698)        (2,711,685)

  Other income (expense)
  Interest                                          (1,844,900)           (470,685)          (558,687)
  Other                                                220,868             177,241              6,829
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,771,128)           (293,444)          (551,858)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (15,203,226)         (3,488,142)        (3,263,543)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (15,217,728)     $   (3,488,142)    $   (3,263,543)
                                              ===========================================================

  Loss per share                                $       (0.51)      $       (0.04)     $       (0.05)
                                              ===========================================================

  Weighted average shares outstanding               29,987,669          99,177,707         71,283,181
                                              ===========================================================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    For the Period        For the Nine      For the Nine
                                                    From Inception        Months Ended      Months Ended
                                                        To July 31,         July 31,          July 31,
                                                           2000               2000              1999
                                                        (Unaudited)        (Unaudited)      (Unaudited)
                                                   ---------------------------------------------------------
   Cash flows from operating activities
   Net loss                                         $(15,217,728)         $  (3,488,142)   $  (3,263,543)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                       597,690              184,446          152,461
        Expenses paid with common stock                  1,121,756              166,617           41,981
        Discount on convertible notes payable            1,445,976              362,482          441,141
        Changes in:
          Other current assets                             (17,924)              (3,364)          26,434
          Receivables                                      (19,036)               5,264           (6,131)
          Accounts payable and due to officer            1,285,021              148,226          310,537
                                                   ---------------------------------------------------------
   Cash used in operating activities                   (10,804,245)          (2,624,471)      (2,297,120)

   Cash flows from investing activities
   Purchases of fixed assets                            (3,889,343)             (33,737)      (1,195,592)
                                                   ---------------------------------------------------------
   Cash used in investing activities                    (3,889,343)             (33,737)      (1,195,592)

   Cash flows from financing activities
   Increase in notes receivable                            (48,437)                   -            1,563
   Proceeds from issuance of common stock                5,986,033              544,575          500,000
   Proceeds from notes payable                           9,268,863            2,264,063        2,914,800
   Repayment of notes payable                             (105,285)            (105,285)               -
   Offering costs                                         (271,919)                   -                -
                                                   ---------------------------------------------------------
   Cash provided by financing activities                14,829,255            2,703,353        3,416,363
                                                   ---------------------------------------------------------

   Net increase in cash                                    135,667               45,145          (76,349)
   Cash, beginning of the period                                 -               90,522          151,473
                                                   ---------------------------------------------------------
   Cash, end of the period                           $     135,667        $     135,667    $      75,124
                                                   =========================================================

   Supplemental disclosure of cash flow information:
    Non-cash financining transactions:
        Conversion of convertible notes
          payable to common stock                    $   8,168,863        $   3,164,063    $   1,929,800

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)


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

2.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

An analysis of the changes in stockholders' equity is as follows:

                                   Shares of                  Additional                                        Total
                                    Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock         Stock        Capital       Receivable       Deficit          Equity
                                -----------------------------------------------------------------------------------------
Balance, April 30, 2000            101,341,457  $  11,256    $15,735,582    $  (58,133)   $  (13,883,530)     $1,805,175
Issuance of stock upon
  conversion of convertible
  notes payable ($0.14 to
  $0.62 per share)                   2,462,193        245        645,339             -                 -         645,584
Sale, grants, and issuance of
  stock upon exercise of
  stock options ($0.25 to
  $0.58 per share)                     180,965         18         50,895             -                 -          50,913
Discount on convertible notes
  payable                                    -          -         67,070             -                 -          67,070
Loss for the three months
  ended July 31, 2000                        -          -              -             -        (1,334,198)     (1,334,198)
                                -----------------------------------------------------------------------------------------
Balance, July 31, 2000             103,984,615  $  11,519    $16,498,886    $  (58,133)   $  (15,217,728)     $1,234,544
                                =============== =========== ============== ============= ================ ===============

Discount on notes payable of $67,070 results from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during the quarter ended July 31, 2000.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)


The following is a summary of our common stock purchase warrants for the quarter ended July 31, 2000:

 Exercise            Outstanding at                                                   Outstanding at
   Price             April 30, 2000            Issued              Exercised           July 31, 2000
---------------------------------------------------------------------------------------------------------
    $0.21                    25,974                     -                     -                25,974
    $0.40                 1,100,000                     -                     -             1,100,000
    $0.50                 6,346,513               431,912                     -             6,778,425
    $0.75                   122,291               445,795                     -               568,086
    $1.00                   260,000               229,249                     -               489,249
    $1.50                   154,599                     -                     -               154,599
    $2.00                    79,491                     -                     -                79,491
                  ---------------------------------------------------------------------------------------
                          8,088,868             1,106,956                     -             9,195,824
                  =======================================================================================

At July 31, 2000, we had reserved a sufficient number of shares of our common stock for issuance upon exercise of the warrants.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The following discussion of our management's plan of operation contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements that indicate what we "believe," "expect" and "anticipate" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption "Factors That May Affect Future Operating Results" in our Annual Report on Form 10-KSB for the year ended October 31, 1999. You should not place undue reliance on these forward-looking statements, which reflect our management's analysis only as of the date of this quarterly report on Form 10-QSB. We undertake no obligation to publicly release the results of any revision of these forward-looking statements. You are strongly urged to read the information set forth under the caption "Factors That May Affect Future Operating Results" in the October 31, 1999 Form 10-KSB for a more detailed description of these significant risks and uncertainties.

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

Achievements in the past 20 months include major advances in our platform technology, the AGM. During this time period, we have:

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

In the past year we focused primarily on technology and infrastructure. Our current focus includes marketing, sales, and further expanding our product pipeline.

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

1993
         MAR: AQUASEARCH-CYANOTECH JOINT VENTURE FORMED. We formed a joint venture company with Cyanotech, an unaffiliated producer of microalgae. Our goal was to develop commercial systems for producing astaxanthin-rich microalgae. We contributed approximately $147,000 in capital and licensed our AGM technology to the joint venture. Cyanotech contributed approximately $15,000 in capital to the joint venture and made available its facilities and personnel at the Hawaii Ocean Science and Technology, or HOST, Business Park at Keahole Point, Kailua-Kona, Hawaii.

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

         NOV: C. BREWER AGREEMENT. We executed a Letter of Intent with C. Brewer and Company, Limited. Under the proposed agreement we would acquire between 80 and 90 acres of C. Brewer property in the Ka'u region of the Big Island of Hawaii, valued at between $900,000 and $1,000,000. In return, C. Brewer would acquire approximately 4% of our outstanding common stock and a three-year warrant to purchase up to 500,000 shares of Aquasearch common stock at $1.25 per share. To date, we have not consummated the transaction with C. Brewer because production at our current facility has increased beyond expectation.

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

         NOV: CHARTER MEMBERSHIP IN MARBEC. The Marine Bioproducts Engineering Center, or MarBEC, is a 5-year, $26 million Engineering Research Center, funded by the U.S. National Science Foundation. MarBEC is focused on developing new enzymes, pigments and pharmaceuticals, primarily from microalgae. It is based at the University of Hawaii and the University of California, Berkeley. We are among the charter industry members of MarBEC, which also include Monsanto and Eastman Chemical. As a charter member, we have certain preferential rights to new products developed by MarBEC. We are the only member of MarBEC that has developed photobioreactor technology, which we believe is likely to be required for the commercial exploitation of any new product from microalgae.

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

                 WE COMMENCED SALES OF OUR ASTAXANTHIN PRODUCT, THE ASTAFACTOR-TM-.

                 DR. SAMUEL LOCKWOOD APPOINTED AS DIRECTOR OF MEDICAL AFFAIRS. Dr. Lockwood, a research physician and former practicing clinician at the University of Texas Health Science Center, will coordinate clinical trials on our products and serve as the chief medical liaison to the biopharmaceutical industry.

         MAY: WE ENTERED INTO A MARKETING AGREEMENT WITH PMP PUBLIC AFFAIRS CONSULTING, INC. Under the agreement, PMP will lead a targeted marketing effort for The AstaFactor-TM- patterned after a patient group strategy well-known and proven in the biotechnology industry.

                 www.astaxanthin.org WEBSITE LAUNCHED. The new website provides comprehensive, up-to-date reviews of the scientific and medical information on astaxanthin, its properties, and possible applications for human health.

         JUN: $10 MILLION FINANCING COMMITMENT SECURED. An equity line for up to $10 million is secured from Alpha Venture Capital, Inc., a $750 million private equity fund group. The equity line can be drawn against based upon a formula relating to the volume of trading and price of our common stock.

         JUL: WE RECEIVE AN AWARD FROM THE U.S. DEPARTMENT OF ENERGY. The $2.4 million project will utilize our AGM technology as the basis of an innovative approach to capture and store gases that cause the "greenhouse effect." We will team with Physical Sciences, Inc.

                 of Andover, Mass. and the Hawaii Natural Energy Institute at the University of Hawaii on the project.

         AUG: OUR FIRST DRUG DISCOVERY LIBRARY IS COMPLETED in collaboration with EnzyMed, Inc., a division of Albany Molecular Research, Inc. The National Cancer Institute will be screening the library, consisting of a novel set of compounds derived from astaxanthin, for activity in sixty human tumor cell lines, including tests for activity against lung, colon, melanoma, prostate, ovarian, breast, and kidney cancers.

                 WE INITIATE A CLINICAL TRIAL OF ASTAXANTHIN EFFICACY IN CARDIOVASCULAR DISEASE. The trial, conducted at the Thoracic & Cardiovascular Healthcare Foundation in Lansing, Michigan, will evaluate astaxanthin's ability to reduce blood serum levels of C-reactive protein, the single strongest predictor of risk of future cardiovascular events in apparently healthy men and women.

                 WE INITIATE AN IN VITRO STUDY TO INVESTIGATE THE ROLE OF ASTAXATHIN IN EYE HEALTH. The six-month in vitro study will be conducted at the Eye Research Institute at Oakland University in Rochester, Michigan.

                 CYANOTECH FILES A MOTION FOR PARTIAL SUMMARY JUDGMENT of invalidity of the 5,541,056 Patent. We will oppose this motion which is currently scheduled to be heard on October 16, 2000.

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

(5)  PRODUCT PIPELINE

Prior to this year, our pipeline consisted of a single product: natural astaxanthin for use in animal nutrition. We have now expanded our pipeline to include:

              1)  Nutraceuticals
                  -   Natural astaxanthin
                  -   A second microalgae-based product

              2)  Drug discovery
                  -   Compound libraries

These products are all in active development. The State of Hawaii Department of Agriculture has approved our import permit for a new species of microalgae that is the basis of our second nutraceutical product. EnzyMed recently completed our first compound library which is presently being screened by the National Cancer Institute.

(6)  OUR TEAM

NEW MANAGEMENT. We believe our team is stronger than ever - at all levels. During the last 20 months, we have added important experience and expertise at the management level, including Martin Guerin, David Tarnas, Tim Esaki and Dr. Samuel Lockwood. Together, these individuals bring us new experience and expertise in:

         -  international marketing and sales in food and feed industries;
         -  public/private sector collaboration;
         -  financial reporting, SEC reporting, and controls; and
         -  medical affairs and clinical research.

NEW RESEARCH SCIENTISTS. Dr. Walter Nordhausen, Dr. Mai Lopez, and Dr. Mia Unson have joined our research team in the last 20 months. Together, they more than double our research effort, and bring us proven experience in:

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

(7)  RECENT FINANCING ACTIVITY

On June 14, 2000, we entered into a common stock purchase agreement with Alpha Venture Capital, Inc., a Cook Islands corporation, under which we have agreed to sell and Alpha has agreed to purchase up to $10 million of our common stock. We have reserved a total of 20 million shares of our common stock for issuance pursuant to the purchase agreement and filed a registration statement on July 13, 2000 with the SEC covering the resale of the common stock purchased by Alpha Venture Capital. We are under no obligation to use the equity line. No draws have been made on the equity line as of September 14, 2000.

During the period from June 1997 to July 31, 2000, we sold an aggregate of $8,193,863 principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.50 to $2.00 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

Through July 31, 2000, some of the holders of the convertibles notes (amounting to $8,168,863 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 44,776,823 shares of common stock and also issued 7,955,137 warrants in connection thereto. As part of this transaction, an officer/director converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,427,000 warrants.

During the quarter ended July 31, 2000, we issued $250,000 aggregate principal amount of one-year notes payable to an officer of the Company. The notes are unsecured and bear interest at 10% per annum payable at maturity.

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

PRODUCTION CAPACITY. Our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above. We estimate this would generate retail sales of more than $5 million per year. We currently have plans to expand our production facility at a new site. The first phase would involve constructing more finishing ponds, which would result in an expansion of our current production capacity by a factor of five. We estimate this first phase would cost approximately $1.8 million. The second phase is still in the general planning stage and involves construction of a new stand-alone production facility. The modular nature of the AGM-based production system lends itself well to expansion at any foreseeable scale. We believe that the experience gained in our recent plant expansion will make it easier for us to expand our capacity at another site.

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

PRODUCTION CAPACITY. Our current production capacity amounts to less than 1.0% of the global market. We plan to increase production capacity only in response to demand. We have the option to increase capacity in two phases. The first phase would involve constructing more finishing ponds, which would result in an expansion of our current production capacity by a factor of five. We estimate this first phase would cost approximately $1.8 million and could generate annual sales approaching $2.0 million, if sold at current animal feed prices. The second phase is still in the general planning stage and involves construction of a new stand-alone production facility. The modular nature of the AGM-based production system lends itself well to expansion at any foreseeable scale. We believe that the experience gained in our recent plant expansion will make it easier for us to expand our capacity at another site.

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

Compound libraries are typically marketed as a package that includes the following terms and conditions:

              1)  Library Access Fee
                  -   access time: limited to 3-12 months

                  -   application: limited to certain diseases or disease areas
                  -   multiple customers allowed

              2)  Licensing Fee
                  - $3 million to $15 million per compound per indication o activated by decision to begin trials

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

TIMING OF PRODUCT RELEASE. We released our first library for screening by the National Cancer Institute in August 2000.

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

PRODUCT DEVELOPMENT: MARBEC. MarBEC is a 5-year, $26 million Engineering Research Center funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only 5 ERCs awarded by the National Science Foundation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through July 31, 2000, we had an accumulated deficit of approximately $15.2 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

REVENUES. Since inception, our main activities have been basic research and development and manufacture process development; recruiting personnel; purchasing operating assets; and raising capital. In July 1999 we began to ship our natural astaxanthin product. During the quarters ended January 31, April 30, and July 31, 2000, we had revenues of approximately $54,000, $70,000, and $31,000, respectively, in connection with these shipments. On March 30, 2000 we began sales of our nutraceutical astaxanthin product and have recognized approximately $9,000 and $17,000 of initial sales during the quarters ended April 30 and July 31, 2000, respectively. These amounts have been classified as other income in the accompanying financial statements, since they are considered to be incidental to our ongoing research and development activities.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs increased by approximately $206,000 and $626,000, or 40% and 52%, during the quarter and nine months ended July 31, 2000 compared to the quarter and nine months ended July 31, 1999, respectively. The increases reflect additional costs associated with personnel additions, optimizing the very large Ultra-AGM, expanding production capacity, development of our nutraceutical astaxanthin product and expenses incurred in connection with the development of our drug discovery library. From inception through July 31, 2000, research and development costs totaled approximately $6.6 million. We expect to incur significant additional research and development costs in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses increased by approximately $198,000, or 54%, during the quarter ended July 31, 2000 compared to the quarter ended

July 31, 1999. The increase was primarily due to personnel additions, legal fees incurred in protecting our intellectual property and costs related to our initial marketing efforts of The AstaFactor(TM). General and administrative expenses decreased by approximately $143,000, or 10%, during the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999. The decline was primarily due to a decrease in legal fees incurred in connection with our legal dispute with Cyanotech. From inception through July 31, 2000, general and administrative expenses totaled approximately $6.8 million. We anticipate that general and administrative expenses will increase over time as we continue expanding our production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

INTEREST EXPENSE. Interest expense for the quarters ended July 31, 2000 and 1999 included $67,070 and $75,882, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters. Interest expense for the nine months ended July 31, 2000 and 1999 included $362,482 and $441,141, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those periods.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. In the past nine months, we raised approximately $2.8 million from the sale of shares of common stock and the issuance of debt in private placement transactions. From inception through July 31, 2000, we raised a total of approximately $15.3 million through public and private sales of equity and debt securities.

During the nine months ended July 31, 2000, operating activities consumed approximately $2.6 million compared with $2.3 for the nine months ended July 31, 1999. From inception through July 31, 2000, operating activities have consumed approximately $10.8 million. Capital expenditures from inception through July 31, 2000 totaled approximately $3.9 million.

As of July 31, 2000, our liquidity was approximately $136,000 in cash.

We estimate a need for approximately $3.6 million in operating capital over the next twelve months. We need an additional $0.5 million to consummate strategic research agreements with four university medical schools. Projected product sales will begin to pay some operating costs. We now believe that product sales could lead to profitability within twelve months after the start of sales of The AstaFactor-TM-, and that some future expansion could be financed out of profits. In the near term, we believe that existing capital resources including the $10 million financing commitment from Alpha Venture Capital, Inc., funds raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months.

We cannot guarantee success in raising the future capital necessary to sustain or expand our operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners. See "Factors That May Affect Future Operating Results" in the October 31, 1999 Form 10-KSB.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 13, 1998, Cyanotech filed a complaint against us in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK). In the complaint, Cyanotech sought declaratory judgment of non-infringement of our U.S. Letters Patent No. 5,541,056; invalidity of the 5,541,056 Patent; and non-misappropriation of our trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after we expressed to Cyanotech our concern that Cyanotech infringed the 5,541,056 Patent and misappropriated our trade secrets.

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

On August 29, 2000, Cyanotech filed a motion for partial summary judgment of invalidity of the 5,541,056 Patent. We will oppose this motion which is currently scheduled to be heard on October 16, 2000.

We may be required to dedicate significant management time and incur significant legal fees and expenses to continue our pursuit and settlement of this action, which could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail, a finding of noninfringement or declaration of invalidity of our patent could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended July 31, 2000, we issued $380,063 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.50 to $1.00 per share and a term of three years. During the quarter ended July 31, 2000, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $720,063 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 2,462,193 shares of common stock and also issued 1,106,956 warrants in connection thereof.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  --  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  --  None

ITEM 5.  OTHER INFORMATION  --  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS  --   10.6$$  Common Stock Purchase Agreement (including
                                      Form of Warrant) Between Alpha Venture
                                      Capital, Inc. and Aquasearch, dated
                                      June 14, 2000.

                              10.7$$ Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, dated June 14, 2000.

                              27      Financial Data Schedule

                              $$ Incorporated by reference to the exhibit filed with our registration statement on Form SB-2 filed July 13, 2000.

          (b)  REPORTS ON FORM 8-K  -- None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AQUASEARCH, INC.

Dated:  September 14, 2000                 By:  /s/ Mark E. Huntley
                                           -------------------------------------
                                           Mark E. Huntley, Ph.D.
                                           President and Chief Executive Officer

                                           By:  /s/ Earl S. Fusato
                                           -------------------------------------
                                           Earl S. Fusato
                                           Chief Financial Officer