Form 10KSB40
period 2000-10-31
AQUASEARCH INC
filed 2001-02-05
CIK 837490

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



 FOR THE FISCAL YEAR                                   COMMISSION FILE
ENDED OCTOBER 31, 2000                               NUMBER 33-23460-LA


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

           The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of January 31, 2001, was $16,889,332.

           The number of shares outstanding of common equity, as of October 31, 2000, was 105,589,076 shares of Common Stock, $0.0001 par value.

           Documents Incorporated by Reference:  None

           Transitional Small Business Disclosure Format (check one):
           [   ] Yes     [ X ] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT WE "BELIEVE", "EXPECT" AND "ANTICIPATE" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "PART II, ITEM 6, MANAGEMENT'S PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. YOU ARE STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "PART II, ITEM 6, MANAGEMENT'S PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.


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

Our strategy is to build on our leading position in microalgae cultivation technology to become the world-leading producer of pharmaceuticals, nutraceuticals and high-value commodities from microalgae. In the short term, we plan to build market share for microalgae-based nutraceuticals, such as THE ASTAFACTOR-TM-, to develop a market for our drug discovery products, known as DRUGS FROM THE SEA-TM-, and to increase market share for AQUAXAN-TM-, our natural astaxanthin product used in animal feeds. Over the long term, we plan to develop more products from microalgae, to continuously improve our AGM technology, and to expand strategic alliances.

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

Competition varies according to product area. In the drug-discovery market area, many biopharmaceutical companies are involved in searching for sources of new drugs; however, we believe that there are few companies or institutions currently exploring microalgae as a drug-discovery source. In the nutraceutical market, we face significant potential competition for THE ASTAFACTOR-TM-, our first product, astaxanthin-rich microalgae, but we know of no competition for the second product we plan to launch in 2001. In the market for animal feed supplements, our natural AQUAXAN-TM- product faces competition from large global producers of synthetic astaxanthin such as BASF and Hoffman-LaRoche and from several producers of natural astaxanthin. We believe our product quality provides the basis to capture adequate market share. As to competition for our platform technology, the AGM, we do not believe any commercial entity has developed a photobioreactor that matches the AGM's large size, level of process control or sustained performance. We believe that competition in each of these areas is likely to increase significantly over time.

Our patents and intellectual property are key to our business as a marine biotechnology company. We now have 13 U.S. and international patents relating to the AGM, general processes for cultivating microalgae in photobioreactors and specific processes for cultivating HAEMATOCOCCUS. We believe that intellectual property issues in marine biotechnology will become much more prevalent, challenging and complex in the future.

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products face regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries, and may require extensive testing for safety and efficacy before being released for sale.

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

DIVERSITY AND HABITAT. There are an estimated 30,000 species of microalgae, and perhaps a few thousand other species of photosynthetic micro-organisms. Microalgae live wherever there is water and light. You can find microalgae in freshwater or seawater, in ice at the North and South Poles, high in the mountains, in sub-freezing ocean water, in super-heated hot springs, in any body of water from the surface to depths greater than 600 feet - and everywhere in between.

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

GROWTH RATES. Microalgae are the fastest growing plants on earth. Since they divide about once a day, this means they double their mass at the same rate. Some species of microalgae double about ten times a day, meaning that a single cell can produce 1,024 cells in a day. No land-based plants are capable of growing at the rates of microalgae. Sugar-cane, which is the world's fastest growing crop, doubles its mass about once a week. The fastest growing trees double their mass about once every few months. On average, microalgae grow about 100 times faster than trees, and ten times faster than any other plant.

UNIQUE CHEMISTRY. Microalgae produce all of the same types of molecules that are found elsewhere in the plant kingdom - proteins, fats, sugars, and categories of these, like enzymes, vitamins, and fatty acids. Each species of microalgae is a unique type of plant. Many species of microalgae produce unique and unusual molecules that have not been found anywhere else.

The unique molecular makeup of microalgae provides a valuable source of potential new discoveries in areas such as drugs and nutrition. To date, researchers at University of Hawaii have found more than 170 bioactive molecules among microalgae. Of those, only 7 molecules have turned out to be "rediscoveries," or molecules that are already known to science. In other words, more than 95% of the bioactive molecules discovered among the microalgae are new to science. Research performed in the pharmaceutical industry on bacteria and fungi - major sources of new drugs - has generated a "rediscovery rate" of more than 99%;

that is, less than 2% of the bioactive substances discovered in traditional sources such as terrestrial plants and microbes turn out to be novel.

VALUE OF SUBSTANCES IN MICROALGAE

Here are some representative values of typical biological products, some of which occur in microalgae:

--------------------------------------------------------------------------------------------------
                         PRODUCT                                     PRICE                SOURCE
--------------------------------------------------------------------------------------------------
           Beta-carotene (chemical, synthetic)                    $600 per kg               1

          Beta-carotene (biological, "natural")                  $1,400 per kg              1

                       Astaxanthin                               $2,500 per kg              2

                         Biotin                                  $7,000 per kg              1

         Royalty fee on the drug "Cryptophycin"                   2% of sales               3

  License fee for a novel compound with bioactivity            $3 to $25 million            2
  demonstrated in pre-clinical trials
--------------------------------------------------------------------------------------------------

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

FEATURES OF AGM TECHNOLOGY. The key features of Aquasearch Growth Module technology are sterility, size, and control. AGM technology has achieved:

           -    control of contaminants and pests;
           -    control of temperature, nutrients and light; and
           - critical size required for commercial production - more than 2,750 gallons (10,000 liters).

This level of performance has been the goal of an international research effort for the past several decades. At 7,000 gallons (25,000 liters), the Ultra-AGM is, to our knowledge, the largest commercial-scale photobioreactor ever operated.

Photobioreactor size is an extremely important factor in determining cost-effectiveness of microalgae production. Most of the capital cost in controlled, closed-system photobioreactors is not involved in the containment vessel - rather, it is in the cost of the control system. Thus, any increase in size results in a lower cost per unit capacity. For example, a six-fold increase in size of the AGM - to 7,000 gallons (25,000 liters) - resulted in lowering the cost per unit capacity by three-fold. Labor costs are related mostly to the number of photobioreactors being operated, not to their individual size. Thus, a six-fold increase in size results in about a five-fold decrease in labor costs.

PROCESS CONTROL - THE KEY TO REPRODUCIBLE PERFORMANCE. We have developed computerized process control systems for the AGM over the past ten years. Our current, proprietary process control system makes possible the following operations:

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

PRODUCTS FROM MICROALGAE

(1)  ASTAXANTHIN - OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. Astaxanthin is closely related to other well-known carotenoids, such as beta-carotene, lutein, or zeaxanthin, as shown by the following diagrams of their molecular structures.


                                  [GRAPHIC]


All of these molecules are antioxidants, but astaxanthin has by far the strongest antioxidant activity. Some studies indicate that it is ten times more potent than beta-carotene, and at least 100 times more potent than vitamin E - another well known antioxidant.

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

NATURAL VS. SYNTHETIC ASTAXANTHIN. One difference between natural and synthetic astaxanthin molecules is the spatial orientation of the molecules. All astaxanthin molecules are made up of the same atoms - carbon, hydrogen and oxygen - connected in the same sequence. But in some places, these atoms can be connected to the molecule at a different angle. The position of the two "OH" groups can actually vary from one astaxanthin molecule to the other, either rising above the plane level of the molecule, or sinking below that level. Molecules with these different orientations are called "enantiomers."

In nature there are three main enantiomers of astaxanthin. These are called 3S-3'S, 3R-3'S, and 3R-3'R. To see the difference, imagine that the hydroxyl
(OH) groups are either sticking out of the page ( ) or into the page
(...), as represented here:


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

THE ASTAFACTOR-TM- MARKET. We believe that a market is developing for astaxanthin as a nutritional supplement, or nutraceutical. There is growing evidence in the scientific and medical literature of the value of astaxanthin to human wellness. We believe the potential market is in the range of several hundred million dollars per year. Although we face competition in this market, we believe that the combination of our product quality and production capacity will provide us significant competitive advantages. We began sales of THE ASTAFACTOR-TM-, our nutraceutical astaxanthin product, on March 30, 2000. For more information about THE ASTAFACTOR-TM-, please see "Management's Plan of Operation - (1) THE ASTAFACTOR-TM- - Nutraceutical Astaxanthin."

THE AQUAXAN-TM- MARKET. We began selling astaxanthin-rich microalgae meal under the trade name

AQUAXAN-TM- in July 1999. The primary market for astaxanthin in animal feeds is in salmon feed, although feeds for trout, sea-bream and poultry also include astaxanthin. The global market for astaxanthin in salmon feeds in 1998 was estimated to be $185 million. The largest competitor in this market is Hoffman-LaRoche, which is estimated to have more than 95% market share. However, Hoffman-LaRoche produces synthetic astaxanthin, which is a different molecule than the natural astaxanthin found in HAEMATOCOCCUS. We believe there are now niche markets for natural astaxanthin, and that those markets could grow depending upon consumer preference for a natural alternative. We would need a large increase in our production capacity to satisfy a significant demand for AQUAXAN-TM-, and any such increase would require significant capital and the time to construct expanded production facilities. We do not intend to seek financing for any such expanded production capacity unless we receive firm orders for significant additional sales. We cannot guarantee that such orders will occur. For more information about AQUAXAN-TM-, please see "Management's Plan of Operation - (3) Aquaxan-TM- - Natural Astaxanthin for Animal Feed".

(2)  NUTRACEUTICAL PRODUCTS

We are currently planning to launch a second nutraceutical product in the year 2001. We believe the potential market for this product exceeds $100 million per year. At this time, we are not aware of any competitors that produce this product. The State of Hawaii Department of Agriculture recently approved our request to import the relevant species of microalgae that we will use to produce this product. We began pilot production of this microalgae in October of 1999. We expect production trials will require at least six months, and that product formulation and marketing may require an additional six months. At present, we cannot be certain that we will be successful in any or all of the many steps required to bring this product to market. For more information about this product, please see "Management's Plan of Operation - (2) Our Second Nutraceutical Product."

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

We do not currently have the expertise to develop and commercialize pharmaceutical products on our own. Our general strategy is to seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. In June of 2000 we created our first Microalgae Compound Library, in conjunction with EnzyMed (recently acquired by Albany Molecular Research; NASDAQ:AMRI), for the purpose of drug discovery via licensing to the biopharmaceutical industry. Shortly thereafter, we submitted the library to the U.S. National Cancer Institute for screening against 60 cancer cell lines. The library continues to be under investigation.

In January 2001 we executed an agreement to develop new pharmaceuticals from a collection of more than 2,000 strains of microalgae held by University of Hawaii. The collection has already produced CRYPTOPHYCIN and LAULIMALIDE, two anti-cancer drug candidates licensed to major pharmaceutical companies and now in clinical trials. The collection contains 170 other new, bioactive compounds that have never been tested against other diseases. We plan to develop compound libraries from these molecules, and will apply our proprietary cultivation technology to produce quantities sufficient for pre-clinical trials. Under the agreement, University of Hawaii will receive approximately $550,000 over the initial two-year term for maintenance and research work on the collection and royalties from any new drug candidates discovered by Aquasearch. We are pursuing drug discovery agreements with research groups at other medical schools in the United States. Our development of pharmaceutical products from microalgae involves many significant risks and uncertainties, however, and our efforts in this area may be unsuccessful. For more information about our pharmaceutical drug development efforts, please see "Management's Plan of Operation - (4) Drug Discovery Libraries and - (5) Expanding Our Product Pipeline."

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

           2) BUILD A MARKET IN DRUG DISCOVERY. A significant part of our drug discovery program plan is our agreement with University of Hawaii, which gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae. We plan to cultivate the microalgae in this collection, purify the known bioactive compounds, and then produce Compound Libraries for pre-clinical studies. We expect to further develop new drug candidates in collaboration with strategic partners in the biopharmaceutical industry.

           3) BUILD MARKET SHARE IN THE ASTAXANTHIN ANIMAL FEED MARKET. Our AQUAXAN-TM- product - superior in astaxanthin content to any other natural source - attracted two customers within one week of its availability. We believe that this product will help us build a reputation for quality, which we intend to leverage to build market share. Martin Guerin, formerly Cultor's leading manager for development of the astaxanthin market, presently serves as our Vice-President, Sales and Marketing. We also maintain a strong relationship with Cultor as a preferred distributor, through which our astaxanthin products will gain faster access to the world market than would have been possible if we had attempted to build our own marketing and distribution channel first. We plan to independently develop and/or collaborate with corporate partners to develop additional applications for AQUAXAN-TM-.

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

           5) DEVELOP OTHER COMMERCIAL PIGMENTS. We expect that the award of a $2.4 million project from the U.S. Department of Energy to develop high value products from microalgae will provide the largest springboard for product development. Of the total $2.4 million award, we expect to receive $1.2 million over three years pursuant to a subcontract with Physical Sciences, Inc. We also believe that our partnership in MarBEC will leverage the development of commercial pigments from other species of microalgae. This is a central goal of MarBEC research, and one of the prime reasons we chose to be an Industrial Partner.

           6) EXPAND STRATEGIC ALLIANCES. We intend to strengthen existing partnerships and develop new relationships to commercialize microalgae products. In particular, we are targeting potential partners - like MarBEC, Albany Molecular Research, and biopharmaceutical companies in general - that have greater research and development, scientific, technical, financial, marketing, sales and/or distribution resources than we do. Our main objective is to create mutually beneficial alliances that create and expand markets for our products.

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

           1) ASTAXANTHIN PRODUCTION. We can increase astaxanthin production in two ways:

                - OPTIMIZATION. In 1999 we increased astaxanthin content by 50%, and tripled HAEMATOCOCCUS productivity. In late 2000 we increased productivity by another 30%. These increases in production were due entirely to optimizing growing conditions through research. We believe more optimization is possible. We have achieved 6% astaxanthin content in the laboratory, which alone would again double our production. We could more than triple production if we attain the greater than 10% content reported in the scientific literature. We are now working on additional methods which, if applied in AGMs and finishing ponds, might independently double production. Based on our operations to date, we believe that optimized production will require no additional capital.

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

           2) OTHER MICROALGAE. We are now focused on microalgae that do not require the use of finishing ponds in the production process. This approach allows us to use the 80% excess capacity we have in AGMs. We can devote this AGM production capacity to:

                - OUR SECOND NUTRACEUTICAL PRODUCT. We believe we can produce enough microalgae to sustain our first year's production in this new market, without any increase in production capacity. We base this belief on knowledge - reported in the scientific literature - regarding growth rates and content of the bioactive compound in this species. We intend to optimize yields and processing protocol in pilot production runs over a period of no less than six months.

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

MARKETING AND SALES

Our primary business strategy is to establish our reputation as the global leader in developing and manufacturing high value microalgae products. Our marketing strategy may vary depending on the product and its market, but is based on these two fundamental principles:

           1) CREATE AN ALLIANCE WITH THE CONSUMER. In each of our currently chosen markets, the "consumers" are quite different. The consumers of AQUAXAN-TM- are animal feed companies. Consumers of THE ASTAFACTOR-TM- are individuals. Consumers of DRUGS FROM THE SEA-TM- are biopharmaceutical companies. In each of these markets, we seek a relationship that allows direct communication and mutual benefit. This type of relationship ensures that the consumer receives current and accurate information regarding the product, and that we receive information enabling us to improve the product.

           2) SELL DIRECTLY TO THE CONSUMER. This approach should always allow us to maximize profit. In markets where competitors do not sell directly to the consumer, our ability to minimize cost to the consumer may offer a competitive edge.

AQUAXAN-TM-. The international nature of the animal feed market requires reliance on global feed producers or distributors. Our relationship with Cultor, the world's second largest user of astaxanthin in animal feed, has allowed us to develop certain strategic research and development, sales and marketing and distribution arrangements. At the same time our recently modified agreement, which is in effect for one more year, releases us from the requirement to sell exclusively to or through Cultor. We are currently working through Cultor and other companies on product trials in various countries. These trials are designed to provide data that will fulfill regulatory requirements, and thus further expand our market. We believe our strategic relationship with Cultor has reduced the time to market and increases the likelihood of market acceptance for AQUAXAN-TM-.

Sales of AQUAXAN-TM- began in July 1999 to a European life science company, and in September 1999 to a Japanese company. Our strategy is to build market share based on a reputation for quality and dependability. We believe there is a perception in this market that other producers of natural astaxanthin have failed to deliver product of consistently high quality. We believe this market has a significant demand for natural astaxanthin, and that demand will fall upon the first dependable producer of a high quality product. Based on our production capability and the quality of our product, we anticipate receiving more orders for AQUAXAN-TM- in the near future. We will determine whether to capitalize additional production capacity for AQUAXAN-TM- based on the demand for the product.

NUTRACEUTICAL ASTAXANTHIN. We began sales of THE ASTAFACTOR-TM-, our nutraceutical astaxanthin product, on March 30, 2000. We are actively considering certain proposals that include strategic alliances, distributorships and direct sales. We prefer a direct sales approach. However, we would consider entering into a strategic alliance that offered greater marketing or distribution capability along with significant profit sharing.

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

We produced our first Compound Library in June 2000. It is currently being tested by the U.S. National Cancer Institute. We believe that a positive result of these tests would validate our approach, and would facilitate marketing of this and other Compound Libraries. Our marketing approach is to directly contact senior managers and scientists in biopharmaceutical companies we have identified as potential alliance partners. We have already received strong expressions of interest in our libraries from several companies. For more information on this market, please see "Management's Plan of Operation - (4) Drug Discovery Libraries."

STRATEGIC ALLIANCES AND PARTNER RELATIONSHIPS

ENZYMED

In December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds that would be researched for new drug candidates. As part of this collaboration, we have agreed to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. EnzyMed has agreed to apply its proprietary process of "Combinatorial Biocatalysis" to our unique extracts of microalgae. From each unique extract, this enzymatic process typically creates multiplecompounds, many of which may be new to medical science. EnzyMed has demonstrated capability in Combinatorial Biocatalysis. EnzyMed was recently acquired by Albany Molecular Research (NASDAQ: AMRI). Aquasearch and Albany completed the first Compound Librbary in June 2000. Albany's contract customers for this type of "lead optimization" include Merck, Lilly, Hoffman-LaRoche, Novartis and other biopharmaceutical companies.

The compounds resulting from Combinatorial Biocatalysis comprise the "libraries." We believe that Microalgae Compound Libraries will be viewed as uniquely valuable to the biopharmaceutical industry because they represent a resource of great diversity that has yet to be explored.

We have agreed with Albany to jointly market these libraries to biotechnology and pharmaceutical companies that would screen the libraries for new drug candidates. To the extent we are able to enter into typical industry agreements in connection with our drug discovery efforts, we anticipate deriving revenues from the following:

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

THE 1999 MODIFIED AGREEMENT. In June 1999, we amended our agreement with Cultor with the following significant modifications:

           - TRADEMARK. The AQUAXAN-TM- brand name, with registration approved or pending in 16 countries, was transferred to us.
           - PRODUCT DEVELOPMENT. Cultor will continue to assist us in conducting product trials and obtaining regulatory approvals, and we will pay associated costs.
           - MARKETING, SALES AND DISTRIBUTION. Cultor agreed to purchase a certain minimum amount of AQUAXAN-TM- through June 2000.
           - EXCLUSIVITY. We were released from the requirement to sell AQUAXAN-TM- exclusively to or through Cultor, but Cultor is committed to purchasing AQUAXAN-TM- from us, provided that it meets or exceeds mutually agreed specifications.
           - CULTOR IS A PREFERRED CUSTOMER. Cultor may continue to market AQUAXAN-TM- for two years, through June 2001. Cultor has the right to pre-empt any purchase of a certain significant amount by other customers, provided Cultor meets the terms of such a proposed sale.
           - NO JOINT VENTURE. We retain all potential ownership of AQUAXAN-TM-production. Cultor relinquishes its option to form a joint venture.

We have developed a strong working relationship with Cultor over the past few years, and we believe our current agreement supports a continuing alliance of mutual benefit.

MARBEC

Our Industrial Partnership in MarBEC is key to developing our product pipeline. MarBEC is a 5-year, $26 million Engineering Research Center, or ERC, funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only five ERCs awarded by the National Science Foundation.

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

MarBEC's main research focus is the discovery and development of new products from microalgae. The Industrial Partnership, for which we have agreed to pay $20,000 annually, provides the following specific benefits:

           -    new research results prior to public disclosure;
           -    preferential rights to intellectual property;
           - privilege to sponsor focused research, resulting in exclusive intellectual property rights;
           - preferred access to specialized and unique facilities and equipment;
           -    preferred access to microalgae culture collections;
           - membership on the Industrial Advisory Board along with current members Cargill and Cyanotech;
           -    opportunity to influence specific research; and
           -    preferential access to student interns.

On average, ERCs have 35 industry partners. The prime benefits cited by industry partners in other ERCs include networking with related companies, advance awareness of new products and technology and the availability of graduates with superior training and education as future employees.

UNIVERSITY OF HAWAII AT MANOA

In January 2001 we executed an agreement to develop pharmaceuticals from a unique collection of approximately 2,000 strains of microalgae held by the University of Hawaii. The agreement gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae contained in the collection. Two of the compounds are now in Phase II clinical trials for treatment of cancer. Most importantly, the bioactive compounds have never been tested in any disease BUT cancer. It is possible that some of these compounds will also prove active against other diseases. Under the agreement, the University will receive approximately $550,000 over the initial two-year term for maintenance and research work on the collection and royalties on any revenues to Aquasearch that derive from the use of the collection.

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

HARVESTING FROM THE WILD. We are aware of one company, Cell Tech of Oregon, which harvests natural "blooms" of microalgae. A "bloom" is an unusually high concentration of microalgae, generally dominated by a single species, which usually occurs in spring or summer. We do not believe this process is sufficiently dependable or controllable to represent significant competition. First, microalgae blooms in nature are generally at least 10 times lower in concentration than cultivated microalgae. Second, relatively few species of microalgae actually create blooms. Third, the timing and intensity of blooms is subject to local climate, water conditions, and other factors that are difficult if not impossible to control. Finally, many blooms may be dominated by a single species of microalgae, but often include significant percentages of other species that may not be desirable.

CLOSED SYSTEM PHOTOBIOREACTORS. We believe that AGM technology is the first closed-system, process-controlled photobioreactor ever to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are aware of only three companies in the world - Biotechna of Australia, MicroGaia of Hawaii and Thallia Pharmaceuticals of France - that possess proprietary photobioreactor technology. Compared to the AGM, we believe that both of these photobioreactors:

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

AQUAXAN-TM-

Competitors in the market for astaxanthin used in animal feed include BASF, Hoffman-LaRoche, Cyanotech, AstaCarotene and Igene. Of these, only Cyanotech and AstaCarotene produce natural astaxanthin from Haematococcus. Cyanotech's current product has significantly lower astaxanthin content than AQUAXAN-TM-, which we believe provides us with a competitive advantage. We believe that AstaCarotene's production capability in Sweden is much more capital-intensive than ours, and therefore provides us with a cost advantage. We believe that Igene's yeast product, the chemical form of which is different from that found in nature, although possibly successful in the Americas, may face problems with consumer-acceptance in Europe. Currently, the synthetic astaxanthin manufactured by BASF and Hoffman-LaRoche dominates the market. Both of these companies have significantly greater research and development, technical, financial, management, marketing and sales resources than we do. However, synthetic astaxanthin can be differentiated from the natural alternative, which we believe may provide us with certain competitive advantages. Although BASF and Hoffman-LaRoche may continue to dominate the $185 million market for astaxanthin, we believe that a significant niche exists for a high quality, natural source of astaxanthin.

Hoffman-LaRoche has maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, when no viable competitive product was available. However, Hoffman-LaRoche could reduce the price of its synthetic astaxanthin product significantly in response to the introduction of any competing natural astaxanthin product. Any such pricing or other competitive pressure could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. Products of which we are not aware, or products that may be developed in the future, may also adversely affect the marketability of AQUAXAN-TM-.

THE ASTAFACTOR-TM-

Many of the potential competitors for THE ASTAFACTOR-TM-, our nutraceutical astaxanthin product, are the same as for Aquaxan-TM-. However, to our knowledge neither BASF nor Hoffman-LaRoche has indicated an interest in this market. Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to synthetic ones, and will not pay premium prices for synthetics if they are available. We are aware of many companies interested in marketing nutraceutical astaxanthin, but of these only Cyanotech and AstaCarotene produce the product from Haematococcus. We believe our production process has cost advantages over those of both companies - a lower production cost than Cyanotech because our product is twice as concentrated, and a lower capital cost than AstaCarotene because Hawaii's climate requires less costly modification than Sweden's climate. The remaining known producers of astaxanthin may face certain challenges that we do not. We believe that the krill extract sold by Itano of Japan is much more expensive to produce than HAEMATOCOCCUS. We believe that Igene's yeast product may not be as readily accepted as our natural astaxanthin product by consumers of nutraceuticals.

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

Competition is not likely to come from companies that provide bacteria or fungi. Soil bacteria and fungi have been so thoroughly screened for pharmaceuticals that more than 99% of the so-called "active leads" identified in screening programs prove to be rediscoveries of known compounds.

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

We have been awarded a total of thirteen patents, relating to three inventions:

           - the AGM apparatus (Europe, Australia, Norway, Hong Kong, South Korea);
           - general processes for cultivating microalgae in photobioreactors (U.S., Europe, Australia); and
           -    processes for cultivating HAEMATOCOCCUS (U.S.).

We have additional patents pending internationally and in the United States.

The patent positions of biopharmaceutical and biotechnology companies, which are similar to ours, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that any of our pending patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued to our strategic partners or us may not provide a basis for commercially viable products or may not provide any competitive advantages. Third parties could challenge our patents. The patents of others could limit our ability to use certain processes or technologies. Any of these preceding situations could have a material adverse effect on our ability to do business. Furthermore, patent law relating to the scope of claims is still evolving in the technology fields in which we operate. As a result, the degree of future protection for our proprietary rights is uncertain. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

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

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals, or cosmetics, could require that we develop and adhere to GMP as suggested by the FDA, ISO standards as suggested in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current facilities and procedures do not yet fully comply with GMP or ISO standards, but we have not found it necessary to implement our plan for compliance. When the necessity arises, we believe we are ready to respond accordingly. It may be possible in the very near future to simultaneously qualify for both ISO 9000 and ISO 14000, and we may prefer to do so because compliance procedures can be expensive.

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

Regulatory authorities may view AQUAXAN-TM- as a food additive. Nutraceutical products we develop will be viewed as human dietary supplements. The FDA will require pre-market clearance for both of these product types if they are intended for ultimate human consumption in the United States. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. The FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food additive in 1995, but this does not guarantee that the FDA will grant similar approval for AQUAXAN-TM-. FDA clearance for dietary supplements can be obtained by notifying the FDA in writing of our intention to market a certain product and, if we do not receive any objection within a certain period of time, approval is implied. Aquasearch received such FDA clearance for THE ASTAFACTOR-TM- in early 2000. We cannot ensure that any of our future potential products will be cleared by the FDA on a timely basis, if at all.

AQUAXAN-TM- and THE ASTAFACTOR-TM-, our nutraceutical astaxanthin product, are likely to be distributed in foreign countries, including the European Union, Japan, Canada and Australia. Regulatory approvals in foreign markets vary by country. AQUAXAN-TM- has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. We believe the approval process for both AQUAXAN-TM- and THE ASTAFACTOR-TM- in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, we can provide no assurances in this regard. AQUAXAN-TM- has not been submitted to the European Union for approval, and we cannot guarantee that the determination by Swedish authorities will have any influence on the determination to be made by the European Union.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

EMPLOYEES

As of October 31, 2000, we had 42 full-time employees, of whom seven have Ph.D.s. Twenty-one are involved in the production and harvesting process, nine are involved in research and development and 12 are involved in administration and support. We consider relations with our employees to be very good. None of our employees are covered by a collective bargaining agreement.

KEY SCIENTISTS

Our scientists, as a group, lead all aspects of product development, process optimization and the research upon which our business is based.

DR. MICHAEL CUSHMAN is Vice-President, Research and Development. He received his Ph.D. in analytical chemistry from Duke University in 1982 and was with Eastman Chemical Company until October 2000. Dr. Cushman developed more than 20 patents, yielding multi-million dollar returns for Eastman. Most recently, Dr. Cushman led a $31 million program that has revolutionized the commercial production of Vitamin C. The new biotechnology-based process, heralded in 1999 in a joint announcement by President Clinton and Eastman Chemical, is economically superior to current petrochemical methods and is now being readied for commercialization. Dr. Cushman and the team sought and obtained external funding for the project from the U.S. Department of Commerce. He then provided both technical and administrative leadership for a team that included two universities and five industrial partners. In the late 1980s, Dr. Cushman led a technology development team that significantly improved the economics of Eastman's Coal Gasification facility. As Laboratory Head for Process Instrumentation in the early 1990s he directed process automation, pilot plant support, and the development of novel process analyzers. As Laboratory Head for Industrial Biochemicals in the mid-1990's, he was responsible for administration, technology scouting, and external funding, and led two multi-million dollar research programs.

DR. MAI D. G. LOPEZ received her B.S. (CUM LAUDE) in Biology from University of the Philippines in 1975, her M.S., also in Biology from University of the Philippines, in 1981, and earned her Ph.D. in Marine Biology from University of California, San Diego in 1991. Dr. Lopez has been a leading contributor to quality control and production practices since joining us in 1999. Her research career has focused on the feeding ecology of various marine invertebrates, an area in which she has published 24 scientific papers. She has held an academic teaching and research position at University of the Philippines (1991-92), and positions of Visiting Research Scientist at University of Hawaii (1992-94), and Research Scientist at Scripps Institution of Oceanography (1994-98).

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

DR. MIGUEL OLAIZOLA received his Ph.D. in Biological Oceanography from the State University of New York at Stony Brook in 1993. Dr. Olaizola has led research in pigment biosynthesis, microalgal physiology and productivity since joining us in 1996. He also administers our internship program and manages our quality control laboratory. Dr. Olaizola devoted his graduate and post-graduate research to the study of carotenoid biosynthesis in microalgae, primarily diatoms and cyanobacteria. During 1993 to 1995, Dr. Olaizola was a Post-Doctoral Fellow at the Joint Research Center of the European Commission in Italy. During 1995 and 1996, Dr. Olaizola was a Post-Doctoral Researcher at Scripps Institution of Oceanography, University of California, San Diego, where he studied microalgal growth and physiology. He was recently appointed as an Affiliate Professor of Aquaculture at the University of Hawaii at Hilo and Adjunct Associate Researcher at the University of Hawaii at Manoa.

DR. MIA UNSON received her B. S. in Biology from the Ateneo de Manila University, Philippines (1986), graduating CUM LAUDE. She received her B. S. in Chemistry (1987) also from the Ateneo de Manila University, and was awarded the Departmental Award in Chemistry for the most outstanding graduating student that year. She earned her Ph.D. in Oceanography, specializing in Marine Chemistry, in 1993 from the Scripps Institution of Oceanography, University of California, San Diego. Dr. Unson leads Aquasearch programs in natural products chemistry and drug discovery, directing collaborative projects with chemists and medical researchers at other institutions. Her accomplishments include studies of actinomycete thiol biochemistry, and purification and characterization of marine natural products from various organisms including cyanobacteria. As a postdoctoral research chemist in the Department of Chemistry and Biochemistry at the University of California, San Diego (1995-99) Dr. Unson developed and is the lead inventor on a pending patent application for a new tuberculosis immunoassay. Her research career has focused on the development of bioactive molecules.

DR. MELANIE WEAVER is Director of Clinical Operations. She received her Ph.D. in experimental psychology from the University of New Mexico in 1988. She carried out postdoctoral research in psychopharmacology at Rutgers University (1988-89) and in pharmacology and neuroscience at the University of Texas at Austin (1989-93). Dr. Weaver has served as Director of Clinical Site Operations at SCIREX Corporation from 1993 until October 2000, where she managed and directed more than a hundred clinical studies. SCIREX is a clinical research organization that provides integrated drug development services, focusing especially on CNS studies.

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

JOHN WESTERDAHL holds a B.S. in Foods and Nutritio, a Master's degree in Public Health in nutrition and health education from Loma Linda University, and additional degrees and certifications as a Master Herbalist, Registered Dietitian, and Certified Nutrition Specialist. He is currently the Director of Health Promotion and Nutritional Services at Castle Medical Center in Kailua, Hawaii where he is responsible for programs and services in medical nutrition therapy, preventive medicine and wellness. As Senior Nutritionist for six years at Shaklee Corporation, a respected manufacturer of nutritional products, Mr. Westerdahl was actively involved in corporate product development, research, and technical support, including participation in human clinical trials. He is a member of the American Dietetic Association, the American College of Nutrition, the Association of Natural Medicine Pharmacists, and the American Society of Pharmacognosy. Mr. Westerdahl has published extensively on the topic of human nutrition, including recent publications in HANDBOOK OF PEDIATRIC NUTRITION and MEDICINAL HERBS: A VITAL REFERENCE GUIDE.

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

We believe the HOST Business Park is an excellent location for our current facility. The seawater utility at this location is unparalleled for very large-scale commercial production of marine microalgae. To our knowledge, nowhere else in the world is there a location with the volume, purity and low cost of seawater we have available at the HOST Business Park. Large facilities for producing freshwater microalgae will be more economical at locations other than the HOST Business Park. The cost of site work in old lava at Kailua-Kona is more expensive than in many Hawaii locations where soil prevails. Conditions for very large-scale commercial production of microalgae are exceptional throughout the Hawaiian Islands. Our location on the Hawaiian Islands provides us with large tracts of available land with moderate temperatures, high sunlight, low rainfall, easy access to fresh water, cooling seawater and power, a favorable business environment and proximity to the renowned marine biotechnology expertise at MarBEC and the University of Hawaii. We believe the Hawaiian Islands provide one of the most advantageous and economical locations in the world to cultivate microalgae on a commercial scale.

The concentration of our existing and planned research and development facilities and production facilities in the HOST Business Park or elsewhere in Hawaii involves various risks and uncertainties from potential natural disasters such as volcanic eruptions, earthquakes, tidal waves, hurricanes and related phenomena indigenous to Hawaii.

We are in the process of obtaining a 30-year lease of our current five acre parcel from the Natural Energy Laboratory of Hawaii Authority, the state entity which administers the HOST Business Park. More than half of the 800-acre HOST Business Park facility is currently undeveloped and, as one of the fastest growing and largest employers in HOST Business Park, our lease application is likely to be considered favorably, although we can provide no assurances in this regard.

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

On December 30, 1999, the United States District Court for the District of Hawaii granted summary judgment on our motion that Cyanotech infringed our patent, misappropriated our trade secrets and breached the terms of the parties' 1994 Dissolution Agreement. In its order, the Court found that the tube process used by Cyanotech for cultivating microalgae infringed the 5,541,056 Patent. The Court further found that Cyanotech violated the Uniform Trade Secrets Act and breached the 1994 Dissolution Agreement when it misappropriated trade secrets relating to our proprietary closed-system technology for cultivation of microalgae.

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

On December 4, 2000, the Court denied Cyanotech's motion for partial summary judgment.

We may be required to dedicate significant management time and incur significant legal fees and expenses to continue our pursuit and settlement of this action, which could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners. In addition, in the event that Cyanotech were to prevail, a finding of non-infringement or declaration of invalidity of our patent could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board (Symbol: AQSE:bb). The following table shows for the periods indicated the high and low bid quotations for our common stock for the three years ended October 31, 2000. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                            ------------------------------------
                                                               HIGH BID               LOW BID
                                                         ------------------------------------------
FISCAL 1998
     First Quarter...........................                   $0.29                  $0.20
     Second Quarter..........................                   $0.28                  $0.19
     Third Quarter...........................                   $0.24                  $0.18
     Fourth Quarter..........................                   $0.21                  $0.18

FISCAL 1999
     First Quarter...........................                   $0.22                  $0.18
     Second Quarter..........................                   $0.21                  $0.15
     Third Quarter...........................                   $0.52                  $0.14
     Fourth Quarter..........................                   $0.32                  $0.25

FISCAL 2000
     First Quarter...........................                   $0.50                  $0.25
     Second Quarter..........................                   $2.25                  $0.54
     Third Quarter...........................                   $0.88                  $0.51
     Fourth Quarter..........................                   $0.73                  $0.29

As of the date of October 31, 2000, we had approximately 2,000 record holders of our 105,589,076 shares of common stock.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from June 1997 to October 31, 2000, we sold an aggregate of $8,303,863 principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.375 to $2.00 per share and a term of three years. As part of this transaction, Earl S. Fusato, our Chief Financial Officer, Secretary and a member of our Board of Directors, purchased $2,030,000 of convertible notes.

Through October 31, 2000, some of the holders of the convertibles notes (amounting to $8,213,863 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 44,429,284 shares of common stock and also issued 8,000,137 warrants in connection thereto. As part of this transaction, Mr. Fusato converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,540,713 warrants.

During the year ended October 31, 2000, we received $263,500 from the exercise of warrants to purchase 527,000 shares of common stock.

During the period from February 1, 1999 to October 31, 2000, Gregory Kowal purchased 7,333,334 shares of our common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received warrants to purchase 1,100,000 shares of our common stock at $0.40 per share with a term of three years.

In October 2000, Mr. Fusato exercised options to purchase a total of 1,425,000 shares of common stock at an exercise price of $0.36. The shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

In July 2000, we issued 50,000 shares of common stock at $0.25 per share to David Tarnas, for consulting services rendered as a member of our Board of Directors. In addition, we sold 50,000 shares of common stock at $0.25 per share to David Tarnas. The total proceeds from this transaction were $12,500.

In March 1998, Tana Alcalay, a former officer, exercised an option to purchase 466,862 shares of common stock at $0.0625 per share under a 3 year, 5 percent note payable, secured by the underlying shares of common stock.

In January and March 1998, we issued a total of 234,000 shares, valued at $0.25 per share, of common stock to a total of eight members of its Scientific Advisory Board (Farooq Azam, Robert Bidigare, John Bardach, William Fenical, Malcolm Gregory, Pearn Niiler, Edward Laws and Aladar Szalay) for services rendered in 1997 and 1998.

In October 1997, we issued 50,000 shares of common stock at $0.25 per share to Edward E. David, Sc.D., for consulting services rendered as a member of our Board of Directors. In addition, we sold 50,000 shares of common stock at $0.25 per share to Edward E. David, Sc.D. The total proceeds from this transaction were $12,500.

In September 1997, Ms. Alcalay exercised an option to purchase 463,250 shares of common stock at $0.0625 per share under a 3 year, 5 percent note payable, secured by the underlying shares of common stock.

During the two quarters ended October 31, 1997, we issued one-year convertible notes payable amounting to $560,000. The holders of these notes had an option to convert to equity under a planned private placement in early fiscal 1998. The convertible notes carried an interest rate of 10 percent per annum and warrants to purchase 1,000 shares of common stock at $0.50 per share for each $1,000 aggregate principal amount of convertible notes. The holders were shareholders and an officer/director.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section

4(2). No underwriters were involved in these transactions.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR MANAGEMENT'S PLAN OF OPERATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION RELATIVE TO MARKETS FOR OUR PRODUCTS AND TRENDS IN REVENUES AND ANTICIPATED EXPENSE LEVELS, AS WELL AS STATEMENTS INCLUDING WORDS SUCH AS "ANTICIPATE," "EXPECT," "BELIEVE," "PLAN," "ESTIMATE" AND "INTEND" AND OTHER SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN OUR PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE COMMISSION.

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

Key achievements in the past year include:

          - Introduction and sales of our first nutraceutical product, THE ASTAFACTOR-TM-
          - Completion of our first Compound Library in collaboration with Albany Molecular Research
          - Submission of our first library for screening by the U.S. National Cancer Institute
          - Selection to participate in a $2.4 million contract from the U.S. Department of Energy, of which we expect to receive $1.2 million over three years pursuant to a subcontract with Physical
              Sciences, Inc.
          - Initiation of two clinical trials on the effects of THE ASTAFACTOR-TM- on human health, and
          - Execution of a strategic drug discovery agreement with the University of Hawaii

At the same time, we have strengthened our scientific and managerial expertise and further optimized our microalgae production process. In October 2000, Aquasearch was honored as "Biotechnology Company of the Year" by the Hawaii Technology Trade Association.

In 2001, we plan to expand sales of THE ASTAFACTOR-TM-, develop our product pipepline, and grow our pharmaceutical drug development business.

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

           MAY: WE ENTERED INTO A MARKETING AGREEMENT WITH PMP PUBLIC AFFAIRS CONSULTING, INC. Under the agreement, PMP will lead a targeted marketing effort for THE ASTAFACTOR-TM-patterned after a patient group strategy well-known and proven in the biotechnology industry.

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

           JUL: WE RECEIVE AN AWARD FROM THE U.S. DEPARTMENT OF ENERGY. The project will utilize our AGM technology as the basis of an innovative approach to capture and store gases that cause the "greenhouse effect." We will team with Physical Sciences, Inc. of Andover, Mass. and the Hawaii Natural Energy Institute at the University of Hawaii on the $2.4 million project. We expect to receive $1.2 million over three years for our work on the project.

           AUG: OUR FIRST DRUG DISCOVERY LIBRARY IS COMPLETED in collaboration with Albany Molecular Research, Inc. The National Cancer Institute will be screening the library, consisting of a novel set of compounds derived from astaxanthin, for activity in sixty human tumor cell lines, including tests for activity against lung, colon, melanoma, prostate, ovarian, breast, and kidney cancers.

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

                     CYANOTECH FILES A MOTION FOR PARTIAL SUMMARY JUDGMENT of invalidity of the 5,541,056 Patent.

           SEP: PATENT AWARDED FOR MICROALGAE PRODUCTION PROCESS. The patent, awarded by the Australian Patent Office, applies to a "Method of control of HAEMATOCOCCUS species growth process."

                     DR. MICHAEL CUSHMAN APPOINTED AS VICE-PRESIDENT, RESEARCH AND DEVELOPMENT. Dr. Cushman, previously a Research and Development Leader at Eastman Chemical Company, will lead all product and technology development initiatives, including process optimization, production plant design and expansion, and development of new products.

           OCT: DR. CLIFFORD DACSO APPOINTED TO CHAIR MEDICAL ADVISORY BOARD. Dr. Dacso, the John S. Dunn, Sr. Research Chair of General Internal Medicine and Professor of Medicine at Baylor College of Medicine, will provide strategic guidance on product development, clinical trial protocols and results, and general oversight of medical affairs.

                     DR. MELANIE WEAVER NAMED DIRECTOR OF CLINICAL OPERATIONS. As Director of Clinical Operations, Dr. Weaver will lead all in-vitro, pre-clinical and clinical trial initiatives to investigate health benefits of nutraceuticals and to support the development of pharmaceutical drugs. Dr. Weaver formerly served as Director of Clinical Site Operations at SCIREX Corporation since 1993.

                     AQUASEARCH HONORED AS BIOTECHNOLOGY COMPANY OF THE YEAR by the Hawaii Technology Trade Association.

           NOV: WE ENTER INTO AN AGREEMENT TO SPONSOR A CLINICAL TRIAL IN EXERCISE INDUCED ASTHMA. The study, to be conducted at two research centers in Hawaii, will evaluate astaxanthin's ability to decrease the airway obstruction normally seen in patients who experience asthma as a result of exercise. Douglas Hiller, M.D., of Labman Hawaii, Inc. and Jon Ruckle, M.D., of Radiant Research will serve as co-principal investigators.

           DEC: THE U.S. DISTRICT COURT FOR THE DISTRICT OF HAWAII DENIES CYANOTECH'S AUGUST 2000 MOTION FOR PARTIAL SUMMARY JUDGMENT of invalidity of the 5,541,056 Patent.

2001
           JAN: WE EXECUTE AN AGREEMENT WITH THE UNIVERSITY OF HAWAII FOR EXCLUSIVE ACCESS TO A COLLECTION OF MORE THAN 2,000 STRAINS OF MICROALGAE. The collection, containing unusual species of microalgae, were collected throughout the world, mostly from the Pacific Ocean basin and screened for bioactive compounds. We intend to develop compound libraries for drug discovery and utilize our AGM technology to produce quantities sufficient for pre-clinical trials.

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

We continue to achieve targeted improvements in AGM technology and performance, as this table shows:

--------------------------------------------------- ---------------------------------------- --------------------------------------
                   IMPROVEMENT                                  PLANNED IN THE                           ACHIEVED IN THE
                                                                   PAST YEAR                                PAST YEAR
--------------------------------------------------- ---------------------------------------- --------------------------------------
                Increase AGM size                                     6X                                 Greater than 6X


              Decrease capital cost                                   2X                                       3X
              (per gallon capacity)


           Increase AGM production life                             30 days                                  60 days


          HAEMATOCOCCUS production rate                           Increase 3X                            Greater than 3X


          Astaxanthin content of product                      2.0% of dry weight                 Greater than 3.0% of dry weight
--------------------------------------------------- ---------------------------------------- --------------------------------------

These improvements to the AGM have reduced costs and increased productivity. We believe the AGM is the largest commercial photobioreactor in operation. To our knowledge, our current HAEMATOCOCCUS production rate is higher than any reported in the scientific literature.

(2)  INTELLECTUAL PROPERTY

We now have 13 U.S. and international patents relating to:

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

Our HAEMATOCOCCUS cultivation process is done in two steps. We use two types of large-scale production systems: (1) Aquasearch Growth Modules, and (2) "finishing" ponds. The following table shows the key features of these two production systems:

---------------------------- ----------------------------------------------------- -------------------------------------------------
          FEATURE                          AQUASEARCH GROWTH MODULE                                  FINISHING POND
---------------------------- ----------------------------------------------------- -------------------------------------------------
         Function                       Produce HAEMATOCOCCUS biomass                        Convert biomass to astaxanthin

        Technology                               Proprietary                                          Public domain

     Utilized capacity                               20%                                                  100%
---------------------------- ----------------------------------------------------- -------------------------------------------------

We have achieved much greater improvements in AGM performance than anticipated. As a result, we are now using only 20% of our AGM production capacity. If the market demands, we could increase total production by five times by increasing our finishing pond capacity. Relative to AGMs, finishing ponds are less costly to construct.

(4)  SALES

We completed construction of the expanded facility in February 1999. New processing equipment was installed in June 1999. Sales of AQUAXAN-TM- began immediately. Sales of THE ASTAFACTOR-TM- began in late March 2000.

(5)  PRODUCT PIPELINE

Prior to this year, our pipeline consisted of a single product: natural astaxanthin for use in animal nutrition. Our pipeline now includes:

           1)   Nutraceuticals
                -    Natural astaxanthin
                -    A second microalgae-based product

           2)   Drug discovery
                -    Compound libraries

Our nutritional supplement pipeline recently received a boost from the federal government. In October 2000 Aquasearch began work on a three-year, $2.4 million project, with funding from the U.S. Department of Energy, to develop proprietary "high-value products from microalgae." We expect to receive $1.2 million over three years for our work on the project. To the DOE, these high-value products would cut the cost of removing carbon dioxide - a greenhouse gas - from Earth's atmosphere. To Aquasearch, this contract significantly cuts our cost of product development. We expect our new nutritional supplement products to follow the process proven by The AstaFactor-TM- - nine to twelve months of product development, human clinical safety trials, and FDA approval. The State of Hawaii Department of Agriculture has approved our import permit for a new species of microalgae that is the basis of our second nutraceutical product.

We completed our first Compound Library in July 2000. Our agreement with University of Hawaii, signed in January 2001, provides Aquasearch with exclusive access to a collection of more than 100 new, bioactive compounds from microalgae. We view this agreement as a cornerstone of our drug development business. Aquasearch plans to develop many of these molecules into additional compound libraries.

(6)  OUR TEAM

NEW SCIENTIFIC AND MANAGEMENT EXPERTISE. We have bolstered our team yet again. Michael Cushman,

Ph.D., formerly a senior scientist at Eastman Chemical with years of experience in managing cost-effective product development, joined us as Vice-President, Research and Development. Dr. Clifford Dacso, M.D., M.B.A,
Chief of General Internal Medicine and Vice-Chair for Strategic Development at Baylor College of Medicine, joined us as Chair of our Medical Advisory Board. Dr. Melanie Weaver, Ph.D., formerly Director of Clinical Site Operations at Scirex, a national clinical research organization, joined us as Director of Clinical Operations. These individuals bring Aquasearch a wealth of management and medical expertise that we believe is critical to advancing our business.

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

(7)  RECENT FINANCING ACTIVITY

On June 14, 2000, we entered into a common stock purchase agreement with Alpha Venture Capital, Inc., a Cook Islands corporation, under which we have agreed to sell and Alpha has agreed to purchase up to $10 million of our common stock. The agreement requires that we reserve a total of 20 million shares of our common stock for issuance pursuant to the purchase agreement. We filed a registration statement on July 13, 2000 with the SEC covering the resale of the common stock purchased by Alpha Venture Capital. We are under no obligation to use the equity line. No draws have been made on the equity line as of October 31, 2000.

In January 2001, the Company entered into an agreement to modify certain terms of the common stock purchase agreement with Alpha Venture Capital. Subject to the meeting of certain conditions including the consummation of an initial draw under the equity line of $560,000 and the delivery of the warrants to purchase 1,500,000 shares of the Company's common stock, the common stock purchase agreement will be amended to remove the exclusivity and penalty provisions, release shares presently reserved for future issuance under the equity line, and adjust the purchase price calculation of future draws.

During the period from June 1997 to October 31, 2000, we sold an aggregate of $8,303,863 principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have exercise prices ranging from $0.375 to $2.00 per share and a term of three years. As part of this transaction, an officer/director purchased $2,030,000 of convertible notes.

Through October 31, 2000, some of the holders of the convertibles notes (amounting to $8,213,863 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 44,429,284 shares of common stock and also issued 8,000,137 warrants in connection thereto. As part of this transaction, an officer/director converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,540,713 warrants.

During the year ended October 31, 2000, we received $263,500 for the exercise of warrants to purchase 527,000 shares of common stock.

During the period from February 1, 1999 to October 31, 2000, we sold to an individual 7,333,334 shares of our common stock at $0.15 per share. In connection with the sale we issued to the individual warrants to purchase 1,100,000 shares of our common stock at $0.40 per share with a term of three years.

During the year ended October 31, 2000, we issued $250,000 of one-year notes payable and $370,000 aggregate principal amount of 90-day notes payable. The notes are unsecured and bear interest at 10% per annum, payable at maturity.

During the year ended October 31, 2000, we issued $450,000 aggregate principal amount of one-year notes payable to an officer. The notes are unsecured and bear interest at 10% per annum, payable at maturity.

During October 2000, we received a total of $500,000 of short-term advances from Alpha Venture Capital. The advances are unsecured, bear no interest, and will be repaid from the initial draw under the equity line.

MANAGEMENT'S PLAN OF OPERATION

PLANNED OPERATIONS

During fiscal 2000, we introduced our first nutraceutical product, initiated a human clinical trial program for nutraceuticals, further optimized our production process, and received an award of significant federal funding to support accelerated product development.

During the next twelve months we will focus on sales and marketing, product development, and drug discovery, specifically:

           - expanding sales of our first nutraceutical product, THE ASTAFACTOR-TM-;
           - formulating more nutraceutical products; and
           - developing compound libraries for drug discovery.

(1)  THE ASTAFACTOR-TM- - NUTRACEUTICAL ASTAXANTHIN

THE PRODUCT. THE ASTAFACTOR-TM-, our first major nutraceutical product, is a dietary supplement rich in astaxanthin. Astaxanthin is a powerful, bioactive anti-oxidant (approximately 100 times more potent than Vitamin E), with anti-inflammatory properties. Astaxanthin has demonstrated efficacy in animal or human models of:

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

PRODUCTION CAPACITY. Our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above. We estimate this would generate retail sales of more than $5 million per year. We can expand most cost-effectively by adding only finishing ponds on adjacent property. We do have space available for expansion. We estimate this space would allow a five-fold expansion of astaxanthin production at a cost of approximately $1.8 million.

MARKETING STRATEGY. We believe there is a market for our natural astaxanthin at all levels in the value chain. First, we began selling THE ASTAFACTOR-TM-directly to consumers. Second, popular demand in Hawaii created the opportunity to distribute THE ASTAFACTOR-TM- directly to more than 40 retail outlets, and we are pursuing similar distribution channels elsewhere. Third, we are actively developing a market for natural astaxanthin as an ingredient. This multi-tiered strategy is designed to maximize margins at minimal cost.

REGULATORY ISSUES. The U.S. Food and Drug Administration has primary regulatory responsibility in nutraceutical markets. Many regulations apply. The DSHEA Act of 1994 governs certain conditions of sale of all nutraceutical products or dietary supplements in the U.S. We submitted a new dietary supplement application for THE ASTAFACTOR-TM- to the FDA in December 1999. According to the DSHEA Act of 1994, the FDA has 75 days from the date of a new dietary supplement pre-marketing application to object to its sale. If no such objection is made within that time, the applicant is free to begin marketing. We did not receive any objection to this application from the FDA.

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

PRODUCTION CAPACITY. In mid-1999 we received approval from the State of Hawaii Department of Agriculture to import the microalgae that is the basis of our second nutraceutical product. We began cultivation at AGM (commercial) scale in October of 1999. Our initial tests desmontrated feasibility more rapidly than we had anticipated. However, the significant federal funding we recently received for product development provides greater latitude in the choice of additional products. We now intend to develop several products simultaneously.

PRODUCT FORMULATION. The pro-vitamin in this product has chemical properties that are similar to astaxanthin, and therefore we believe the product formulation would also be very similar. We have not yet conducted any studies on product formulation.

MARKETING STRATEGY. We intend to market this product directly to consumers, retailers, and product formulators, building on the experience we will have developed with nutraceutical astaxanthin.

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

COMPETITION. AQUAXAN-TM- competes directly with only one product produced from HAEMATOCOCCUS microalgae, NATUROSE-TM-, manufactured and sold by Cyanotech. NATUROSE-TM-is advertised to contain 1.5% astaxanthin. AQUAXAN-TM- contains 3% astaxanthin.

TIMING OF PRODUCT RELEASE.  We began our first sales of AQUAXAN-TM- in July
1999.

(4)  DRUG DEVELOPMENT

THE DRUG DISCOVERY PROCESS. The average cost of discovering one new drug and bringing it to market now exceeds $320 million. Surprisingly, half those costs are incurred in "discovery." Pharmaceutical companies may spend more than $150 million before the drug even goes into clinical trials.

THE DISCOVERY PROCESS: Most new drugs are based on substances discovered in nature. The crude extract of a plant, for example, is shown to have antibacterial activity. The extract is repeatedly purified and tested until the antibacterial activity can be attributed to a single molecule. After pre-clinical testing, this "bioactive" molecule may become a drug candidate for clinical trials. The cost of discovering and identifying a bioactive molecule from natural sources is not large, by itself. The real cost of discovery lies in:

"REDISCOVERY": For every 250 compounds taken to discovery - only 1 is patentable. The remainder are "rediscoveries" - compounds that are already known, and therefore not patentable. The cost of rediscovery can be significant. Rediscoveries are common because biopharmaceutical companies continue to mine the common natural sources - terrestrial plants and microbes. The rediscovery rate among the microalgae is very low. Among certain groups of microalgae, MOST of the bioactive compounds are new, and therefore patentable. Why have biopharmaceutical companies not exploited this resource? The answer lies in:

CULTIVATION OF SUFFICIENT QUANTITY: Bioactive compounds from natural sources typically occur in very small amounts. Laboratory cultivation might provide enough pure compound for identification. But clinical trials must rely on large-scale cultivation or chemical synthesis. If cultivation cannot supply enough compound for pre-clinical trials, then the discovery process usually stops. Synthesis is expensive and, in 1 out of 5 cases, either prohibitively expensive or impossible.

AQUASEARCH PHOTOBIOREACTOR TECHNOLOGY - ITS ROLE IN DRUG DEVELOPMENT. We believe that our photobioreactor technology, the Aquasearch Growth Module, (AGM), is a revolutionary achievement. First, it is 1,000 times larger than the average laboratory cultivation system. Second, the level of computerized process control is greater than traditional biotechnology manufacturing processes. These two achievements allow large quantities of microalgae to be produced under highly controlled conditions. Solving these problems means that compounds - long stalled in the discovery process - may now be developed to yield viable drugs.

AQUASEARCH COMPOUND LIBRARIES - MAGNIFYING OPPORTUNITIES FOR DRUG DISCOVERY. This year we made our first "compound library." We began with pure astaxanthin - a known bioactive compound - and, in collaboration with Albany Molecular Research (NASDAQ: AMRI), we created a number of closely related "derivative" compounds. This collection of compounds is a compound library. Many of our new compounds are patentable.

Compound libraries like ours are attracting growing interest in the pharmaceutical industry because they are based on bioactive natural compounds, modified by a biological (enzymatic) process. Our first compound library has been under investigation by the U.S. National Cancer Institute (NCI) for the past six months. Compounds are being screened for activity against approximately 60 types of cancer cells.

It is too early report on any results of the NCI investigation, but we believe a positive result would strongly affirm the value of natural products from microalgae, AND validate our approach to compound libraries. We expect results from the NCI in the first few months of 2001.

OUR AGREEMENT WITH UNIVERSITY OF HAWAII - ACCELERATING DRUG DISCOVERY. A significant part of our drug development program is our agreement with University of Hawaii (UH), announced in January 2001. This gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae. These compounds were derived from a remarkable collection of approximately 2,000 strains of microalgae. One of the compounds is now in Phase II clinical trials for treatment of cancer.

Most importantly, the bioactive compounds have never been tested in any disease BUT cancer. Other compounds may prove active against other diseases.

We believe our agreement with UH is a significant opportunity. We estimate that to isolate from nature 100 bioactive compounds from traditional sources, a biopharmaceutical company would have to isolate and identify approximately 25,000 compounds. We are starting with these compounds and have the technology to supply sufficient quantities for further testing and pre-clinical trials.

The compounds remaining in the collection may prove active against other diseases. We plan to increase the probability of success by making compound libraries from selected bioactive molecules. This approach can create thousands of lead compounds for pre-clinical screening.

OUR DRUG DEVELOPMENT BUSINESS PLAN. Our business model is designed to reduce the risks inherent in drug development. Our proprietary cultivation technology - coupled with exclusive access to dozens of unique molecules in the UH collection
- enables us to proceed rapidly to pre-clinical studies. We expect to offer to larger biopharmaceutical companies a significant number of new, bioactive chemical structures for their pipelines.

We plan to develop patentable molecules in the UH collection into compound libraries over the next several years. The molecules in these libraries would then be screened against numerous diseases in a variety of pre-clinical trials. We believe that compounds which survive the pre-clinical study process may have considerable value.

Our strategy is to focus on strategic partnerships with biopharmaceutical companies that have an interest in acquiring new drug candidates.

According to a 1997 study by Andersen Consulting, the pharmaceutical industry must increase its rate of discovery of new drugs by a factor of ten by 2002 in order to maintain its historic growth rate.

We believe the potential sources of revenue from this approach may include the following:

           1)   Library Access Fee
                -    access time: limited to 3-12 months
                -    application: limited to certain diseases or disease areas
                -    multiple customers allowed

           2)   Licensing Fee
                -    $3 million to $15 million per compound per indication
                -    activated by decision to begin clinical trials

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

           4)   Royalties
                -    activated by FDA approval and full commercialization

(5)  EXPANDING OUR PRODUCT PIPELINE

PRODUCT AREAS.  We have established two areas to expand our product pipeline:

           -    Nutraceuticals
           -    Pharmaceutical drug development

BASIC STRATEGY: NUTRACEUTICALS. We have identified many potential nutraceutical products among the microalgae, mostly through the published scientific literature. Our nutritional supplement pipeline has recently received a major boost from the federal government. In October 2000 Aquasearch began work on a $2.4 million project, with funding from the U.S. Department of Energy, to develop proprietary "high-value products from microalgae." We expect to receive $1.2 million over three years for our work on the project. To the DOE, these high-value products would cut the cost of removing carbon dioxide - a greenhouse gas - from Earth's atmosphere. To Aquasearch, this contract dramatically cuts our cost of product development. We expect our new nutritional supplement products to follow the process proven by The AstaFactor-TM- - nine to twelve months of product development, human clinical safety trials, and FDA approval.

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

BASIC STRATEGY: PHARMACEUTICAL DRUG DEVELOPMENT. Our process for expanding the pipeline in drug development is firmly founded on strategic collaborations and alliances. We have strongly leveraged our ability to identify, extract, test, and purify novel bioactive substances from microalgae through our partnership with University of Hawaii. Additionally, we have enhanced our ability to produce Microalgae Compound Libraries through our collaboration with Albany Molecular Research.

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

           CORE RESEARCH: Discovery and development of new products from microalgae

           COST:  Industrial Partnership, $20,000 annually

           BENEFITS TO AQUASEARCH:
              - New research results prior to public disclosure
              - Preferential rights to intellectual property
              - Privilege to sponsor focused research, resulting in exclusive intellectual property rights
              - Preferred access to specialized and unique facilities and equipment
              - Preferred access to microalgae culture collections
              - Membership on Industrial Advisory Board (current members include
                Aquasearch, Cargill, and Cyanotech)
              - Opportunity to influence specific research
              - Preferential access to student interns

In the first ten years of the ERC program, two dozen centers generated more than 1,000 patents. Industry members in other ERCs have cited the principal benefits as (1) strategic relationships arising out of the academic/industry network, (2) access to specialized equipment and facilities, and (3) better educated ERC graduates.

PRODUCT DEVELOPMENT: UNIVERSITY OF HAWAII. We entered into an agreement in January 2001 with University of Hawaii that gives Aquasearch exclusive access to a collection of more than 100 patentable, bioactive compounds from microalgae. The UH collection has already produced one anti-cancer drug candidate that is now in clinical trials. Molecules in the UH collection have only been screened for anti-cancer activity. We believe that some of these molecules will prove active against other diseases. Key elements of our product development plan include:

       COMPOUND LIBRARY CREATION AND TESTING
           -  Purification of bioactive molecules from the UH collection
           -  Compound Library creation
           -  Pre-clinical studies

       BENEFITS TO AQUASEARCH:
           - Five-year license agreement conferring ownership of intellectual property to Aquasearch
           -  Increases value of drug candidates

We recognize that pre-clinical screening can be costly. However, we believe it is a very cost-effective investment. The minimum industry-standard license fee for one compound alone would substantially repay our anticipated investment.

We have three options for screening and pre-clinical trials. We can do them ourselves, with a corporate partner, or with a university partner. The cost of facilities, equipment and expertise dictates that we work with a partner.

TIMING OF PRODUCT RELEASE. Our pipeline expansion is a process designed to yield many more products at minimal cost. We aim to produce no less than five compound libraries in the first year of our agreement with University of Hawaii.

GENERAL ASPECTS OF PLANNED OPERATIONS

We expect to increase revenues from sales of AQUAXAN-TM- in 2001. However, we do not expect this product alone to be profitable, because we intend to reserve significant production capacity for THE ASTAFACTOR-TM-. Sales of THE ASTAFACTOR-TM- began on March 30, 2000.

Strategic relationships and collaborations will continue to be an important part of our business strategy. We now have such relationships with Albany Molecular Research, University of Hawaii, MarBEC and Cultor. We expect collaborations will expand to include other corporations and other universities. However, we cannot be certain to maintain existing partner relationships, nor can we guarantee to develop other successful relationships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through October 31, 2000, we had an accumulated deficit of approximately $16.4 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

We have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

We are in the process of transition to a full-scale commercial producer of microalgae products. These changes in our business have placed and will continue to place significant demands on our management, working capital and financial and management control systems.

RESULTS OF OPERATIONS

REVENUES. Most of the product we have produced to date has been used for product development and testing. In July 1999 we began to ship our natural astaxanthin product, AQUAXAN-TM-. During the years ended October 31, 2000 and 1999, we had revenues of approximately $158,000 and $52,000, respectively, in connection with these shipments. We began sales of THE ASTAFACTOR-TM-, our nutraceutical astaxanthin product, on March 30, 2000 and have recognized approximately $63,000 of initial sales through October 31, 2000. These amounts have been classified as other income in the accompanying financial statements, since they are considered to be incidental to our ongoing research and development activities.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility. Research and development costs were approximately $2.4 million for the year ended October 31, 2000 compared with approximately $1.7 million and $1.2 million for the years ended October 31, 1999 and 1998, respectively. The increases reflect costs associated with personnel additions, optimizing the very large Ultra-AGM, expanding production capacity, developing THE ASTAFACTOR-TM- and our compound drug discovery library. From inception through October 31, 2000, research and development costs have totaled approximately $7.2 million. We expect to incur significant additional research and development costs in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses were approximately $1.9 million for the year ended October 31, 2000 compared with approximately $1.8 million and $1.0 million for the years ended October 31, 1999 and 1998, respectively. The increase for the year ended October 31, 2000 reflects costs associated with personnel additions, raising capital, and our initial marketing efforts of THE ASTAFACTOR-TM- offset by a decrease in legal fees associated with our ongoing legal dispute with Cyanotech. The increase for the year ended October 31, 1999 reflect additional costs associated with personnel additions, legal fees incurred in connection with developing and protecting our intellectual property and raising capital. From inception through October 31, 2000, general and administrative expenses have totaled approximately $7.4 million. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

INTEREST EXPENSE. Interest expense for the years ended October 31, 2000, 1999 and 1998 included $381,893, $488,788 and $495,882, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those years. Interest on notes payable were approximately $130,000, $160,000 and $120,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the years ended October 31, 2000, 1999, and 1998, we raised approximately $3.6 million, $4.4 million and $3.3 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. From inception through October 31, 2000, we raised total net proceeds of approximately $15.8 million through public and private sales of equity and debt securities.

During the year ended October 31, 2000, cash used in operating activities were approximately $3.3 million compared with $3.2 million and $1.4 million during the years ended October 31, 1999 and 1998, respectively. From inception through October 31, 2000, cash used in operating activities have totaled approximately $11.5 million.

Capital expenditures for the years ended October 31, 2000, 1999, and 1998 were approximately $254,000, $1.2 million, and $1.8 million, respectively. From inception through October 31, 2000, capital expenditures have totaled approximately $4.1 million.

As of October 31, 2000, we had approximately $500,000 in cash.

We estimate a need for approximately $4.0 million in operating capital over the next twelve months. Projected product sales will begin to pay some operating costs. In the near term, we believe that existing capital resources including the $10 million financing commitment from Alpha Venture Capital, Inc., funds raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND EXPECT TO INCUR FUTURE LOSSES. OUR FUTURE FINANCIAL RESULTS ARE UNCERTAIN, AND WE MAY NEVER BECOME A PROFITABLE COMPANY.

We have had quarterly and annual operating losses since our inception in 1988. Our net loss in fiscal 2000 was approximately $4.6 million and our accumulated deficit at October 31, 2000 was approximately $16.4 million. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. Furthermore, we plan to increase our operating expenses as we continue to expand our product offerings. As a result, our losses may increase in the future even if we achieve our revenue goals.

We may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve profitability, including:

        - our ability to successfully manage the transition from a research and development company to a commercial-scale production enterprise;

        - our ability to successfully complete the commercialization and cost optimization of our products;

        - our ability to manage production costs and yield issues associated with increased production of our products;

        - the progress of our research and development programs for developing other microalgal products;

        - the time and costs associated with obtaining regulatory approvals for our products;

        - our ability to protect our proprietary rights;

        - the costs of filing, protecting and enforcing our patent claims;

        - competing technological and market developments;

        - changes in our pricing policies or the pricing policies of our competitors; and

        - the costs of commercializing and marketing our existing and potential products.

If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations and we may never become a profitable company.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE CAPITAL NECESSARY TO SUPPORT OUR PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES AND MANUFACTURE AND MARKET OUR PRODUCTS.

We will require substantial expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of $4.0 million in operating capital, before any planned capital expenditures. Many factors will determine our future capital requirements, including:

        - our ability to cost-effectively manufacture our products in commercial quantities;

        - market acceptance of our products;

        - the extent and progress of our research and development programs;

        - the time and costs of obtaining regulatory clearances for some of our products;

        - the progress of pre-clinical and clinical studies, where applicable;

        - the costs of filing, protecting and enforcing patent claims;

        - competing technological and market developments;

        - the cost of developing and/or operating production facilities for our existing and potential products; and

        - the costs of commercializing our products.

Product sales have begun to pay some of our operating costs, but we still need additional funding. We are seeking funds from public or private equity or debt financing. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to cut back on production, limit our product development activities, or delay expansion plans.

WE HAVE LIMITED MANUFACTURING EXPERIENCE, AND IF WE CANNOT OVERCOME THE CHALLENGES OF PRODUCING MICROALGAE ON A COMMERCIAL SCALE, WE MAY BE UNABLE TO SATISFY OUR OBLIGATIONS UNDER AGREEMENTS WITH OUR CUSTOMERS.

We have limited experience in manufacturing products derived from microalgae. To be successful, we must produce products at acceptable costs and ensure that the quantity and quality of our products comply with contractual requirements, regulatory requirements and local health, safety and environmental regulations. Many factors complicate the production of microalgal products and could at any time limit our monthly production, including:

        - microbial contamination;
        - variability in production cycle times due to technical and biological factors; and
        - losses of final product due to inefficient processing.

We currently have sufficient inventory to meet the requirements of our customers. However, if we cannot increase production of our products, we may be unable to satisfy our obligations under any future agreements. Our inability to increase production would limit our revenues, and could cause us to lose customers that demand more product.

IF WE CHOOSE TO RETAIN SOME OF OUR PRODUCTION CAPACITY OF NATURAL ASTAXANTHIN SO THAT WE CAN PRODUCE OTHER MICROALGAL PRODUCTS, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND FOR NATURAL ASTAXANTHIN.

We introduced our first retail nutraceutical product on March 30, 2000. We plan to retain some of our production capacity of natural astaxanthin in order to meet anticipated demand for this new product. By limiting the production of natural astaxanthin for our wholesale customers, we risk being unable to supply their requirements and we may lose customers. If we fail to establish a market for our retail product, the retention of these wholesale customers would be important to our success in increasing long-term revenues.

IF THE DEMAND FOR NATURAL ASTAXANTHIN REQUIRES US TO EXPAND OUR CURRENT PRODUCTION FACILITY, WE MAY EXPERIENCE SIGNIFICANT FINANCIAL, TECHNICAL AND BIOLOGICAL CHALLENGES.

We believe that we will have to produce natural astaxanthin in ton quantities to satisfy market demand. In order to meet the anticipated demand for natural astaxanthin, we will need to expand our production facility. Expanding our facility will require substantial research and development, additional capital and significant design and engineering costs.

We currently have only general plans for the size, location and production capacity of a new or an expanded production facility. We do not have a commitment to finance the construction of this facility. We plan to rely on a collaborative arrangement with one or more parties to help us develop and build a new facility. However, we may be unable to reach an agreement with any other entity regarding the development, timing, location or financing of a new facility on favorable terms, if at all. If we fail to either expand our current production facility or develop a new production facility, then we may lose the opportunity to increase our revenues. We could also lose wholesale customers, both current and future, who may rely on increasing product delivery.

OUR CUSTOMER BASE IS CONCENTRATED AMONG SEVERAL CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on several customers: a European-based distributor, a U.S. life sciences company, a U.S. nutraceutical company and a Japanese life sciences company. These companies currently purchase approximately 75% of the natural astaxanthin products we produce. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation and we could have difficulty attracting new customers.

IF WE FAIL TO MAINTAIN CURRENT OR FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important component of our business strategy is to develop strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgal products that we intend to develop. For example, we entered into a strategic relationship with Cultor in 1996 relating to the production and worldwide distribution of our natural astaxanthin product for animal feed and animal nutrition. In December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds to be jointly marketed to biotechnology and pharmaceutical companies to screen the libraries for new drug candidates.

We intend to enter into strategic relationships with other companies to develop additional applications for our technology, commercialize our future products, assist us in obtaining regulatory approvals and provide sources of funding. We cannot guarantee that any of our present or future corporate partners will perform their obligations to us, or that we will be able to perform our obligations to them. Additionally, our strategic relationships could be adversely affected by many additional factors, including:

        - the development of competing technologies or products by a strategic partner;
        - the failure of strategic partners to devote sufficient resources to developing and commercializing our products;
        - our inability to enter into competitive arrangements;

        - our failure to obtain timely regulatory approvals; or
        - the premature termination of an agreement with a strategic partner.

We have complex agreements with our consultants and corporate partners that may give rise to disputes regarding the rights and obligations of the parties. Any dispute or disagreement could lead to delays in research, development or commercialization of our products. Disputes could result in litigation or arbitration, which could be time consuming and expensive. Any dispute could limit our ability to generate revenue, and could also damage our relationships with customers and other corporate partners.

We may be unable to maintain or expand our relationships with existing corporate partners, or to replace existing corporate partners if our relationships with existing partners terminate. If we are unable to establish appropriate strategic relationships, we may need to raise additional capital to undertake these activities at our own expense. If we cannot rely on corporate partners for strategic assistance in their areas of expertise and instead have to develop our own expertise in these areas, then we may experience delays in launching, marketing, selling and distributing new products. Any delay could create additional costs, and limit our ability to expand our business.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL SUFFER.

Our success depends on the continued efforts of the principal members of our management team, specifically:

        - Mark E. Huntley, Ph.D., our Chairman, President and Chief Executive Officer;

        - Earl S. Fusato, our Chief Financial Officer;

        - Michael Cushman, Ph.D., our Vice-President of Research and Development, and

        - Martin Guerin, our Vice-President of Sales and Marketing.

We are also highly dependent on our ability to attract and retain key scientific, technical, management and operating personnel, including consultants and members of our Scientific Advisory Board. The number of qualified aquatic microbiologists and bioengineers is limited, so competition for their services is intense. In order to execute our business plan, we need to develop expertise and add skilled employees or retain consultants in areas such as research and development, clinical testing, government approvals, manufacturing and marketing. We may be unable to attract and retain qualified personnel or develop the expertise needed in these areas. We currently have a small research and development and management group with limited operating experience. If we lose or fail to attract key personnel, we may be unable to execute our business plan.

IF THE MEMBERS OF OUR SCIENTIFIC ADVISORY BOARD ARE UNABLE TO COMMIT SUFFICIENT TIME TO OUR BUSINESS, WE MAY NOT BE ABLE TO DEVELOP NEW MICROALGAL PRODUCTS.

The members of the Scientific Advisory Board are not our employees and each member has commitments to other entities that could limit their availability to us. We depend on members of our Scientific Advisory Board to assist us in optimizing production and processing methods. We also rely on them to formulate research and development strategy for both existing and potential microalgal products. Due to their limited availability, we cannot be sure that they will be able to commit the time necessary to provide us with the guidance we need, nor can we be certain that we will be able to retain key Scientific Advisory Board members.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE

UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

Until last year, we focused almost exclusively on product research and technology development. As we began full-scale commercial production of microalgal products, we have had to create or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting, and training. During this transition, we have experienced rapid growth, and we expect this growth to continue. Over the past year, the number of our employees has nearly doubled. We expect that number to double again next year to reach a total of approximately 80 employees. We have had to dramatically improve our management systems in order to deal with the increase in the number of employees. In addition, our growth will require significant improvement in our organization, planning and management and we expect that we will need to expand our production capabilities. We are in the early stages of designing and planning an expanded production facility at another location.

We expect significant demands on our financial and management control systems to increase this year. We believe our systems and controls will address current needs, but they may be inadequate to address future business expansion. If we fail to upgrade our financial and management control systems, or if we encounter difficulties during these upgrades, then we may not be able to effectively manage our human and financial resources. Such inefficiencies could make it difficult to retain or attract employees, and could directly or indirectly create unnecessary expenses.

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES.

We are actively developing three product lines, nutraceuticals, compound libraries for drug discovery and natural astaxanthin for animal feed. We believe the success of our nutraceutical product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP. We expect the success of our compound library products will depend primarily on our ability to attract corporate customers in the biopharmaceutical industry and, ultimately, on their discovery of new drug candidates. We believe the prospects for both natural astaxanthin for animal feed and nutraceutical astaxanthin will depend, in the short term, on product quality and competitive pricing. Our ability to penetrate new markets for natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets.

We cannot assure successful development of any existing or potential microalgae-based product line, nor can we guarantee market acceptance of any of our products. We have marketing experience in animal feed markets, however, we do not have experience in nutraceutical or pharmaceutical markets. We have no experience in electronic marketing or in direct retail sales. We are strongly dependent on the marketing skills and efforts of our corporate partners, consultants and contractors. We cannot assure you that our partners, consultants or contractors will be successful in their marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to successfully develop or commercialize any of our product lines, then our revenues will fail to grow.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, AND OUR EFFORTS TO DO SO COULD BE TIME CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

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

We have been awarded two patents in the United States, two patents by the European Patent Office, three patents in Australia, and one patent each in Hong Kong, Norway and South Korea for our closed system microalgae cultivation process. We have additional patent applications pending in the United States and internationally. We cannot guarantee that any of our pending patent applications will result in issued patents. We may be unable to develop any additional patentable proprietary technologies. We cannot be certain that any patents issued to us or to our corporate partners will provide a basis for commercially viable products or provide us with any competitive advantage. Third parties could challenge our patents, or could obtain patents that have a material adverse effect on our ability to do business.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Patent law is still evolving in the scope of claims in the technology area in which we operate. The degree of future protection for our proprietary rights, therefore, is uncertain. We cannot guarantee that others will not independently develop similar or alternative technologies. Other parties may duplicate our technologies, or, if patents are issued to us, they may design around the patented technologies we developed. Other parties may have filed or could file patent applications that are similar or identical to some of ours. These patent applications could have priority over ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could be very costly. In addition, the laws of some foreign countries may not protect our patents and other intellectual property rights to the same extent as the laws of the United States.

We could incur substantial costs in litigation if we need to defend ourselves against patent infringement claims brought by third parties, or if we choose to initiate claims. We are currently involved in an intellectual property lawsuit with Cyanotech, one of our competitors. The lawsuit concerns one of our U.S. patents as well as trade secrets related to the Aquasearch Growth Module. We have in the past, and we may in the future, be required to dedicate significant management time and incur significant legal fees and expenses to continue pursuit and settlement of this action. In addition, a finding of noninfringement or declaration of invalidity of our patent could hurt the exclusivity of our proprietary technology. Present and potential future corporate partners may not collaborate with us if our intellectual property position is weakened. In addition, a finding of noninfringement or declaration of invalidity of our patent could lead to difficulties in obtaining future financing.

We believe there could be significant litigation in our industry regarding patent and other intellectual property rights. For example, third parties may bring infringement or other claims against us for using intellectual property that we internally developed or license from third parties. In addition, although nondisclosure agreements generally control the disclosure and use of our proprietary technology, know-how and trade secrets, we cannot guarantee that all confidentiality agreements will be honored or that our proprietary technology, know-how and trade secrets will not be disseminated.

Any future claims against third parties or patent prosecutions could be time consuming, result in costly litigation and divert our technical and management personnel. We may not prevail in the action, nor can we predict whether third parties will license necessary intellectual property rights to us on commercially acceptable terms, if at all. Any of these outcomes could be very costly and could hurt our ability to develop future products.

IF WE ARE UNABLE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, OUR BUSINESS MAY BE HARMED.

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. In the event of an accident, we could be held liable for any damages that result, and the liability could exceed our resources.

OUR PRODUCTION CAPABILITY IS HIGHLY DEPENDENT ON ENVIRONMENTAL AND CLIMATIC FACTORS BEYOND OUR CONTROL.

All of our production capacity is now located on property that is situated on a 200-year-old lava flow adjacent to a dormant volcano. Since we maintain minimal finished goods inventory, any future event that caused a disruption in production at our facility would significantly impair our ability to meet customer demand. These events could include fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster. In addition, conditions such as consistent sunlight, high temperatures and the provision of uncontaminated seawater are necessary for microalgal growth. If we experience any significant or unusual change in climate or should our water supplies be threatened by microbial contamination, there could be an adverse impact on our production. If we cease production for any significant period, the success of our business would be threatened from a resulting loss of customers, revenues, and valuable employees.

CURRENCY FLUCTUATIONS AND DIFFERENT STANDARDS, REGULATIONS AND LAWS RELATING TO INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We expect to sell many of our products on a global scale, because their use is more highly developed in Europe and Asia than in the United States. We also expect that our compound libraries will be marketed internationally. International business is generally more difficult, and can create costs and delays. For example, tariff regulations, governmental controls and regulations, political and economic instability or other trade restrictions can all lead to increased costs of operation and possible loss of revenues.

We currently distribute a substantial amount of our products to companies in Europe and Japan. Our supply agreements provide for sales in United States dollars. Fluctuations in currency exchange rates could make our products more expensive in some countries, resulting in the loss of customers in foreign markets.

WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS AND OUR INSURANCE MAY BE INADEQUATE TO COVER DAMAGES.

Clinical trials or marketing of any of our current or potential products may expose us to liability claims arising from the use of these products. We cannot ensure that our current product liability insurance, together with indemnification rights under our existing license agreements and other collaborative arrangements, will be adequate to protect us against any claims and resulting liabilities. As we expand our business, we may be unable to obtain additional insurance on commercially reasonable terms. We could suffer harm to our financial condition and our reputation if a product liability claim or recall exceeds insured amounts.

BECAUSE OUR PRINCIPAL SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF OUR MANAGEMENT AND AFFAIRS, THESE STOCKHOLDERS MAY BE ABLE TO CONTROL US AND ALSO PREVENT POTENTIALLY BENEFICIAL ACQUISITIONS OF OUR COMPANY BY OTHERS.

As of October 31, 2000, our directors and executive officers, as a group, beneficially own approximately 26% of the 105,589,076 outstanding shares of our common stock. As a result, our officers and directors may be able to strongly influence the actions of the Board of Directors and other matters requiring approval of our shareholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the voting and other rights of our shareholders. Our principal shareholders may have interests that differ from our other shareholders, particularly in the context of potentially beneficial acquisitions of our company by others. For example, to the extent that these shareholders are our employees, they may be less inclined to vote for acquisition of our company by others if that acquisition would terminate their employment, diminish their responsibilities, or reduce their compensation.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the market for nutraceutical products is intense. Factors affecting competition include financial resources, research and development capabilities, and manufacturing and market experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of at least three companies that sell a similar nutraceutical product. Itano of Japan, currently produces an extract from Antarctic krill that is rich in astaxanthin. This product is distributed in the United States. The other two companies have a product that, like ours, is based on HAEMATOCOCCUS PLUVIALIS. AstaCarotene of Sweden has produced and sold its nutraceutical astaxanthin for several years, and has established a market in Europe. Cyanotech Corporation, based in Hawaii, sells a competing nutraceutical astaxanthin product. Each of these three companies may have technical, financial, management, marketing, and sales resources and experience that are greater than ours. We expect our nutraceutical astaxanthin product will compete on the basis of product quality, price, proprietary position, and marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

Competition in the world market for animal feed applications of astaxanthin is strong and is expected to increase significantly in the near future. Our natural astaxanthin product will compete directly or indirectly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Additional competition will likely come from BASF, a large German chemical company that recently started producing synthetic astaxanthin. Likewise, products incorporating our natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. Both Hoffman-LaRoche and BASF have a worldwide reputation and significantly greater research and development, technical, financial, management, marketing and sales resources than we do. Additionally, Hoffman-LaRoche has a dominant market share.

We anticipate that competition to develop microalgal products other than natural astaxanthin will be intense. We expect competitors to include major pharmaceutical, food processing, chemical and specialized biotechnology companies. Many of these companies will have financial, technical and marketing resources significantly greater than ours. There are also other emerging marine biotechnology companies that could form collaborations with large established companies to support research, development and commercialization of products that may compete with our current and future products. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection for microalgal products and may commercialize products that compete with ours on their own or through joint ventures. In addition, there may be technologies we are unaware of, or technologies that may be developed in the future, that could adversely affect our perceived technical and competitive advantage.

INCREASED COMPETITION MAY SIGNIFICANTLY REDUCE THE MARKET PRICE OF SYNTHETIC AND NATURAL ASTAXANTHIN.

Our natural astaxanthin product competes directly or indirectly with synthetic astaxanthin products, at least in markets for animal feed applications. Similarly, products incorporating our natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. A single producer, Hoffman-LaRoche, Inc., currently dominates the synthetic astaxanthin market. Hoffman-LaRoche has maintained the market price of its synthetic astaxanthin, which is derived from petrochemicals, at approximately $2,500 per kilogram for more than a decade.

We do not know Hoffman-LaRoche's cost of production for synthetic astaxanthin or how Hoffman-LaRoche will respond to the introduction of a competitive product based on natural astaxanthin. Hoffman-LaRoche has significantly greater research and development, technical, financial, sales and marketing resources than we do, and it holds a commanding market share. We cannot guarantee that the market price for synthetic astaxanthin will remain at $2,500 after the commercial introduction of products that incorporate natural astaxanthin. Any significant decrease in the market price for synthetic astaxanthin will likely have an adverse effect on the market price for products incorporating our natural astaxanthin. A substantial decrease in market price could limit or eliminate our profitability, and could effectively remove us from the market.

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENT REGULATION OF OUR PRODUCTS AND PRODUCTION ACTIVITIES, WE MAY BE FORCED TO DISCONTINUE PRODUCTION OF CURRENT OR FUTURE PRODUCTS.

We are subject to federal, state, local and foreign laws and regulations governing our products and production activities. Each existing or potential microalgal product that we develop, produce, market or license presents unique regulatory problems and risks. The problems and risks depend on product type, its uses, and method of manufacture. For products used in human nutrition, pharmaceuticals, or cosmetics, we may be required to develop and adhere to Good Manufacturing Practices as required by the FDA, ISO standards as required in Europe, and any other applicable standards. We began in early 1999 to develop a program that will assure compliance with both GMP and ISO standards. Our goal is to be certified fully compliant within one year. However, we cannot guarantee that we will meet GMP and ISO qualifications. If we are unable to comply with these practices and procedures, we may be unable to produce our current or future products.

We are also subject to other federal, state and foreign laws, regulations and policies, including those concerning labeling products, importing organisms, and occupational safety. We have worked with Cultor on compliance with foreign laws, regulations and policies pertaining to our natural astaxanthin product for use in animal feed. We have also been working with various consultants on compliance with FDA regulations regarding our nutraceutical product line. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. Some of these changes, particularly with respect to the FDA or other regulatory bodies, could be retroactive. Changes like these could impact our ability to continue producing current or future products. We cannot guarantee that any of our potential products will satisfy applicable regulatory requirements.

BECAUSE WE ARE A LIFE SCIENCES COMPANY, THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been and is likely to continue to be highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

        - announcements of technological innovations or new commercial products by us or our competitors;
        - developments concerning proprietary rights, including patent, by us or our competitors;

        - publicity regarding actual or potential benefits relating to products under development by us or our competitors;
        - conditions or trends in the life sciences or nutraceutical market;
        - changes in the market valuations of other biotechnology and life sciences companies;
        - general regulatory developments affecting our products in both the United States and foreign countries; and
        - developments concerning our collaborations with corporate partners.

In addition, technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of operating performance.

RISKS RELATED TO THE SECURITIES MARKETS AND OUR COMMON STOCK

OUR COMMON STOCK IS TRADED IN THE OVER-THE-COUNTER MARKET, WHICH MAY MAKE THE STOCK MORE DIFFICULT TO TRADE ON THE OPEN MARKET.

Our common stock is currently traded in the over-the-counter market on the NASD Electronic Bulletin Board. Securities on the NASD Electronic Bulletin Board are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. Since the initial public offering of our common stock in January 1989, the average daily trading volume of our common stock has been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. In addition, accurate price quotations are difficult to obtain and price volatility is common for companies whose securities trade on the NASD Electronic Bulletin Board.

SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES TO ALPHA VENTURE CAPITAL, INC. UNDER THE COMMON STOCK PURCHASE AGREEMENT AND WARRANTS. IN ADDITION, THE RESALE BY ALPHA VENTURE CAPITAL, INC. OF OUR COMMON STOCK MAY LOWER ITS MARKET PRICE.

On June 14, 2000, we entered into a common stock purchase agreement with Alpha Venture Capital, Inc. Under this agreement, we have agreed to sell and Alpha Venture Capital has agreed to purchase up to $10 million of our common stock. The sale of our common stock to Alpha Venture Capital will have a dilutive effect on our stockholders. Alpha Venture Capital's resale of our common stock will also significantly increase the number of publicly traded shares, which could also lower the market price of our common stock.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY SHAREHOLDERS OTHER THAN ALPHA VENTURE CAPITAL, INC. COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2000, we had 105,589,076 shares of common stock outstanding. Of these shares 61,415,751 have either been registered under the Securities Act or are freely tradable without volume limitations under Rule 144(k) of the Securities Act.

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of these shares for sale will have on prevailing market prices. However, if substantial amounts of our common stock were sold in the public market, then market prices for our common stock could decrease so much that we may not be able to raise additional capital through the sale of equity securities.

If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our current investors. We expect to need additional funding for capital expenditures. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted. In addition, new equity purchasers may obtain rights, preferences or privileges that are superior to those of our existing shareholders.

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR SHAREHOLDERS.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" preferred stock. Our Board of Directors has the power to determine all designations, rights, preferences, privileges and restrictions of this preferred stock. In addition, our Board of Directors is not required to obtain shareholder approval to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The Board of Directors could issue the preferred stock to discourage, delay or prevent a change in control of our company, even if a change of control would be beneficial to our shareholders. We have no present plans to issue any shares of preferred stock, but those plans could change.


ITEM 7.  FINANCIAL STATEMENTS

Audited balance sheets as of October 31, 2000, 1999, and 1998 and the related statements of loss and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 2000, 1999, and 1998 (and from inception to October 31, 2000) together with related notes and the report of Ernst & Young LLP, independent auditors, appear on pages F-1 through F-25 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2000 or 1999.

                                   PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and executive officers as of October 31, 2000.

------------------------------------------------- ----------------- -----------------------------------------------
NAME                                                    AGE         POSITION
------------------------------------------------- ----------------- -----------------------------------------------
Mark E. Huntley, Ph.D.......................             50         President, Chief Executive Officer
                                                                    and Chairman of the Board

Earl S. Fusato..............................             53         Chief Financial Officer, Secretary and Director

Michael Cushman, Ph.D.......................             52         Vice-President, Research and Development

Martin Guerin...............................             39         Vice-President, Sales and Marketing

David G. Watumull...........................             50         Executive Vice-President, Strategic Development
                                                                    and Corporate Finance

Edward E. David, Ph.D.......................             75         Director

Pearn P. Niiler, Ph.D.......................             62         Director

David Tarnas................................             40         Director


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

MICHAEL CUSHMAN, PH.D. was appointed our Vice-President, Research and Development in September 2000. Dr. Cushman leads all product and technology development initiatives at Aquasearch, including process optimization and production plant design and expansion. Dr. Cushman was previously with Eastman Chemical Company since 1982, one of the top ten global suppliers of custom-manufactured fine chemicals for pharmaceuticals, agricultural chemicals, and other markets. Dr. Cushman developed more than 20 patents, yielding multi-million dollar returns for Eastman. At Eastman, Dr. Cushman led a $31 million program that has revolutionized the commercial production of Vitamin C. The new biotechnology-based process, heralded last year in a joint announcement by President Clinton and Eastman Chemical, is economically superior to current petrochemical methods and is now being readied for commercialization. Dr. Cushman and the team sought and obtained external funding for the project from the U.S. Department of Commerce. He then provided both technical and administrative leadership for a team that included two universities and five industrial partners. One of the industrial partners, Genencor (NASDAQ:GCOR), is a Silicon Valley-based biotechnology company, partly owned by Eastman, that went public earlier this year. Dr. Cushman received his Ph.D. in analytical chemistry from Duke University in 1982 and has been with Eastman Chemical Company since then. In the late 1980s, Dr. Cushman led a technology development team that significantly improved the economics of Eastman's Coal Gasification facility.

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

DAVID G. WATUMULL served as our Executive Vice-President, Strategic Development and Corporate Finance from July 1998 to December 2000. He was responsible for new business development and corporate capital needs. As a consultant to us from September 1997 to mid-1998, Mr. Watumull was instrumental in securing most of the additional $5 million in financing we raised in that period. He served as Senior Vice-President at First Honolulu Securities, Inc. ("First Honolulu"), a Honolulu based broker-dealer and investment banker, and as Chief Investment Officer of First Honolulu's asset management division, First Honolulu Securities Asset Management, from 1993 to 1997. At First Honolulu, Mr. Watumull was responsible for a $1.3 million private placement financing secured for us. Mr. Watumull was directly involved in negotiations that led to agreements with C. Brewer and EnzyMed. From 1993 to 1997 at First Honolulu, Mr. Watumull was a biotechnology industry analyst with clients that included the Wisconsin State Investment Board. Prior to his duties with First Honolulu, Mr. Watumull owned his own investment management firm specializing in biotechnology. From 1983 to 1992, he worked as a money manager and retail broker at Paine Webber in Honolulu. Mr. Watumull majored in Mathematics at Claremont Men's College (now Claremont McKenna).

EDWARD E. DAVID, PH.D., has served as a director since September 1997. Dr. David is currently President of EED, Inc., an industrial and governmental consulting firm, and Vice President, Treasurer, and Principal of the Washington Advisory Group, a science and technology consulting firm. Dr. David served as President of Exxon Research and Engineering from 1977 to 1986; as Executive Vice President of Research and

Development of Gould Inc. and as President of Gould Laboratories from 1973 to 1977; and as Executive Director of the Communications Systems Division of Bell Laboratories from 1950 to 1970. Dr. David served as Science Advisor to the President of the United States and Director of the White House Office of Science and Technology from 1970 to 1973. Dr. David holds 12 honorary degrees, has received numerous national awards and is a member of the National Academy of Engineering and the National Academy of Sciences. Dr. David also serves on the board of directors of the following companies:
Spacehab, Inc., Medjet, Inc. and Protein Polymer Technologies.

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

The Board of Directors currently has an Audit Committee and a Compensation Committee, currently existing of Edward David and David Tarnas. The Audit Committee oversees the actions taken by our independent auditors and reviews our internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans.

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


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2000.


                                                                                                NO. OF
                                                                                              SECURITIES
                                 YEAR ENDED           SALARY/OTHER                            UNDERLYING
  NAME AND POSITION              OCTOBER 31,          COMPENSATION        STOCK AWARDS         OPTIONS
------------------------         -----------          ------------        ------------        ----------
Mark E. Huntley, Ph.D.,             2000               $  115,000            $  0                  0
President and Chief                 1999               $  115,000            $  0              2,000,000
Executive Officer                   1998               $   67,083(1)         $  0                  0

Earl S. Fusato,                     2000               $  110,000            $  0                  0
Chief Financial Officer             1999               $  110,000            $  0                  0

David G. Watumull,                  2000               $  105,000            $  0                  0
Executive Vice President            1999               $  105,000            $  0                  0
                                    1998               $  115,000(2)         $  0                  0

(1) Dr. Huntley during part of 1998 served as a consultant to us while continuing his employment as a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego. Pursuant to the rules and regulations of the Securities and Exchange Commission, however, Dr. Huntley's position as our President and Chief Executive Officer qualifies him as one of our employees. Notwithstanding this, all compensation paid to Dr. Huntley through April 1, 1998 has been as though he was an independent consultant to us.
(2)        Mr. Watumull became an employee and an officer on July 1, 1998.
           Prior to that date, Mr. Watumull served as a consultant to us.
           The 1998 compensation amount reflects the total compensation paid to him during fiscal 1998. Mr. Watumull resigned from the Company in December 2000.

OPTION GRANTS IN FISCAL 2000

No stock options were granted to our executive officers during the fiscal year ended October 31, 2000.

STOCK OPTIONS EXERCISED DURING FISCAL 2000

                                      SHARES
                                    ACQUIRED ON                                   EXERCISE       DATE
   NAME AND POSITION                  EXERCISE           VALUE REALIZED            PRICE       EXERCISED
-----------------------             ------------         --------------           --------     ---------
Earl S. Fusato,
Chief Financial Officer             1,425,000(1)            $513,000               $0.36        10/23/00

(1) Shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

FISCAL YEAR-END OPTION VALUES

The following table shows information regarding the value of unexercised options held by executive officers as of October 31, 2000:


                                         NUMBER OF SECURITIES UNDERLYING                        VALUE OF UNEXERCISED
                                               UNEXERCISED OPTIONS                             IN-THE-MONEY OPTIONS(1)
                                 ------------------------------------------------- ---------------------------------------------
     NAME AND POSITION                 EXERCISABLE             UNEXERCISABLE           EXERCISABLE             UNEXERCISABLE
-------------------------------- ------------------------ ------------------------ ------------------------ --------------------
Mark E. Huntley, Ph.D.,
President and Chief
Executive Officer                       2,998,590                 666,660                $387,171                   $ 0

Earl S. Fusato,
Chief Financial Officer                 1,000,000                  75,000                   $ 0                      $ 0

David G. Watumull,
Executive Vice President(2)               612,000                 460,000                 $27,540                  $20,700

(1) Value of unexercised options is based on the closing bid price of our common stock on the Nasdaq Electronic Bulletin Board on October 31, 2000 ($0.295) minus the exercise price.
(2)        Mr. Watumull resigned from the Company in December 2000.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2000.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of October 31, 2000 for: (1) each entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) our directors and executive officers as a group. To the best of our knowledge, each shareholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.


                                                                                                                PERCENTAGE OF
                                                                     NATURE OF          NUMBER OF SHARES           SHARES
                                                                     BENEFICIAL           BENEFICIALLY           BENEFICIALLY
DIRECTORS AND OFFICERS(1)                                            OWNERSHIP                OWNED                OWNED(1)
---------------------------------------------------------------      ----------         ----------------        -------------
Mark E. Huntley, Ph.D.(2)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct              7,066,519                 6.5%

Earl S. Fusato(3)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct             18,445,959                17.1%

Pearn P. Niiler, Ph.D.(4)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct              2,966,402                 2.8%

Edward E. David, Sc.D.(5)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct                150,000                  *

David Watumull(6)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct                612,000                  *

Martin Guerin(7)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct                251,363                  *

David Tarnas(8)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct                150,000                  *

All directors and executive officers as a group
    (7 persons)(9).............................................                           29,642,244                25.9%

5% SHAREHOLDERS
---------------------------------------------------------------

Jean Sawyer Weaver Trust, Jean S. Weaver, Trustee (10)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct              6,916,223                 6.5%

Gregory F. Kowal (11)
900 Fort  Street, #950
Honolulu, Hawaii 96822.........................................        Direct             12,113,343                11.3%

Lance S. & Elaine Nakamura (12)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740......................................        Direct              6,208,866                 5.8%

*          Less than one percent

(1) Applicable percentage of beneficial ownership is based on 105,589,076 shares outstanding as of October 31, 2000. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after October 31, 2000 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.
(2) Includes options to purchase 1,665,250 shares of common stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum that are exercisable within 60 days of October 31, 2000. Also includes options to purchase 1,383,333 shares at an exercise price of $0.50 per share that are exercisable within 60 days of October 31, 2000.
(3) Includes options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share that are exercisable within 60 days of October 31, 2000 and warrants to acquire 1,540,713 shares of common stock at $0.50 per share that are immediately exercisable.
(4) Includes options to purchase 1,291,050 shares of common stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum that are exercisable within 60 days of October 31, 2000. Also includes options to purchase 940,000 shares at an exercise price of $0.50 per share that are exercisable within 60 days of October 31, 2000.
(5) Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 that are immediately exercisable.
(6) Includes options to purchase 612,000 shares at an exercise price of $0.25 per share that are immediately exercisable. Mr. Watumull resigned from the Company in December 2000.
(7) Includes warrants to acquire 15,000 shares of common stock at $0.50 per share that are immediately exercisable. Also includes options to purchase 100,000 and 25,425 shares at an exercise price of $0.22 and $0.33 per share, respectively, that are exercisable within 60 days of October 31, 2000.
(8) Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 that are immediately exercisable.
(9)        See notes 2-8 above.
(10) Includes warrants to acquire 1,100,000 shares of common stock at $0.50 per share that are immediately exercisable.
(11) Includes warrants to acquire 650,000 and 1,100,000 shares of common stock at $0.50 and $0.40 per share, respectively, that are immediately exercisable.
(12) Includes warrants to acquire 798,000 shares of common stock at $0.50 per share that are immediately exercisable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from June 1997 to October 31, 2000, we sold an aggregate of $8,303,863 principal amount of convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. Earl S. Fusato, our Chief Financial Officer, Secretary and a member of our Board of Directors, participated in the private placement and purchased $2,030,000 worth of the notes. In addition, Lance S. and Elaine Nakamura, the beneficial owner of over 5% of our common stock, and Gregory Kowal purchased $790,000 and $650,000 worth of notes, respectively.

Through October 31, 2000, some of the holders of the convertibles notes (amounting to $8,213,863 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal and interest on the convertible notes, we issued 44,429,284 shares of common stock and also issued 8,000,137 warrants in connection thereto. As part of this transaction, Mr. Fusato converted $2,030,000 aggregate principal amount of convertible notes and received 13,286,154 shares of common stock and 1,540,713 warrants. In addition, Lance S. and Elaine Nakamura received 4,863,694 shares and 798,000 warrants upon conversion of their notes. Mr. Kowal received 3,415,008 shares and 650,000 warrants upon conversion of his notes.

During the two years ended October 31, 2000, Mr. Kowal, the beneficial owner of over 5% of our common stock purchased 7,333,334 shares of our common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,100,000 warrants with an exercise price of $0.40 per share.

In October 2000, Mr. Fusato exercised options to purchase a total of 1,425,000 shares of common stock at an exercise price of $0.36. The shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

In July 1998, we entered into a three year loan agreement with David Watumull, our Executive Vice-President of Strategic Development and Corporate Finance. Under the terms of the loan agreement and the related promissory note, we loaned Mr. Watumull $50,000, plus $3,500 per month for the life of the loan. The promissory note has an interest rate of nine percent per annum and is secured by Mr. Watumull's common stock options. Mr. Watumull resigned from the Company in December 2000. In accordance with the terms of the promissory note, upon Mr. Watumull's resignation the loan and accrued interest became due and payable within 30 days.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
  3.1*            Articles of Incorporation
  3.2+            Articles of Amendment to Articles of Incorporation dated October 4, 1996
  3.3***          Articles of Amendment to Articles of Incorporation filed March 30, 2000
  3.4*            By-laws
  4.1+            Form of 1996 Bridge Loan Note
  4.2+            Form of 1997 Warrant
  4.3++           Form of Convertible Note
  4.4++           Form of Warrant
  4.5++           Form of Note and Warrant Purchase Agreement
  10.1#           Distribution and Development Agreement between Cultor, Ltd. and Aquasearch, Inc. dated May 14, 1996
  10.2#           Stock Subscription Agreement between Cultor, Ltd. and Aquasearch, Inc. dated May 14, 1996
  10.3+           The Amended Keahole Point  Facilities Use Agreement dated August 22, 1996 by and between The Natural Energy
                  Laboratory of Hawaii Authority and Aquasearch, Inc.
  10.4$           Letter of Intent between C. Brewer and Company Limited and Aquasearch, Inc.
  10.5##          Amendment to Distribution and Development Agreement between Cultor, Ltd. and Aquasearch, Inc. dated June 14, 1999
  10.6$$          Common Stock Purchase Agreement (including Form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch,
                  Inc. dated June 14, 2000
  10.7$$          Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc. dated June 14, 2000

* Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.
# Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996.
+ Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

++ Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 filed October 28, 1998.
$ Incorporated by reference to our Current Report on Form 8-K dated November 13, 1996.
$$ Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000.
## Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form SB-2 filed November 9, 1999.
*** Incorporated by reference to the exhibit filed with Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed April 28, 2000.

REPORTS ON FORM 8-K

No reports were filed during the last quarter of the year ended October 31, 2000.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on February 2, 2001, on its behalf by the undersigned, thereunto duly authorized.

                                           AQUASEARCH, INC.


                                           By  /s/ Mark E. Huntley
                                               ---------------------------------
                                               Mark E. Huntley, Ph.D.
                                               Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  Signature                                      Date
/s/ Mark E. Huntley                                        February 2, 2001
------------------------------------------
Mark E. Huntley, Ph.D.
Director, President, CEO & Chairman of
the Board of Directors

/s/ Pearn P. Niiler                                        February 2, 2001
------------------------------------------
Pearn P. Niiler, Ph.D.
Director

/s/ Earl S. Fusato                                         February 2, 2001
------------------------------------------
Earl S. Fusato
Director, Chief Financial Officer

/s/ Edward E. David                                        February 2, 2001
------------------------------------------
Edward E. David, Ph.D.
Director


/s/ David Tarnas                                           February 2, 2001
------------------------------------------
David Tarnas
Director

                              FINANCIAL STATEMENTS

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                    Contents


Report of Independent Auditors...........................................F-2

Audited Financial Statements:

Balance Sheets as of October 31, 2000, 1999 and 1998.....................F-3

Statements of Loss and Accumulated Deficit from Inception to
  October 31, 2000 and for the Years Ended October 31, 2000,
  1999 and 1998.........................................................F-4

Statements of Cash Flows from Inception to October 31, 2000
   and for the Years Ended October 31, 2000, 1999 and 1998...............F-5

Statements of Stockholders' Equity (Deficit) from Inception to
   October 31, 2000......................................................F-6

Notes to Financial Statements...........................................F-11

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Aquasearch, Inc.

We have audited the accompanying balance sheets of Aquasearch, Inc. (a development stage enterprise) as of October 31, 2000, 1999 and 1998, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from inception to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. (a development stage enterprise) as of October 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and the period from inception to October 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 2000 raise substantial doubt about its ability to continue as a going concern. The October 31, 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                            /s/ Ernst & Young LLP

Honolulu, Hawaii
February 2, 2001

                                  AQUASEARCH, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEETS

                                                                                          October 31
                                                              -------------------------------------------------------------------
                                                                       2000                  1999                  1998
                                                              -------------------------------------------------------------------
Assets
Current assets:
   Cash                                                         $          509,492    $           90,522    $          151,473
   Accounts receivable                                                      12,356                24,300                     -
   Prepaid expenses                                                          6,212                11,507                48,703
   Refundable deposits                                                       8,724                 3,053                 3,081
                                                              -------------------------------------------------------------------
Total current assets                                                       536,784               129,382               203,257

Note receivable from officer, net (NOTE 5)                                  50,000                50,000                50,000
Plant and equipment:
   Plant                                                                 3,015,319             2,795,258             2,519,044
   Equipment                                                             1,093,952             1,060,348               167,203
   Less accumulated depreciation                                          (662,002)             (413,244)             (201,292)
                                                              -------------------------------------------------------------------
Net plant and equipment                                                  3,447,269             3,442,362             2,484,955
                                                              -------------------------------------------------------------------
Total assets                                                    $        4,034,053    $        3,621,744    $        2,738,212
                                                              ===================================================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                             $        1,171,965    $          894,995    $          968,429
   Due to officer                                                          297,000               241,800               131,400
   Short-term advances (NOTE 2)                                            500,000                     -                     -
   Notes payable (NOTE 4)                                                  710,000               170,000               300,000
   Notes payable to officer (NOTE 4)                                       757,419             1,830,000               265,000
                                                              -------------------------------------------------------------------
Total current liabilities                                                3,436,384             3,136,795             1,664,829

Stockholders' equity:
   Preferred stock (5,000,000 shares authorized) (NOTE 1)                        -                     -                     -
   Common stock ($0.0001 par value, 150,000,000 shares
     authorized, 105,589,076, 87,060,501 and 68,564,013
     shares issued and outstanding at October 31, 2000,
     1999 and 1998, respectively)                                          11,679                 9,829                 7,979
   Additional paid-in capital                                           16,970,990            12,262,839             8,784,120
   Notes receivable (NOTE 3)                                               (29,179)              (58,133)              (59,696)
   Deficit accumulated during the development stage                    (16,355,821)          (11,729,586)           (7,659,020)
                                                              -------------------------------------------------------------------
Total stockholders' equity                                                 597,669               484,949             1,073,383
                                                              -------------------------------------------------------------------
Total liabilities and stockholders' equity                      $        4,034,053    $        3,621,744    $        2,738,212
                                                              ===================================================================

SEE ACCOMPANYING NOTES.

                                  AQUASEARCH, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                                                                 For the years ended October 31,
                                               From inception    ------------------------------------------------------------------
                                              to October 31,
                                                   2000                  2000                 1999                  1998
                                          ----------------------------------------------------------------------------------------
 Operations
 Sales                                      $           11,077    $                -    $                -   $                -
 Cost of sales                                          23,464                     -                     -                    -
                                          ----------------------------------------------------------------------------------------
 Gross loss from operations                            (12,387)                    -                     -                    -
 Research and development costs                      7,223,649             2,440,631             1,695,448            1,166,766
 General and administrative expenses                 7,359,595             1,917,600             1,772,627              964,120
                                          ----------------------------------------------------------------------------------------
 Loss from operations                              (14,595,631)           (4,358,231)           (3,468,075)          (2,130,886)

 Other income (expense)
 Interest (NOTE 4)                                  (1,866,447)             (492,232)             (653,172)            (617,037)
 Other                                                 267,855               224,228                50,681                 (352)
 Investment in joint venture                          (147,096)                    -                     -                    -
                                          ----------------------------------------------------------------------------------------
 Total other income (expense)                       (1,745,688)             (268,004)             (602,491)            (617,389)
                                          ----------------------------------------------------------------------------------------
 Loss before extraordinary item
                                                   (16,341,319)           (4,626,235)           (4,070,566)          (2,748,275)
 Extraordinary item - loss on write down
    of assets to liquidation basis                     (14,502)                    -                     -                    -
                                          ----------------------------------------------------------------------------------------
 Net loss                                   $      (16,355,821)   $       (4,626,235)   $       (4,070,566)  $       (2,748,275)
                                          ========================================================================================

 Net loss per share                         $           (0.40)    $           (0.05)    $           (0.05)   $           (0.05)
                                          ========================================================================================
 Weighted average shares outstanding                41,043,855           100,662,175            76,375,752           52,697,095

SEE ACCOMPANYING NOTES.

                                  AQUASEARCH, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                              STATEMENTS OF CASH FLOWS


                                                        From inception to              For the years ended October 31,
                                                           October 31,      -------------------------------------------------------
                                                               2000                2000                  1999                  1998
                                                -----------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                          $      (16,355,821)   $    (4,626,235)   $       (4,070,566)   $    (2,748,275)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation                                            662,002            248,758               241,881              96,398
     Allowance on note receivable from officer                98,000             42,000                42,000              14,000
     Expenses paid with common stock                       1,222,460            267,321                41,981             157,839
     Discount on convertible notes payable                 1,465,387            381,893               488,788             495,882
     Changes in:
        Other current assets                                 (14,936)              (376)               37,224             (22,775)
        Receivables                                          (12,356)            11,944               (24,300)              1,219
        Accounts payable                                   1,171,966            276,971               (73,434)            552,085
        Due to officer                                       297,000             55,200               110,400              86,400
                                                -----------------------------------------------------------------------------------
Cash used in operating activities                        (11,466,298)        (3,342,524)           (3,206,026)         (1,367,227)

Cash flows used in investing activities:
Purchases of fixed assets                                 (4,109,271)          (253,665)           (1,199,288)         (1,774,306)
                                                -----------------------------------------------------------------------------------
Cash used in investing activities                         (4,109,271)          (253,665)           (1,199,288)         (1,774,306)

Cash flows from financing activities:
Decrease (increase) in notes receivable                     (117,483)           (13,046)              (40,437)            (64,000)
Proceeds from issuance of common stock                     6,076,033            634,575               750,000             500,000
Proceeds from short-term advances                            500,000            500,000                     -                   -
Proceeds from notes payable                               10,198,863          3,194,063             3,634,800           2,810,000
Repayment of notes payable                                  (105,285)          (105,285)
Offering costs                                              (467,067)          (195,148)                    -                   -
                                                -----------------------------------------------------------------------------------
Cash provided by financing activities                     16,085,061          4,015,159             4,344,363           3,246,000
                                                -----------------------------------------------------------------------------------

Net increase (decrease) in cash                              509,492            418,970               (60,951)            104,467
Cash, beginning of the period                                      -             90,522               151,473              47,006
                                                 ----------------------------------------------------------------------------------
Cash, end of the period                           $          509,492    $       509,492    $           90,522    $        151,473
                                                 ==================================================================================

Supplemental non-cash information:
      Conversion of convertible notes payable to
        common stock                              $       8,213,863    $      3,209,063    $        2,199,800    $      2,805,000
      Reduction in notes payable to officer
        and related interest for exercise of
        stock options                                       513,000             513,000                     -                   -

SEE ACCOMPANYING NOTES.

                                  AQUASEARCH, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         FROM INCEPTION TO OCTOBER 31, 2000

                                                                                  Common Stock
                                          -----------------------------------------------------------------------------------------

                                                                                                                         Total
                                                                          Additional                                  Stockholders'
                                           Number of                       Paid-in         Notes      Accumulated       Equity
                                            Shares              Amount     Capital       Receivable     Deficit        (Deficit)
                                          -----------------------------------------------------------------------------------------
Issue of stock                             20,000,000      $    2,000  $    72,730     $          -  $         - $      74,730
Loss from inception to October 31, 1988             -              -            -                 -      (101,984)    (101,984)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1988                  20,000,000           2,000       72,730                -      (101,984)     (27,254)
Sale of stock and A Warrants ($0.05 per     4,000,000             400      166,291                -             -       166,691
    unit)
Shares reacquired at no cost              (11,198,838)              -            -                -             -             -
Exercise of A warrants ($0.12 per share)      556,000              56       66,664                -             -        66,720
Loss for the year ended October 31, 1989            -               -            -                -      (183,333)    (183,333)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1989                  13,357,162           2,456      305,685                -      (285,317)       22,824
Sale of stock ($0.07 per share)               140,000              14        9,786                -             -         9,800
Stock issued for services
    ($0.05 per share)                         300,000              30       13,515                -             -        13,545
Exercise of A warrants ($0.12 per share)    2,792,000             279      328,540                -             -       328,819
Loss for the year ended October 31, 1990            -               -            -                -      (163,839)    (163,839)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1990                  16,589,162           2,779      657,526                -      (449,156)      211,149
Sale of stock ($0.04 per share)               125,000              13        5,987                -             -         6,000
Stock issued in consideration for loans
    ($0.04 per share)                         290,000              29       11,571                -             -        11,600
Loss for the year ended October 31, 1991            -               -            -                -      (251,401)     (251,401)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1991                  17,004,162           2,821      675,084                -      (700,557)      (22,652)
Sale of stock ($0.15 per share)                20,000               2        2,998                -             -          3,000
Stock issued for services
    ($0.0001 to $0.04 per share)              453,500              45        6,134                -             -          6,179

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)



                                                                                  Common Stock
                                          -----------------------------------------------------------------------------------------
                                                                                                                         Total
                                                                          Additional                                  Stockholders'
                                           Number of                       Paid-in         Notes      Accumulated       Equity
                                            Shares              Amount     Capital        Receivable    Deficit        (Deficit)
                                          -----------------------------------------------------------------------------------------
Loss for the year ended October 31, 1992            -      $        -  $         -     $          -  $   (81,128) $    (81,128)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1992                  17,477,662           2,868      684,216                -      (781,685)      (94,601)
Sale of stock ($0.08 per share)             3,175,000             318      244,071                -             -       244,389
Stock issued for services
    ($0.08 per share)                         673,751              68       54,083                -             -        54,151
Conversion of notes and advances for stock    861,900              87       69,315                -             -        69,402
    ($0.08 per share)
Loss for the year ended October 31, 1993            -               -            -                -      (142,198)     (142,198)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1993                  22,188,313           3,341    1,051,685                -      (923,883)       131,143
Sale of stock ($0.03 per share)               250,000              25        7,475                -             -          7,500
Stock issued for services
    ($0.08 per share)                       1,025,000             101       81,900                -             -         82,001
Loss for the year ended October 31, 1994            -               -            -                -      (240,090)      (240,090)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1994                  23,463,313           3,467    1,141,060                -    (1,163,973)       (19,446)
Sale of stock
    ($0.0625 to $0.10 per share)            7,622,500             762      550,883                -             -        551,645
Stock issued for services
    ($0.0625 to $0.10 per share)              177,875              18       12,974                -             -         12,992
Reissue stock previously canceled at no
    cost                                    1,320,000             132        (132)                -             -              -
Loss for the year ended October 31, 1995            -               -            -                -      (288,813)      (288,813)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1995, as previously
    reported                               32,583,688           4,379    1,704,785                -    (1,452,786)       256,378

SEE ACCOMPANYING NOTES.

                                                                                Common Stock
                                          -----------------------------------------------------------------------------------------

                                                                                                                         Total
                                                                          Additional                                  Stockholders'
                                           Number of Shares                Paid-in         Notes      Accumulated       Equity
                                                                Amount     Capital        Receivable    Deficit        (Deficit)
                                          -----------------------------------------------------------------------------------------
Correction of reissuance of stock
    previously canceled (NOTE 8)                    -      $        -  $   198,000     $          -  $  (198,000) $          -
                                          -----------------------------------------------------------------------------------------
Balance, October 31, 1995, as restated     32,583,688           4,379    1,902,785                -    (1,650,786)      256,378
Sale of stock
    ($0.125 to $0.50 per share)             7,901,643             791    1,268,758                -             -     1,269,549
Stock issued for services ($0.125 to
    $0.62 per share)                          344,000              34       62,766                -             -        62,800
Loss for the year ended October 31, 1996            -               -            -                -    (1,297,932)   (1,297,932)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1996                  40,829,331           5,204    3,234,309                -    (2,948,718)     290,795
Sale of stock
    ($0.21 to $0.44 per share)              5,095,727             510    1,123,681                -             -    1,124,191
Stock issued for services
    ($0.17 to $0.892 per share)               103,138              11       35,336                -             -       35,347
Exercise of options for stock
    ($0.0625 per share) (NOTE 3)              488,250              49       30,467          (30,516)            -            -
Penalty shares
    ($0.2116 per share) (NOTE 2)            1,303,435             130      275,677                -             -      275,807
Discount on convertible notes payable               -               -       98,824                -             -       98,824
Loss for the year ended October 31, 1997            -               -            -                -    (1,962,027)  (1,962,027)
                                          -----------------------------------------------------------------------------------------

Balance, October 31, 1997                  47,819,881           5,904    4,798,294          (30,516)   (4,910,745)    (137,063)
Sale of stock
   ($0.156 per share)                       3,205,128             321      499,679                -             -      500,000
Issuance of stock on conversion of
   convertible notes payable
   ($0.16 to $0.19 per share)              16,870,520           1,687    2,915,274                -             -    2,916,961

SEE ACCOMPANYING NOTES.

                                                                                Common Stock
                                       --------------------------------------------------------------------------------------------

                                                                                                                         Total
                                                                          Additional                                  Stockholders'
                                         Number of Shares                  Paid-in         Notes      Accumulated        Equity
                                                                 Amount    Capital        Receivable    Deficit        (Deficit)
                                        -------------------------------------------------------------------------------------------
Stock issued for services ($0.22 to
   $0.25 per share)                           201,622      $       20  $    45,858     $          -  $         -  $       45,878
Exercise of options for stock
   ($0.0625 per share)
   (NOTE 3)                                   466,862              47       29,133          (29,180)            -              -
Discount on convertible notes payable
   (NOTE 4)                                         -               -      495,882                -             -        495,882
Loss for the year ended October 31,
   1998                                             -               -            -                -    (2,748,275)    (2,748,275)
                                        -------------------------------------------------------------------------------------------

Balance, October 31, 1998                  68,564,013           7,979    8,784,120          (59,696)   (7,659,020)    1,073,383
Issuance of stock on conversion of
   convertible notes payable ($0.14
   to $0.26 per share)                     13,496,488           1,350    2,240,431                -             -     2,241,781
Sale of stock
   ($0.15 per share)                        5,000,000             500      749,500                -             -       750,000
Payment on notes receivable issued
   upon exercise of common stock
   options                                          -               -            -            1,563             -         1,563
Discount on convertible notes payable
   (NOTE 4)                                         -               -      488,788                -             -       488,788
Loss for the year ended October 31,
   1999                                             -               -            -                -    (4,070,566)   (4,070,566)
                                        ===========================================================================================
Balance, October 31, 1999                  87,060,501   $       9,829  $12,262,839     $    (58,133) $(11,729,586)  $   484,949
Issuance of stock on conversion of
   convertible notes payable ($0.13
   to $1.26 per share)                     14,062,275           1,403    3,149,291                -             -     3,150,694

SEE ACCOMPANYING NOTES.

                                                                                   Common Stock
                                       --------------------------------------------------------------------------------------------

                                                                                                                          Total
                                                                          Additional                                  Stockholders'
                                           Number of Shares                Paid-in         Notes      Accumulated         Equity
                                                                 Amount    Capital        Receivable    Deficit         (Deficit)
                                        -------------------------------------------------------------------------------------------
Sales, grants, and issuance of stock
   upon exercise of stock options
   ($0.15 to $0.58 per share)               3,939,300             394      913,520                -             -       913,914
Issuance of stock upon exercise of
   warrants ($0.50 per share)                 527,000              53      263,447                -             -       263,500
Payment on notes receivable issued
   upon exercise of common stock
   options                                          -               -            -           28,954             -        28,954
Discount on convertible notes payable
   (NOTE 4)                                         -               -      381,893                -             -       381,893
Loss for the year ended October 31,
   2000                                             -               -                  -          -    (4,626,235)  (4,626,235)
                                        -------------------------------------------------------------------------------------------

Balance, October 31, 2000                 105,589,076      $   11,679   $     16,970,990  $ (29,179) $(16,355,821)  $   597,669
                                        ===========================================================================================

SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 2000, 1999, AND 1998

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Aquasearch, Inc., a Colorado corporation founded in February 1988, is a development stage company that develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology known as the Aquasearch Growth Module. The Company's operations are located in Kailua-Kona, Hawaii.

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

In June 1999, the Company completed the expansion of its research and development facility to include a three-acre production and processing plant. Aquasearch's first commercial product is astaxanthin, a naturally occurring red pigment derived from a freshwater microalgae.

The Company has devoted most of its efforts since inception to research and development, and accordingly, is considered to be in the development stage. For the years ended October 31, 2000, 1999, and 1998, sales of astaxanthin were approximately $220,000, $52,000, and 0, respectively, and are included in other income in the accompanying financial statements.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that it is able to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception totaling approximately $16 million. At October 31, 2000, the Company had a working capital deficit of approximately $3 million. During the year ended October 31, 2000, the Company sold additional shares of stock through the issuance of convertible notes and received other debt financing which were sufficient to fund its immediate operating financial needs.

The Company currently projects that it will require approximately $4 million in operating capital in fiscal 2001, before any planned capital expenditures. The Company is presently pursuing additional sources of capital in order to finance its operations in fiscal 2001. These capital sources include equity and debt financing, license agreements, and government contracts and grants.

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

PREFERRED STOCK

The Company has authorized 5,000,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 2000.

STOCK ISSUED FOR SERVICES

The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

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

NET LOSS PER SHARE

Net loss per share was based on the weighted average common shares outstanding during the period. Common shares issuable upon exercise of outstanding warrants, options and convertible notes payable have not been included in the computation of net loss per share as their effect would be anti-dilutive.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, notes receivable, accounts payable and notes payable are deemed to approximate fair value due to their short-term nature.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2. COMMON STOCK AND COMMON STOCK WARRANTS

On June 14, 2000, the Company entered into a common stock purchase agreement with Alpha Venture Capital, Inc., a Cook Islands corporation, under which the Company agreed to sell and Alpha Venture Capital agreed to purchase up to $10 million of the Company's common stock. The agreement requires the Company to reserve a total of 20 million shares of common stock for issuance pursuant to the purchase agreement. The Company filed a registration statement on July 13, 2000 with the SEC covering the resale of the common stock purchased by Alpha Venture Capital. The agreement expires 18 months after the initial draw or the date at which an aggregate of $10 million of common stock has been sold to Alpha Venture Capital.

The minimum amount of each draw under the equity line is $100,000. The maximum amount that can be drawn is the lesser of 200% of the average trading volume of the 20 consecutive trading days ending on the day before the closing date of the draw or $1 million. The share purchase price for each draw is equal to

80% of the lowest closing bid price during any of the five business days immediately following the draw notification to Alpha Venture Capital.

In connection with the agreement, the Company is to issue warrants to Alpha Venture Capital for the purchase of 150,000 shares of common stock at $0.48 per share and warrants to purchase 1,350,000 shares of common stock at $0.54 per share. In addition, the Company agreed to issue warrants to purchase up to a maximum of 950,000 shares of common stock on a pro rata basis in conjunction with each draw, exercisable at the closing bid price at the date of each draw. The warrants have a term of five years.

A commitment fee, in the amount of 5% of the draws on the first $5 million and 3% of the draws on the remaining $5 million, will be paid to Alpha Venture Capital.

The Company is under no obligation to use the equity line. No draws have been made on the equity line as of October 31, 2000.

During October 2000, the Company received a total of $500,000 of short-term advances from Alpha Venture Capital. The advances are unsecured, bear no interest, and will be repaid from the initial draw under the equity line.

In January 2001, the Company entered into an agreement to modify certain terms of the common stock purchase agreement with Alpha Venture Capital. Subject to the meeting of certain conditions including the consummation of an initial draw under the equity line of $560,000 and the delivery of the warrants to purchase 1,500,000 shares of the Company's common stock, the common stock purchase agreement will be amended to remove the exclusivity and penalty provisions, release shares presently reserved for future issuance under the equity line, and adjust the purchase price calculation of future draws.

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

During the period from October 1996 to April 1997, the Company sold an aggregate of 5,044,570 units, consisting of one share of Common Stock and one Common Stock Purchase Warrant (the "Warrants"), to accredited investors (the "Unit Investors") in a private placement (the "Unit Offering"). The purchase price of the units ranged from $0.21 per unit to $0.44 per unit. The Warrants had a term of three years and were exercisable at $1.00 per share, subject to adjustment. The Warrants have expired as of October 31, 2000. The gross proceeds from the Unit Offering were $1,275,980. The placement agent for the Unit Offering, First Honolulu Securities, Inc., received total commissions of $76,559 (equal to 6% of the gross proceeds from the sale of the units) and 302,674 Common Stock Purchase Warrants (equal to 6% of the number of units sold).

In October 1997, the Company issued 1,303,435 shares of Common Stock to the Unit Investors as compensation for the failure by the Company to cause the registration statement of the shares purchased in the Unit Offering to be declared effective by the Securities and Exchange Commission on or before May 29, 1997. The registration statement was declared effective on November 12, 1997. The shares have been reflected as issued and outstanding as of October 31, 1997 and the related expense of $275,807 was reflected in general and administrative expenses for the year ended October 31, 1997.

Shares of common stock issuable upon exercise of outstanding warrants, options and convertible notes payable as of October 31, 2000 are as follows:


       Stock options granted to current and former directors, executive officers,
         employees and consultants (NOTE 3)                                               14,092,418
       Warrants outstanding:
          @ $0.375                                                                            45,000
          @ $0.40                                                                          1,100,000
          @ $0.50                                                                          6,778,425
          @ $0.75                                                                            568,086
          @ $1.00                                                                            489,249
          @ $1.50                                                                            154,599
          @ $2.00                                                                             79,491
       Shares issuable upon conversion of outstanding convertible notes
          payable                                                                            181,338
       Warrants (@ $0.75) issuable upon conversion of outstanding convertible
         notes payable                                                                        90,000
                                                                                          ----------
                                                                                          23,578,606
                                                                                          ==========

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

In August 1997, the Company granted a nonstatutory stock option to a consultant, who subsequently became an officer, for a total of 1,072,000 shares of the Company's common stock at an exercise price of $0.25 per share. The option was immediately exercisable with respect to 112,000 shares. The remainder becomes exercisable in 2002 through 2004 or upon the achievement of certain agreed on milestones, if earlier. The option has a term of seven years.

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

During the year ended October 31, 1999, the Company granted nonstatutory stock options to an officer and director for a total of 3,200,000 shares of the Company's common stock at an exercise price of $0.50 per share. The options vest over periods of three and five years and have a term of seven years. In addition, the Company granted nonstatutory stock options to an officer and employee for a total of 350,000 shares of the Company's common stock at exercise prices of $0.22 and $0.28 per share. The options vest over a period of five years and have a term of nine years.

In January 1999, the Company granted a nonstatutory stock option to a member of its Board of Directors for 50,000 shares of the Company's common stock at an exercise price of $0.25 per share. The option vested immediately and has a term of seven years.

In November 1999, the Company granted nonstatutory stock options to 18 employees for a total of 779,772 shares of the Company's common stock at an exercise price of $0.33 per share. The options vest over a period of five years and have a term of ten years.

In October 2000, the Company granted a nonstatutory stock option to one of its officers for 500,000 shares of the Company's common stock at an exercise price of $0.34 per share. The option vests over a period of five years and has a term of ten years.

In October 2000, an officer/director of the Company exercised options for a total of 1,425,000 shares of common stock at an exercise price of $0.36. The shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

During the year ended October 31, 2000, the Company granted nonstatutory stock options to four employees and two non-employees for a total of 575,000 shares of the Company's common stock with exercise prices ranging from $0.25 to $0.83 per share. The options vest over three to five years and have a term of seven years.

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

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2000         1999        1998
                                        ---------     --------   ---------
    Risk-free interest rate                    6%          6%          6%
    Expected dividend yield                    0%          0%          0%
    Expected life                         5 years     5 years     5 years
    Expected volatility                      0.98        0.47        0.58

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying Statement 123 on pro forma net loss for the years ended October 31, 2000, 1999, and 1998 are not likely to be representative of the effects for future years since the 2000, 1999, and 1998 pro forma net loss amounts reflect expense for only one year of vesting. The Company's pro forma information follows:

                                      2000          1999          1998
                                  -----------   -----------   -----------
    Net loss:
       As reported                $ 4,626,235   $ 4,070,566   $ 2,748,275
       Pro forma                  $ 4,929,396   $ 4,217,830   $ 2,855,215
    Loss per share:
       As reported                $      0.05   $      0.05   $     0.05
       Pro forma                  $      0.05   $      0.06   $     0.05

A summary of the Company's stock option activity, and related information for the years ended October 31, 2000, 1999, and 1998 follows:


                                                   2000                           1999                         1998
                                       ------------------------------  ---------------------------  --------------------------
                                                         Wtd-Avg Ex                    Wtd-Avg Ex                   Wtd-Avg Ex
                                           Options         Price           Options       Price          Options       Price
                                       ---------------  -------------  --------------  -----------  --------------  ----------
Outstanding, beginning of year          13,776,238      $   0.32         9,883,751     $   0.27     9,970,263       $  0.26
Granted                                  1,904,772          0.43         4,213,716         0.43       460,350          0.25
Exercised                               (1,457,342)         0.36                 -            -      (466,862)         0.06
Forfeited                                 (131,250)         0.52          (321,229)        0.24       (80,000)         0.25
                                       ------------                    -----------                  ----------
Outstanding, end of year                14,092,418      $   0.33        13,776,238     $   0.32     9,883,751       $  0.27
                                       ============                    ===========                  ==========
Exercisable, end of year                10,199,435      $   0.31         9,849,858     $   0.31     7,313,000       $  0.22

Common stock options of 466,862 exercised during the year ended October 31, 1998 were in exchange for a three-year note receivable bearing interest at 5 percent per annum. The note balance of $29,179 at October 31, 2000 is presented in stockholders' equity.

Weighted-average exercise prices and fair values of options issued during the years ended October 31, 2000, 1999, and 1998 with exercise prices which equaled or exceeded the market prices of the Company's stock on the grant date follows:


                                         2000                                 1999                                  1998
                           ---------------------------------  -----------------------------------  --------------------------------
                                           Weighted-Ave.                        Weighted-Ave.                      Weighted-Ave.
                                       ---------------------               ----------------------               -------------------
                                           Ex.       Fair                      Ex.         Fair                    Ex.      Fair
                             Options      Price      Value      Options       Price        Value     Options      Price     Value
                           ----------  ----------  ---------  -----------  ------------  --------  -----------  ---------  --------
Options whose exercise
  price equaled the
  market price of the
  stock on the grant date   1,829,772    $  0.43   $  0.32        250,000    $  0.28      $ 0.25             -    $    -     $   -
Options whose exercise
  price exceeded the
  market price of the
  stock on the grant date      75,000       0.25      0.09      3,963,716       0.44        0.05       460,350      0.25      0.12
                            ---------                           ---------                              -------
Options issued during
  the year                  1,904,772                           4,213,716                              460,350
                            =========                           =========                              =======

The following summarizes information about the Company's stock options outstanding at October 31, 2000:


                                            Options Outstanding                              Options Exercisable
                               ------------------------------------------------         ------------------------------
                                                 Wtd-Ave
                                                Remaining             Wtd-Ave                                Wtd-Ave
 Range of Exercise                             Contractual           Excercise                              Exercise
      Prices                     Number            Life                Price               Number             Price
------------------             ----------    ---------------       ------------         ------------       -----------
 $0.06 to $0.22                 5,334,478        2.5 years           $   0.08             5,024,201         $   0.07
 $0.25 to $0.40                 3,572,940           6.9                  0.29             1,438,015             0.26
 $0.50 to $1.00                 5,185,000           5.6                  0.62             3,737,219             0.64
                               ----------                                                ----------
                               14,092,418                                                10,199,435
                               ==========                                                ==========

4. NOTES PAYABLE

Notes payable consisted of the following as of October 31:

                                                                      2000           1999          1998
                                                                   ----------    ------------    ----------
      One-year convertible notes, unsecured, bearing interest at
        10% per annum payable at the earlier of conversion or
        maturity                                                   $   90,000     $   130,000     $ 300,000

      60 day short-term bridge financing note, unsecured,
        bearing interest at 10% per annum                                   -          40,000             -

      90 day short-term bridge financing notes, unsecured,
        bearing interest at 10% per annum                             370,000               -             -

      One-year promissory note, unsecured, bearing interest at
        10% per annum                                                 250,000               -             -
                                                                   ----------     -----------     ---------
      Total notes payable                                          $  710,000     $   170,000     $ 300,000
                                                                   ==========     ===========     =========
      One-year convertible notes payable to an officer of the
        Company, unsecured, bearing interest at 10% per annum
        payable at the earlier ofconversion or maturity            $        -     $ 1,005,000     $ 265,000


      Six-month note payable to an officer of the Company,
        unsecured, bearing interest at 10% per annum                     100,000                      -                      -

      One-year notes payable to an officer of the Company,
        unsecured, bearing interest at 10% per annum                     657,419                825,000                      -
                                                              ---------------------- ---------------------  ---------------------
      Total notes payable to officer                            $        757,419       $      1,830,000       $        265,000
                                                              ====================== =====================  =====================

Interest expense incurred on the above notes totaled approximately $130,000, $160,000, and $120,000 for the years ended October 31, 2000, 1999, and 1998, respectively. Since inception, interest incurred has been settled through the issuance of common stock.

During the period from June 1997 to October 31, 2000, the Company issued a total of approximately $8.3 million in principal amount of convertible notes to "accredited investors" in private placements. The principal and any accrued interest are convertible for a period of six months from the date of the note into shares of the Company's common stock at a 15% discount to the market price of the stock on the issuance date of the note. The convertible notes also provide for the holders to receive warrants to purchase shares of common stock ranging from $0.375 to $2.00 per share in a total amount equal to the dollar amount of the note upon conversion or 40% of the dollar amount of the note if not converted. The warrants have a term of three years.

The following summarizes convertible notes payable transactions during the three years ended October 31, 2000:

                                                                                                    Upon Conversion
                                                                      Principal        --------------------------------------------
                                                                   Amount of Notes       Number of Shares          Number of
                                                                                              Issued               Warrants
                                                                ---------------------- --------------------- ----------------------
    Balance at October 31, 1997                                   $        200,000
    Convertible notes sold                                               2,145,000
    Notes converted                                                     (2,045,000)            12,049,180             2,045,000
                                                                ----------------------
    Balance at October 31, 1998                                            300,000
    Convertible notes sold                                               1,764,800
    Notes converted                                                     (1,934,800)            11,859,290             1,934,800
                                                                ----------------------
    Balance at October 31, 1999                                            130,000
    Convertible notes sold                                               2,164,063
    Notes converted                                                     (2,204,063)             7,234,660             2,593,337
                                                                ----------------------
    Balance at October 31, 2000                                   $         90,000
                                                                ======================

The following summarizes convertible notes payable to officer transactions during the three years ended October 31, 2000:

                                                                                                    Upon Conversion
                                                                      Principal         --------------------------------------------
                                                                   Amount of Notes        Number of Shares          Number of
                                                                                               Issued               Warrants
                                                                 ---------------------  --------------------- ----------------------
     Balance at October 31, 1997                                   $         360,000
     Convertible notes sold                                                  665,000
     Notes converted                                                        (760,000)            4,821,340               760,000
                                                                 ---------------------
     Balance at October 31, 1998                                             265,000
     Convertible notes sold                                                1,005,000
     Notes converted                                                        (265,000)            1,637,198               265,000
                                                                 ---------------------
     Balance at October 31, 1999                                           1,005,000
     Convertible notes sold                                                        -
     Notes converted                                                      (1,005,000)            6,827,616               402,000
                                                                 ---------------------
     Balance at October 31, 2000                                   $               -
                                                                 =====================


Interest expense for the years ended October 31, 2000, 1999, and 1998 includes approximately $380,000, $490,000 and $500,000, respectively, of discount on convertible notes payable resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates.

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

In July 1998, the Company entered into a loan agreement with one of its officers. Under the terms of the agreement, the Company loaned the officer $50,000 plus $3,500 per month for the life of the loan. The loan has an interest rate of 9% per annum and a term of three years. The loan is secured by the officer's common stock options. The officer resigned from the Company in December 2000. In accordance with the terms of the promissory note, upon the officer's resignation the loan and accrued interest became due and payable within 30 days.

Due to officer represents unpaid compensation owed to the Company's chief financial officer.

6. INCOME TAXES

Since its formation the Company has incurred net operating losses. As of October 31, 2000, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $13.5 million. The net operating loss carryforward for tax reporting purposes expires in the years from 2001 to 2020. The Company also has a research credit carryover approximating $300,000 which expires between the years 2003 and 2020.

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary component of the Company's deferred income taxes relate to its net operating loss carryforward of approximately $13.5 million.

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

8. CORRECTION OF ACCOUNTING FOR REISSUANCE OF STOCK PREVIOUSLY CANCELED

During the year ended October 31, 1995, the Company reissued 1,320,000 shares of restricted stock to its president and chief executive officer. These were shares which had been previously returned to the Company by the president and chief executive officer at no cost to the Company. The reissuance was recorded at par value in the financial statements for the year ended October 31, 1995 with no effect on net loss for that year. The Company has subsequently valued the reissued stock at $0.15 per share based on the quoted market price of the restricted stock at the date of reissuance. As a result, the Company's financial statements for the year ended October 31, 1995 have been restated as follows:

8. CORRECTION OF ACCOUNTING FOR REISSUANCE OF STOCK PREVIOUSLY CANCELED (CONTINUED)

                                                                           As originally
                                                                             reported                 As restated
                                                                       ----------------------  ---------------------------
       Balance sheet:
          Additional paid-in capital                                     $      1,704,785          $      1,902,785
          Deficit accumulated during the development stage                     (1,452,786)               (1,650,786)
       Statement of loss and accumulated deficit:
          General and administrative expenses                                     195,171                   393,171
          Net income (loss)                                                      (288,813)                 (486,813)
          Loss per share                                                           (0.01)                    (0.02)
       Statement of cash flows:
          Expenses paid with common stock                                          12,998                   210,998


9. DISPUTE WITH CYANOTECH

On July 13, 1998, Cyanotech filed a complaint against the Company in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK). In the complaint, Cyanotech sought declaratory judgment of non-infringement of the Company's U.S. Letters Patent No. 5,541,056; invalidity of the 5,541,056 Patent; and non-misappropriation of the Company's trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after the Company expressed to Cyanotech its concern that Cyanotech infringed the 5,541,056 Patent and misappropriated the Company's trade secrets.

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

On March 1, 1999, the Company filed a motion for partial summary judgment against Cyanotech for breach of contract and misappropriation of trade secrets. On March 26, 1999, the Company filed a cross-motion for summary judgment of patent infringement. All motions for summary judgment were heard in November 1999.

On December 30, 1999, the United States District Court for the District of Hawaii granted summary judgment on the Company's motion that Cyanotech infringed the Company's patent, misappropriated the Company's trade secrets and breached the terms of the parties' 1994 Dissolution Agreement. In its order, the Court found that the tube process used by Cyanotech for cultivating microalgae infringed the 5,541,056 Patent. The Court further found that Cyanotech violated the Uniform Trade Secrets Act and breached the 1994 Dissolution Agreement when it misappropriated trade secrets relating to the Company's proprietary closed-system technology for cultivation of microalgae.

In addition, the Court denied Cyanotech's motion for partial summary judgment of non-infringement and invalidity of the Company's patent. In doing so, the Court upheld the validity of the 5,541,056 Patent.

On January 14, 2000, Cyanotech filed a motion for reconsideration on the Court's December 30, 1999 order. The Company filed its opposition to the motion for reconsideration on February 1, 2000.

On March 3, 2000, the Court denied Cyanotech's motion for reconsideration.

On May 25, 2000, the Court granted the Company's motion to compel Cyanotech to produce documents related to its BioDome system, financial information relating to its astaxanthin production, and communications with third parties concerning the lawsuit. In its order, the Court determined that the information sought on the BioDome could be relevant in the litigation and could potentially bear on the remedies or the extent of the patent infringement and trade secret misappropriations by Cyanotech.

On August 29, 2000, Cyanotech filed a motion for partial summary judgment of invalidity of the 5,541,056 Patent.

On December 4, 2000, the Court denied Cyanotech's motion for partial summary judgment.

The Company has not accrued or reflected any amounts related to the dispute in the accompanying financial statements. Legal costs are expensed as incurred.

10. COMMITMENTS

In January 2001, the Company entered into a research and license agreement with a major university to access, manufacture, use and sell products from a microalgal collection. Under terms of the research agreement, the university is to receive approximately $550,000 over the initial two-year term for maintenance and research work on the collection. The license agreement provides for royalties to be paid to the university on income from commercialization of products developed from the collection.