Form 10QSB
period 2001-01-31
AQUASEARCH INC
filed 2001-03-23
CIK 837490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark one)
        /X/ Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For Quarter Ended January 31, 2001
                                       or
        / / Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                                 Not Applicable
                                 --------------
                  Former name, former address and former fiscal
                       year, if changed since last report

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


The number of shares outstanding of Registrant's Common Stock, $0.0001 par value at January 31, 2001 was 106,457,451 shares.

                                Aquasearch, Inc.

                               Form 10-QSB For The
                         Quarter Ended January 31, 2001


                                    Contents

PART I - FINANCIAL INFORMATION

                                                                                                               Page
     Item 1:  Financial Statements

         Condensed Balance Sheets                                                                                3

         Condensed Statements of Operations                                                                      4

         Condensed Statements of Cash Flows                                                                      5

         Notes to Condensed Financial Statements                                                                 6

     Item 2:  Management's Plan of Operation

         Management's Plan of Operation for the Next Twelve Months                                               9

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                              12

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                                                                                 14

     Item 2:  Changes In Securities                                                                             15

     Item 3.  Defaults Upon Senior Securities                                                                   15

     Item 4:  Submission of Matters to a Vote of Security Holders                                               15

     Item 5:  Other Information                                                                                 15

     Item 6:  Exhibits and Reports on Form 8-K                                                                  15

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS


                                                                      January 31,      October 31,
                                                                         2001             2000
                                                                      (Unaudited)       (Audited)
                                                                      ----------------------------
Assets
   Current assets:
   Cash                                                               $     26,153    $    509,492
   Accounts receivable                                                      39,316          12,356
   Inventories                                                             194,864            --
   Prepaid expenses and other                                               25,636          14,936
                                                                      ----------------------------
Total current assets                                                       285,969         536,784

Notes receivable                                                            50,000          50,000
Plant and equipment:
   Plant                                                                 3,237,218       3,015,319
   Equipment                                                             1,096,177       1,093,952
   Less accumulated depreciation                                          (723,466)       (662,002)
                                                                      ----------------------------
Net plant and equipment                                                  3,609,929       3,447,269
                                                                      ----------------------------
Total assets                                                          $  3,945,898    $  4,034,053
                                                                      ============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                                   $  1,465,843    $  1,171,965
   Due to officer                                                          297,000         297,000
   Short-term advance                                                      348,213         500,000
   Notes payable                                                         1,427,087         710,000
   Notes payable to officer                                                854,362         757,419
                                                                      ----------------------------
Total current liabilities                                                4,392,505       3,436,384

Stockholders' equity (deficit)
   Preferred stock (5,000,000 shares authorized)                              --              --
   Common stock ($0.0001 par value, 150,000,000 shares
     authorized, 106,457,451 and 105,589,076 shares issued
     and outstanding at January 31, 2001 and October 31,
     2000, respectively)                                                    11,767          11,679
   Additional paid-in capital                                           17,154,448      16,970,990
   Notes receivable                                                        (29,179)        (29,179)
   Deficit accumulated during the development stage                    (17,583,643)    (16,355,821)
                                                                      ----------------------------
Total stockholders' equity (deficit)                                      (446,607)        597,669
                                                                      ----------------------------
Total liabilities and stockholders' equity (deficit)                  $  3,945,898    $  4,034,053
                                                                      ============================


                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     For the Three      For the Three
                                                 From Inception      Months Ended       Months Ended
                                                 to January 31,       January 31,        January 31,
                                                      2001               2001               2000
                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                              -----------------------------------------------------------
  Revenues
  Products                                      $      108,795      $       97,718     $            -
  Contract services                                     30,053              30,053                  -
                                              -----------------------------------------------------------
  Total revenues                                       138,848             127,771                  -

  Costs and expenses
  Cost of products sold                                 23,464                   -                  -
  Cost of contract services                             30,053              30,053                  -
  Research and development costs                     7,657,396             433,747            557,810
  Selling, general and administrative expenses       8,145,676             786,081            397,098
                                              -----------------------------------------------------------
  Total costs and expenses                          15,856,589           1,249,881            954,908
                                              -----------------------------------------------------------

  Loss from operations                             (15,717,741)         (1,122,110)          (954,908)

  Other income (expense)
  Interest                                          (1,969,125)           (102,678)          (145,880)
  Other                                                264,821              (3,034)            53,532
  Investment in joint venture                         (147,096)                  -                  -
                                              -----------------------------------------------------------
  Total other income (expense)                      (1,851,400)           (105,712)           (92,348)
                                              -----------------------------------------------------------
  Loss before income taxes and extraordinary
     item                                          (17,569,141)         (1,227,822)        (1,047,256)
  Extraordinary item - loss on write down of
     assets to liquidation basis                       (14,502)                  -                  -
                                              -----------------------------------------------------------
  Net loss                                      $  (17,583,643)     $   (1,227,822)    $   (1,047,256)
                                              ===========================================================
  Loss per share                                $       (0.43)      $       (0.01)     $       (0.01)
                                              ===========================================================
  Weighted average shares outstanding               41,043,855         106,325,702         80,870,601
                                              ===========================================================


                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         For the Three    For the Three
                                                   From Inception to     Months Ended      Months Ended
                                                      January 31,         January 31,      January 31,
                                                          2001               2001              2000
                                                      (Unaudited)         (Unaudited)      (Unaudited)
                                                   --------------------------------------------------------

   Cash Flows from Operating Activities:
   Net loss                                         $    (17,583,643)    $  (1,227,822)   $  (1,047,256)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                         723,466            61,464           61,687
        Allowance on note receivable                         108,500            10,500           10,500
        Expenses paid with common stock                    1,238,653            16,193          119,600
        Discount on convertible notes payable              1,515,734            50,347           92,647
        Changes in:
          Receivables                                        (39,316)          (26,960)         (18,021)
          Inventories                                       (194,864)         (194,864)               -
          Other current assets                               (25,636)          (10,700)             350
          Accounts payable                                 1,465,844           293,878           27,391
          Due to officer                                     297,000                 -           27,600
                                                   --------------------------------------------------------
   Cash used in operating activities                     (12,494,262)       (1,027,964)        (725,502)

   Cash Flows from Investing Activities:
   Purchases of fixed assets                              (4,333,395)         (224,124)          18,188
   Increase in notes receivable                             (127,983)          (10,500)         (10,500)
                                                   --------------------------------------------------------
   Cash used in investing activities                      (4,461,378)         (234,624)           7,688

   Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                  6,076,033                 -          250,000
   Proceeds from short-term advance                          500,000                 -                -
   Proceeds from notes payable                            11,044,163           845,300          485,000
   Repayment of notes payable                               (105,285)                -                -
   Offering costs                                           (533,118)          (66,051)               -
                                                   --------------------------------------------------------
   Cash provided by financing activities                  16,981,793           779,249          735,000
                                                   --------------------------------------------------------

   Net increase (decrease) in cash                            26,153          (483,339)          17,186
   Cash, beginning of the period                                   -           509,492           90,522
                                                   --------------------------------------------------------
   Cash, end of the period                           $        26,153     $      26,153    $     107,708
                                                   ========================================================

   Supplemental non-cash information:
      Conversion of convertible notes payable to
        common stock                                 $     8,393,863     $     180,000    $   1,345,000
      Reduction in notes payable to officer and
        related interest for exercise of stock
        options                                              531,000            18,000                -

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)


1.  GENERAL

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-KSB for the year ended October 31, 2000.

2. INVENTORIES

Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At January 31, 2001, inventories consisted of $85,514 of work in process and $109,350 of finished goods and are stated at net realizable value.

3. REVENUE RECOGNITION

Product revenue is recognized upon shipment to customers. For the quarter ended January 31, 2001, cost associated with the Company's product revenue are indistinguishable from research and development costs. Contract services revenue is recognized as services are performed on a cost reimbursement basis.

4. NOTES PAYABLE

Notes payable consisted of the following:

                                                                    January 31, 2001   October 31, 2000
                                                                   ------------------- ------------------
     One-year convertible notes, unsecured, bearing interest
         at 10% per annum payable at the earlier of conversion
         or maturity                                                 $     195,300       $      90,000
     90 day short-term bridge financing notes, unsecured,
         bearing interest at 10% per annum                                       -             370,000
     Short-term bridge financing notes due June 30, 2001,
         unsecured, bearing interest at 10% per annum                      551,787                   -
     One-year promissory notes, unsecured, bearing interest at
         10% per annum                                                     410,000             250,000
     One-year bank loan, unsecured, bearing interest at 2.5%
         above the bank's prime rate (11.5% at January 31,
         2001)                                                             100,000                   -
     One-year bank loan, guaranteed by two of the Company's
         officers, bearing interest at 3.0% above the bank's
         prime rate (12% at January 31, 2001)                              170,000                   -
                                                                   ------------------- ------------------
     Total notes payable                                             $   1,427,087       $     710,000
                                                                   =================== ==================

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)


4. NOTES PAYABLE (CONTINUED)

                                                                    January 31, 2001   October 31, 2000
                                                                   ------------------- ------------------
     Six-month note payable to an officer of the Company,
         unsecured, bearing interest at 10% per annum                $     100,000       $     100,000
     One-year notes payable to an officer of the Company,
         unsecured, bearing interest at 10% per annum                      754,362             657,419
                                                                   ------------------- ------------------
     Total notes payable to officer                                  $     854,362       $     757,419
                                                                   =================== ==================


5.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

An analysis of the changes in stockholders' equity (deficit) is as follows:

                                  Shares of                  Additional                                        Total
                                    Common        Common       Paid-In         Notes        Accumulated    Stockholders'
                                    Stock         Stock        Capital       Receivable       Deficit     Equity (Deficit)
                                --------------- ----------- -------------- ------------- ---------------- ---------------
Balance, October 31, 2000          105,589,076  $  11,679    $16,970,990    $  (29,179)   $  (16,355,821)     $  597,669
Issuance of stock upon
  conversion of convertible
  notes payable ($0.17 to
  $0.44 per share)                     818,375         83        115,116             -                 -         115,199
Issuance of stock upon
  exercise of stock options
  ($0.36 per share)                     50,000          5         17,995             -                 -          18,000
Discount on convertible notes
  payable                                    -          -         50,347             -                 -          50,347
Loss for the three months
  ended January 31, 2001                     -          -              -             -        (1,227,822)     (1,227,822)
                                --------------- ----------- -------------- ------------- ---------------- ---------------
Balance, January 31, 2001          106,457,451  $  11,767    $17,154,448    $  (29,179)   $  (17,583,643)     $ (446,607)
                                =============== =========== ============== ============= ================ ===============

Discount on convertible notes payable of $50,347 results from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during the quarter ended January 31, 2001.

                                AQUASEARCH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)


5.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS (CONTINUED)

The following is a summary of our common stock purchase warrants for the quarter ended January 31, 2001:

 Exercise Price      Outstanding at                                                    Outstanding at
                    October 31, 2000           Issued              Exercised          January 31, 2001
----------------- --------------------- --------------------- --------------------- ---------------------
    $0.375                   45,000               155,000                     -               200,000
    $0.40                 1,100,000                     -                     -             1,100,000
    $0.50                 6,778,425                     -                     -             6,778,425
    $0.75                   568,086                59,389                     -               627,475
    $1.00                   489,249                     -                     -               489,249
    $1.50                   154,599                     -                     -               154,599
    $2.00                    79,491                     -                     -                79,491
                  --------------------- --------------------- --------------------- ---------------------
                          9,214,850               214,389                     -             9,429,239
                  ===================== ===================== ===================== =====================

At January 31, 2001, we had reserved a sufficient number of shares of our common stock for issuance upon exercise of the warrants.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. These statements are denoted by an asterisk (*). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; a lack of time commitment by our Scientific Advisory Board; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Factors That May Affect Future Operating Results" in our Annual Report on Form 10-KSB for a more detailed description of these significant risks and uncertainties. We caution the reader, however, that these factors may not be exhaustive.

MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

During the next twelve months we will focus on sales and marketing, product development, and drug discovery, specifically:

     o    expanding sales of our first nutraceutical product, THE
          ASTAFACTOR(TM);

     o    developing compound libraries for drug discovery; and

     o    formulating more nutraceutical products.*

(1)  THE ASTAFACTOR(TM) - NUTRACEUTICAL ASTAXANTHIN

THE ASTAFACTOR(TM), our first major nutraceutical product, is a dietary supplement rich in astaxanthin. Astaxanthin is a powerful, bioactive anti-oxidant (approximately 100 times more potent than Vitamin E), with anti-inflammatory properties. Astaxanthin has demonstrated efficacy in animal or human models of:

     o    ALZHEIMER'S AND PARKINSON'S DISEASES: major neurodegenerative diseases

     o    MACULAR DEGENERATION: the leading cause of blindness in the U.S.

     o CHOLESTEROL DISEASE: ameliorates the effects of LDL (the "bad" cholesterol)

     o    STROKE: repairs damage caused by lack of oxygen

     o    CANCER: protects against several types of cancer

We believe a strong market could develop for THE ASTAFACTOR(TM) among persons afflicted with these ailments because of:

     o    LARGE SIZE OF POTENTIAL MARKET: millions of Americans are affected

     o POOR PROGNOSIS: some of these diseases have ineffective or no approved treatments

     o PROMISING DATA: quality of data in relevant human and animal models is promising*

We believe our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above.* We estimate this would generate retail sales of more than $5 million per year.* We can expand most cost-effectively by adding only finishing ponds. We estimate that this would allow a five-fold expansion of astaxanthin production at a cost of approximately $1.8 million.*

We believe there is a market for our natural astaxanthin at all levels in the value chain.* We began selling THE ASTAFACTOR(TM) directly to consumers. As demand in Hawaii increased we started selling to more than 40 retail outlets, and we are pursuing similar distribution channels on the U.S. mainland. We have recently added a commission-based sales force to increase sales in Hawaii.

(2)  DRUG DEVELOPMENT

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

AQUASEARCH PHOTOBIOREACTOR TECHNOLOGY - ITS ROLE IN DRUG DEVELOPMENT. We believe that our photobioreactor technology, the Aquasearch Growth Module, (AGM), is a revolutionary achievement.* First, it is 1,000 times larger than the average laboratory cultivation system. Second, the level of computerized process control is greater than traditional biotechnology manufacturing processes. These two achievements allow large quantities of microalgae to be produced under highly controlled conditions. Solving these problems means that compounds long stalled in the discovery process may now be developed to yield viable drugs.

AQUASEARCH COMPOUND LIBRARIES - MAGNIFYING OPPORTUNITIES FOR DRUG DISCOVERY. In August 2000, we made our first "compound library." We began with pure astaxanthin - a known bioactive compound - and, in collaboration with Albany Molecular Research (NASDAQ: AMRI), we created a number of closely related "derivative" compounds. This collection of compounds is a compound library. Many of our new compounds are patentable.

Compound libraries like ours are attracting growing interest in the pharmaceutical industry because they are based on bioactive natural compounds, modified by a biological (enzymatic) process. Our first compound library has been under investigation by the U.S. National Cancer Institute (NCI) for the past nine months. Compounds are being screened for activity against approximately 60 types of cancer cells. We expect results from the NCI shortly.*

OUR AGREEMENT WITH UNIVERSITY OF HAWAII - ACCELERATING DRUG DISCOVERY. A significant part of our drug development program is our agreement with University of Hawaii (UH), entered into in January 2001. This gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae. These compounds were derived from a remarkable collection of approximately 2,000 strains of microalgae. One of the compounds is now in Phase II clinical trials for treatment of cancer.

Most importantly, the bioactive compounds have never been tested in any disease other than cancer. Other compounds may prove active against other diseases.

We believe our agreement with UH is a significant opportunity.* We estimate that in order to isolate from nature 100 bioactive compounds from traditional sources, a biopharmaceutical company would have to isolate and identify approximately 25,000 compounds.* We are starting with these compounds and have the technology to supply sufficient quantities for further testing and pre-clinical trials.

The compounds remaining in the collection may prove active against other diseases. We plan to increase the probability of success by making compound libraries from selected bioactive molecules.* This approach can create thousands of lead compounds for pre-clinical screening.

OUR DRUG DEVELOPMENT BUSINESS PLAN. Our business model is designed to reduce the risks inherent in drug development. Our proprietary cultivation technology, coupled with exclusive access to dozens of unique molecules in the UH collection, enables us to proceed rapidly to pre-clinical studies. We expect to offer to larger biopharmaceutical companies a significant number of new, bioactive chemical structures for their pipelines.*

We plan to develop patentable molecules in the UH collection into compound libraries over the next several years.* The molecules in these libraries would then be screened against numerous diseases in a variety of pre-clinical trials. We believe that compounds which survive the pre-clinical study process may have considerable value.* Our strategy is to focus on strategic partnerships with biopharmaceutical companies that have an interest in acquiring new drug candidates.

We believe the potential sources of revenue from this approach may include the following:

         1)   Library Access Fee

               o    access time: limited to 3-12 months

               o    application: limited to certain diseases or disease areas

               o    multiple customers allowed

         2)   Licensing Fee

               o    $3 million to $15 million per compound per indication

               o    activated by decision to begin clinical trials

         3)   Milestone Payments

              o   $500,000 to $25 million per event

              o   activated by the results of pre-clinical and clinical trials

         4)   Royalties

              o   activated by FDA approval and full commercialization*

(3)  EXPANDING OUR NUTRACEUTICAL PRODUCT PIPELINE

We have identified many potential nutraceutical products among the microalgae, mostly through the published scientific literature. Our nutritional supplement pipeline has recently received a major boost from the federal government. In October 2000 we began work on a $2.4 million project, with funding from the U.S. Department of Energy (DOE), to develop proprietary "high-value products from microalgae." We expect to receive $1.2 million over three years pursuant to a subcontract with Physical Sciences, Inc. for our work on the project. To the DOE, these high-value products would cut the cost of removing carbon dioxide, a greenhouse gas, from Earth's atmosphere. To Aquasearch, this contract dramatically cuts our cost of product development. We expect our new nutritional supplement products to follow the process proven by The AstaFactor(TM), nine to twelve months of product development, followed by human clinical safety trials, and FDA approval.*

We are focused on markets for high-value products that, like those for natural astaxanthin, have potential sales of more than $100 million, and few or no known competitors. At our research and development/production facility, we can directly measure economic feasibility from data gathered during a six-month production run in our commercial-scale Ultra-AGM.

We are well aware that nutraceutical products, because they are not highly regulated, have caused concern among some consumers. Our goal is to self-regulate at a higher standard than required by law.* We are implementing a variety of testing procedures designed to maximize product safety and product efficacy.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through January 31, 2001, we had an accumulated deficit of approximately $17.6 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline.* We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.*

We have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

We are in the process of transition to a full-scale commercial producer of microalgae products. These changes in our business have placed and will continue to place significant demands on our management, working capital and financial and management control systems.

RESULTS OF OPERATIONS

REVENUES. In July 1999 we began to ship our natural astaxanthin product, AQUAXAN(TM). During the quarters ended January 31, 2001 and 2000, we had revenues of approximately $13,000 and $54,000, respectively, in connection with these shipments. The amount for the quarter ended January 31, 2000 was classified as other income in the accompanying financial statements, since it was considered to be incidental to our ongoing research and development activities. We began sales of THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, on March 30, 2000. Sales of THE ASTAFACTOR(TM) for the quarter ended January 31, 2001 were approximately $84,000. In October 2000, we began work on a $2.4 million project funded by the U.S. Department of Energy. We expect to receive $1.2 million over three years on a cost reimbursement basis pursuant to a subcontract with Physical Sciences, Inc. for our work on the project.* We recognized approximately $30,000 of revenues related to the subcontract during the quarter ended January 31, 2001.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials, and expenses related to product development and our compound drug discovery library. Research and development costs totaled approximately $434,000 for the quarter ended January 31, 2001 compared with approximately $558,000 for the quarter ended January 31, 2000. The decrease reflects the transition from product development to production of our nutraceutical astaxanthin product, THE ASTAFACTOR(TM). From inception through January 31, 2001, research and development costs have totaled approximately $7.7 million. We expect to incur significant research and development costs in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, fees for professional services, and promotional and marketing expenses related to THE ASTAFACTOR(TM). Selling, general and administrative expenses were approximately $786,000 for the quarter ended January 31, 2001 compared with approximately $397,000 for the quarter ended January 31, 2000. The increase was primarily due to personnel additions, additional legal fees incurred in protecting our intellectual property, investor relations consulting costs, and sales and marketing efforts of THE AstaFactor(TM). From inception through January 31, 2001, selling, general and administrative expenses have totaled approximately $8.1 million. We anticipate that selling, general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.*

INTEREST EXPENSE. Interest expense for the quarters ended January 31, 2001 and 2000 included approximately $50,000 and $93,000, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters. Interest on notes payable were approximately $44,000 and $21,000 for the quarters ended January 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the quarters ended January 31, 2001 and 2000, we raised approximately $661,000 and $735,000, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. During the quarter ended January 31, 2001 we received a total of $270,000 of one-year term loan financing from a bank. From inception through January 31, 2001, we raised total net proceeds of approximately $16.7 million through public and private sales of equity and debt securities.

During the quarter ended January 31, 2001, cash used in operating activities were approximately $1.0 million compared with $726,000 during the quarter ended January 31, 2000. From inception through January 31, 2001, cash used in operating activities have totaled approximately $12.5 million.

Capital expenditures for the quarter ended January 31, 2001 totaled approximately $224,000. From inception through January 31, 2001, capital expenditures have totaled approximately $4.3 million.

As of January 31, 2001, we had approximately $26,000 in cash.

Subsequent to January 31, 2001, we obtained an additional $30,000 of one-year term loan financing from a bank and a total of $165,000 of debt financing from individuals.

On February 21, 2001, we made a $560,000 draw under our equity line with Alpha Venture Capital for the purchase of 3,500,000 shares of our common stock.

We estimate a need for approximately $4.0 million in operating capital over the next twelve months.* We anticipate that projected product sales will begin to pay some operating costs.* In the near term, we believe that existing capital resources including the $10 million financing commitment from Alpha Venture Capital, Inc., funds raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months.*

We cannot guarantee success in raising the future capital necessary to sustain or expand our operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations.* Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.


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

On March 6, 2001, we settled the litigation with Cyanotech without admission of liability by either party. Under the agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgal production that infringes our U.S. Patent No. 5,541,056. We agreed that Cyanotech's current proprietary process for producing microalgae, known as the Phytodome, does not infringe our U.S. Patent No. 5,541,056. Cyanotech will also pay undisclosed royalties to us. We and Cyanotech agreed to dismiss all claims with prejudice that were asserted in the litigation. The Court will enter an order to that effect and that our U.S. Patent No. 5,541,056 is valid and enforceable.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended January 31, 2001, we issued an aggregate of $160,000 of one-year notes payable to an individual. In addition, we issued a promissory note in the amount of $181,787 to an individual which is due on June 30, 2001. The notes are unsecured and bear interest at 10% per annum, payable at maturity.

During the quarter ended January 31, 2001 we received $100,000 of one-year debt financing from a bank. The loan is unsecured and bears interest at 2.5% above the bank's prime rate. In addition, we also received a one-year term loan of $170,000 from a bank. The loan bears interest at 3.0% above the bank's prime rate. The loan is personally guaranteed by two of our officers.

During the quarter ended January 31, 2001, we issued $285,300 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have an exercise price of $0.375 per share and a term of three years. During the quarter ended January 31, 2001, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $180,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 818,375 shares of common stock and also issued 214,389 warrants in connection thereof.

The above referenced transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

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

                                          AQUASEARCH, INC.

Dated: March 22, 2001                     By:  /s/ Mark E. Huntley
                                          --------------------------------------
                                          Mark E. Huntley, Ph.D.
                                          President and Chief Executive Officer

                                          By:  /s/ Earl S. Fusato
                                          --------------------------------------
                                          Earl S. Fusato
                                          Chief Financial Officer