Form 10QSB
period 2001-04-30
AQUASEARCH INC
filed 2001-06-13
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2001
or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 33-23460-LA

AQUASEARCH, INC.
(Exact name of Registrant as specified in its charter)

Colorado	33-0034535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

YES [X] NO [ ]

115,899,118 shares of $0.0001 par value common stock outstanding as of April 30, 2001.

Aquasearch, Inc.

Form 10-QSB
For the Quarter Ended April 30, 2001

Contents

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Balance Sheets
	April 30, 2001 (Unaudited)	October 31, 2000 (Audited)

Assets
Current assets:
Cash	$ 200,903	$ 509,492
Accounts receivable	49,549	12,356
Inventories	447,395	-
Prepaid expenses and other	25,666	14,936

Total current assets	723,513	536,784

Notes receivable	54,166	50,000
Plant and equipment:
Plant	3,279,520	3,015,319
Equipment	1,096,177	1,093,952
Less accumulated depreciation	(784,930)	(662,002)

Net plant and equipment	3,590,767	3,447,269

Total assets	$4,368,446	$4,034,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,626,552	$ 1,171,965
Due to officer	297,000	297,000
Short-term advance	-	500,000
Notes payable	1,272,087	710,000
Notes payable to officer	854,362	757,419

Total current liabilities	4,050,001	3,436,384

Stockholders' equity:
Preferred stock (5,000,000 shares authorized)	-	-
Common stock ($0.0001 par value, 150,000,000
shares authorized, 115,899,118 and 105,589,076
shares issued and outstanding at April 30, 2001
and October 31, 2000, respectively)	12,712	11,679
Additional paid-in capital	18,712,054	16,970,990
Notes receivable	-	(29,179)
Deficit accumulated during the development stage	(18,406,321)	(16,355,821)

Total stockholders' equity	318,445	597,669

Total liabilities and stockholders' equity	$ 4,368,446	$ 4,034,053

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
 (A Development Stage Enterprise)

Condensed Statements of Operations
	For the Period From Inception to April 30, 2001 (Unaudited)	For the Three Months Ended April 30, 2001 (Unaudited)	For the Three Months Ended April 30, 2000 (Unaudited)

Revenues
Products	$ 188,266	$ 79,471	$ -
Contract services	84,190	54,137	-
Royalties	207,338	207,338	-

Total revenues	479,794	340,946	-

Costs and expenses
Cost of products sold	110,036	45,397	-
Cost of contract services	84,190	54,137	-
Research and development costs	7,897,994	281,773	553,014
Selling, general and administrative
expenses	8,787,746	642,070	399,922

Total costs and expenses	16,879,966	1,023,377	952,936

Loss from operations	(16,400,172)	(682,431)	(952,936)

Other income (expense)
Interest	(2,113,609)	(144,484)	(234,201)
Other	269,058	4,237	80,449
Investment in joint venture	(147,096)	-	-

Total other income (expense)	(1,991,647)	(140,247)	(153,752)

Loss before extraordinary item	(18,391,819)	(822,678)	(1,106,688)
Extraordinary item - loss on write down
of assets to liquidation basis	(14,502)	-	-

Net loss	$(18,406,321)	$(822,678)	$(1,106,688)

Loss per share	$ (0.45)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	41,043,855	111,938,007	100,666,790

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Statements of Operations
	For the Period From Inception to April 30, 2001 (Unaudited)	For the Six Months Ended April 30, 2001 (Unaudited)	For the Six Months Ended April 30, 2000 (Unaudited)

Revenues
Products	$ 188,266	$ 177,189	$ -
Contract services	84,190	84,190	-
Royalties	207,338	207,338	-

Total revenues	479,794	468,717	-

Costs and expenses
Cost of products sold	110,036	86,572	-
Cost of contract services	84,190	84,190	-
Research and development costs	7,897,994	674,345	1,110,824
Selling, general and administrative
expenses	8,787,746	1,428,151	797,021

Total costs and expenses	16,879,966	2,273,258	1,907,845

Loss from operations	(16,400,172)	(1,804,541)	(1,907,845)

Other income (expense)
Interest	(2,113,609)	(247,162)	(380,080)
Other	269,058	1,203	133,981
Investment in joint venture	(147,096)	-	-

Total other income (expense)	(1,991,647)	(245,959)	(246,099)

Loss before extraordinary item	(18,391,819)	(2,050,500)	(2,153,944)
Extraordinary item - loss on write down
of assets to liquidation basis	(14,502)	-	-

Net loss	$(18,406,321)	$(2,050,500)	$(2,153,944)

Loss per share	$ (0.45)	$ (0.02)	$ (0.02)

Weighted average shares outstanding	41,043,855	109,131,854	97,136,766

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Statements of Cash Flows
	From Inception to April 30, 2001 (Unaudited)	For the Six Months Ended April 30, 2001 (Unaudited)	For the Six Months Ended April 30, 2000 (Unaudited)

Cash flows from operating activities:
Net loss	$(18,406,321)	$(2,050,500)	$(2,153,944)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	784,930	122,928	122,982
Allowance on note receivable	108,500	10,500	21,000
Expenses paid with common stock	1,247,653	25,193	121,256
Discount on convertible notes payable	1,599,558	134,171	295,412
Changes in:
Accounts receivable	(49,549)	(37,193)	(17,983)
Inventories	(447,395)	(447,395)	-
Prepaid expenses and other
current assets	(25,666)	(10,730)	(2,542)
Accounts payable	1,626,552	454,586	(156,381)
Due to officer	297,000	-	(55,200)

Cash used in operating activities	(13,264,738)	(1,798,440)	(1,825,400)

Cash flows from investing activities:
Purchases of fixed assets	(4,375,696)	(266,425)	7,662
(Increase) decrease in notes receivable	(102,970)	14,513	(21,000)

Cash used in investing activities	(4,478,666)	(251,912)	(13,338)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,336,033	1,260,000	613,500
Repayment of short-term advance	-	(500,000)	-
Proceeds from notes payable	11,290,950	1,092,087	1,634,000
Repayment of notes payable	(105,285)	-	-
Offering costs	(577,391)	(110,324)	-

Cash provided by financing activities	17,944,307	1,741,763	2,247,500

Net increase (decrease) in cash	200,903	(308,589)	408,762
Cash, beginning of the period	-	509,492	90,522

Cash, end of the period	$ 200,903	$ 200,903	$ 499,284

Supplemental non-cash information:
Conversion of convertible notes
payable to common stock	$ 8,643,863	$ 430,000	$ 2,444,000
Reduction in notes payable to officer and
related interest for exercise of stock
options	540,000	27,000	-

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
April 30, 2001
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

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At April 30, 2001, inventories consisted of $365,730 of work in process and $81,665 of finished goods and are stated at net realizable value.

3. Revenue Recognition

Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized as received.

4. Notes Payable

Notes payable consisted of the following:

	April 30, 2001	October 31, 2000

One-year convertible notes, unsecured, bearing
interest at 10% per annum payable at the earlier
of conversion or maturity	$ 420,300	$ 90,000
90 day short-term bridge financing notes, unsecured,
bearing interest at 10% per annum	-	370,000
One-year promissory note, unsecured, bearing
interest at 10% per annum	-	250,000
Short-term bridge financing notes due June 30, 2001,
unsecured, bearing interest at 10% per annum	551,787	-
One-year bank loan, unsecured, bearing interest
at 2.5% above the bank's prime rate (10% at
April 30, 2001)	100,000	-

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
April 30, 2001
(Unaudited)

4. Notes Payable (continued)

	April 30, 2001	October 31, 2000

One-year bank loan, guaranteed by two of the
Company's officers, bearing interest at 3% above
the bank's prime rate (10.5% at April 30, 2001)	200,000	-

Total notes payable	$1,272,087	$710,000

Six-month note payable to an officer of the Company,
unsecured, bearing interest at 10% per annum	$100,000	$100,000
One-year notes payable to an officer of the Company,
unsecured, bearing interest at 10% per annum	754,362	657,419

Total notes payable to officer	$854,362	$757,419

5. Common Stock and Common Stock Purchase Warrants

An analysis of the changes in stockholders' equity (deficit) is as follows:
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 31, 2001	106,457,451	$ 11,767	$17,154,448	$ (29,179)	$ (17,583,643)	$ (446,607)
Issuance of stock upon
conversion of convertible
notes payable ($0.20 per
share)	1,250,000	125	249,875	-	-	250,000
Sale of stock ($0.15 to
$0.16 per share)	8,166,667	818	1,214,909	-	-	1,215,727
Issuance of stock upon
exercise of stock options
($0.36 per share)	25,000	2	8,998	-	-	9,000
Payment on notes
receivable issued upon
exercise of common stock
options	-	-	-	29,179	-	29,179
Discount on convertible
notes payable	-	-	83,824	-	-	83,824
Loss for the three months
ended April 30, 2001	-	-	-	-	(822,678)	(822,678)

Balance, April 30, 2001	115,899,118	$ 12,712	$18,712,054	$ -	$ (18,406,321)	$ 318,445

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
April 30, 2001
(Unaudited)

5. Common Stock and Common Stock Purchase Warrants (continued)

Discount on convertible notes payable of $83,824 results from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during the quarter ended April 30, 2001.

The following is a summary of our common stock purchase warrant transactions for the quarter ended April 30, 2001:

Exercise Price	Outstanding at January 31, 2001	Issued	Exercised	Outstanding at April 30, 2001

$0.375	200,000	-	-	200,000
$0.40	1,100,000	700,000	-	1,800,000
$0.48	-	150,000	-	150,000
$0.50	6,711,513	250,000	-	6,961,513
$0.54	-	1,350,000	-	1,350,000
$0.75	627,475	-	-	627,475
$1.00	489,249	-	-	489,249
$1.50	154,599	-	-	154,599
$2.00	79,491	-	-	79,491

	9,362,327	2,450,000	-	11,812,327

At April 30, 2001, we had reserved a sufficient number of shares of our common stock for issuance upon exercise of the warrants.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes", "expects", "estimates", "anticipates" or similar expressions. These statements are denoted by an asterisk (*). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; a lack of time commitment by our Scientific Advisory Board; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

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

Management's Plan of Operation for the Next Twelve Months

During the next twelve months we will focus on sales and marketing, product development, and drug discovery, specifically:

• expanding sales of our first nutraceutical product, The AstaFactor™;
• developing compound libraries for drug discovery; and
• formulating more nutraceutical products.*

(1) The AstaFactor™ - Nutraceutical Astaxanthin

The AstaFactor™, our first major nutraceutical product, is a dietary supplement rich in astaxanthin. Astaxanthin is a powerful, bioactive anti-oxidant (approximately 100 times more potent than Vitamin E), with anti-inflammatory properties. Astaxanthin has demonstrated efficacy in animal or human models of:

• Alzheimer's and Parkinson's Diseases: major neurodegenerative diseases
• Macular degeneration: the leading cause of blindness in the U.S.
• Cholesterol disease: ameliorates the effects of LDL (the "bad" cholesterol)
• Stroke: repairs damage caused by lack of oxygen
• Cancer: protects against several types of cancer

We believe a strong market could develop for The AstaFactor™ among persons afflicted with these ailments because of:

• Large size of potential market: millions of Americans are affected
• Poor prognosis: some of these diseases have ineffective or no approved treatments
• Promising data: quality of data in relevant human and animal models is promising*

We believe our current production capacity would satisfy approximately 1% of the estimated U.S. market for persons affected by just one of the illnesses mentioned above.* We estimate this would generate retail sales of more than $5 million per year.* We can expand most cost-effectively by adding only finishing ponds. We estimate that this would allow a five-fold expansion of astaxanthin production at a cost of approximately $1.8 million.*

We believe there is a market for our natural astaxanthin at all levels in the value chain.* We began selling The AstaFactor™ directly to consumers. As demand in Hawaii increased we started selling to more than 40 retail outlets, and we are pursuing similar distribution channels on the U.S. mainland.

(2) Drug Development

The Drug Discovery Process. The average cost of discovering one new drug and bringing it into the market now exceeds $320 million. Surprisingly, half those costs are incurred in "discovery." Pharmaceutical companies may spend more than $150 million before the drug even goes into clinical trials.

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

Compound libraries like ours are attracting growing interest in the pharmaceutical industry because they are based on bioactive natural compounds, modified by a biological (enzymatic) process. The U.S. National Cancer Institute (NCI) recently completed screening of our first compound library for activity against approximately 60 types of cancer cells. In March 2001, NCI researchers confirmed anti-cancer activity in one of the library's compounds and have proceeded to a toxicity study for potential adverse affects on laboratory animals. Pending results of the study, the NCI plans to have the compound go on to pre-clinical trials in human cancer tumors.

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

We believe the potential sources of revenue from this approach may include the following:

1) Library Access Fee

• access time: limited to 3-12 months
• application: limited to certain diseases or disease areas
• multiple customers allowed

2) Licensing Fee

• $3 million to $15 million per compound per indication
• activated by decision to begin clinical trials

3) Milestone Payments

• $500,000 to $25 million per event
• activated by the results of pre-clinical and clinical trials

4) Royalties

• activated by FDA approval and full commercialization*

(3) Expanding our Nutraceutical Product Pipeline

We have identified many potential nutraceutical products among the microalgae, mostly through the published scientific literature. Our nutritional supplement pipeline has recently received a major boost from the federal government. In October 2000 we began work on a $2.4 million project, with funding from the U.S. Department of Energy (DOE), to develop proprietary "high-value products from microalgae." We expect to receive $1.2 million over three years pursuant to a subcontract with Physical Sciences, Inc. for our work on the project. To the DOE, these high-value products would cut the cost of removing carbon dioxide, a greenhouse gas, from Earth's atmosphere. To Aquasearch, this contract dramatically cuts our cost of product development. We expect our new nutritional supplement products to follow the process proven by The AstaFactor™ , nine to twelve months of product development, followed by human clinical safety trials, and FDA approval.*

We are focused on markets for high-value products that, like those for natural astaxanthin, have potential sales of more than $100 million, and few or no known competitors. At our research and development/production facility, we can directly measure economic feasibility from data gathered during a six-month production run in our commercial-scale Ultra-AGM.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through April 30, 2001, we had an accumulated deficit of approximately $18.4 million. Our losses to date have resulted primarily from costs incurred in research and development and from selling, general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline.* We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.*

We have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

We are in the process of transition to a full-scale commercial producer of microalgae products. These changes in our business have placed and will continue to place significant demands on our management, working capital and financial and management control systems.

Results of Operations

Revenues. We began sales of The AstaFactor™, our nutraceutical astaxanthin product, on March 30, 2000. During the quarters ended April 30, 2001 and 2000 sales of The AstaFactor ™ totaled approximately $60,000 and $9,000, respectively. During the six months ended April 30, 2001, sales of The AstaFactor™ totaled $144,000. During the quarters ended April 30, 2001 and 2000, we had revenues of approximately $19,000 and $70,000, respectively, from sales of our natural astaxanthin product, Aquaxan™. During the six months ended April 30, 2001 and 2000, we had revenues of approximately $32,000 and $124,000, respectively, from sales of Aquaxan™. The aforementioned amounts for the periods ended April 30, 2000 were classified as other income in the accompanying financial statements, since they were considered to be incidental to our ongoing research and development activities. We have recognized approximately $30,000 and $54,000 of revenues for the quarters ended January 31, and April 30, 2001, respectively, pursuant to our subcontract with Physical Sciences, Inc. for our work on the U.S. Department of Energy project. Royalty revenues for the quarter ended April 30, 2001 included amounts received pursuant to a litigation settlement agreement.

Cost of Products Sold. Cost of products sold include manufacturing and production costs associated with The AstaFactor™ and Aquaxan™. Cost of products sold were approximately $45,000 and $87,000 for the three and six month periods ended April 30, 2001, respectively. This resulted in gross margins of approximately $34,000 and $91,000, or 43% and 51%, for the three and six month periods ended April 30, 2001, respectively.

Research and Development Costs. Research and development costs include salaries, research supplies and materials, and expenses related to product development and our compound drug discovery library. Research and development costs decreased by approximately $271,000 and $436,000, or 49% and 39%, during the quarter and six months ended April 30, 2001 compared to the respective periods one year ago. The decreases reflect our transition from product development to production of our nutraceutical astaxanthin product, The AstaFactor™. From inception through April 30, 2001, research and development costs have totaled approximately $7.9 million. We expect to incur significant research and development costs in the future.*

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, fees for professional services, and promotional and marketing expenses related to The AstaFactor ™. Selling, general and administrative expenses increased by $242,000 and $631,000, or 61% and 79%, during the quarter and six months ended April 30, 2001 compared to the respective periods one year ago. The increases were primarily due to personnel additions, investor relations consulting costs, and sales and marketing efforts of The AstaFactor™. From inception through April 30, 2001, selling, general and administrative expenses have totaled approximately $8.8 million. We anticipate that selling, general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.*

Interest Expense. Interest expense for the quarters ended April 30, 2001 and 2000 included $83,824 and $202,765, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters. Interest expense for the six months ended April 30, 2001 and 2000 included $134,171 and $295,412, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those periods.

Liquidity and Capital Resources

We have financed our operations until now through public and private sales of debt and equity securities. During the quarters ended January 31, and April 30, 2001, we raised approximately $661,000 and $1,581,000, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. During the quarters ended January 31, and April 30, 2001 we received a total of $270,000 and $30,000 of one-year term loan financing from a bank. From inception through April 30, 2001, we raised total net proceeds of approximately $18 million through public and private sales of equity and debt securities.

During the quarters ended April 30, 2001 and 2000, cash used in operating activities totaled approximately $770,000 and $1.1 million, respectively. During both of the six months ended April 30, 2001 and 2001, cash used in operating activities totaled approximately $1.8 million. From inception through April 30, 2001, cash used in operating activities have totaled approximately $13.3 million.

Capital expenditures for the quarters ended January 31, and April 30, 2001 totaled approximately $224,000 and $42,000, respectively. From inception through April 30, 2001, capital expenditures have totaled approximately $4.4 million.

As of April 30, 2001, we had approximately $200,000 in cash.

Subsequent to April 30, 2001, we obtained a total of $100,000 of debt financing from individuals.

We estimate a need for approximately $4 million in operating capital over the next twelve months.* We anticipate that projected product sales will begin to pay some operating costs.* In the near term, we believe that product sales and existing capital resources including funds raised through public and/or private offerings of equity and/or debt securities and bank financing will be sufficient for continued operations through the next twelve months.*

We cannot guarantee success in raising the future capital necessary to sustain or expand our operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations.* Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- None

ITEM 2. CHANGES IN SECURITIES

On February 21, 2001, we made a $560,000 draw under our equity line with Alpha Venture Capital resulting in Alpha Venture Capital acquiring 3,500,000 shares of our common stock at $0.16 per share. Pursuant to the terms of the common stock purchase agreement, we also issued warrants to Alpha Venture Capital for the purchase of 150,000 shares of common stock at $0.48 per share and warrants to purchase 1,350,000 shares of common stock at $0.54 per share. The warrants have a term of five years.

During the quarter ended April 30, 2001, we sold to an individual 4,666,667 shares of our common stock at $0.15 per share. In connection with the purchase, the individual received warrants to purchase 700,000 shares of our common stock at $0.40 per share with a term of three years.

During the quarter ended April 30, 2001, we issued $475,000 aggregate principal amount of one-year convertible notes bearing interest at 10% per annum. The holders of the convertible notes have an option to convert their convertible notes into our common stock. The convertible notes provide that upon conversion, the holders would receive warrants to purchase shares of our common stock. The warrants have an exercise price of $0.50 per share and a term of three years. During the quarter ended April 30, 2001, some of the holders of these convertibles notes and other outstanding convertible note holders (amounting to $250,000 aggregate principal amount) exercised their option to convert their convertible notes into shares of common stock. Upon conversion of the outstanding principal of, and interest on, the convertible notes, we issued 1,250,000 shares of common stock and also issued 250,000 warrants in connection thereof.

The above referenced transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

ITEM 5. OTHER INFORMATION -- None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS -- None

(b) REPORTS ON FORM 8-K -- None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

AQUASEARCH, INC.

Dated: June 13, 2001	By: /s/ Mark E. Huntley

Mark E. Huntley, Ph.D.
President and Chief Executive Officer

By: /s/ Earl S. Fusato

Earl S. Fusato
Chief Financial Officer