Form 10QSB
period 2001-07-31
AQUASEARCH INC
filed 2001-09-19
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2001
or
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

YES [X] NO [ ]

115,899,118 shares of $0.0001 par value common stock outstanding as of July 31, 2001.

Aquasearch, Inc.

Form 10-QSB
For the Quarter Ended July 31, 2001

Contents

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Balance Sheets
	July 31, 2001 (Unaudited)	October 31, 2000 (Audited)

Assets
Current assets:
Cash	$ 104,558	$ 509,492
Accounts receivable	101,829	12,356
Inventories	625,133	-
Prepaid expenses and other	21,454	14,936

Total current assets	852,974	536,784

Notes receivable	76,249	50,000
Plant and equipment:
Plant	3,282,950	3,015,319
Equipment	1,100,177	1,093,952
Less accumulated depreciation	(846,394)	(662,002)

Net plant and equipment	3,536,733	3,447,269

Total assets	$4,465,956	$4,034,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,798,472	$ 1,171,965
Due to officer	297,000	297,000
Short-term advance	-	500,000
Notes payable	2,022,087	710,000
Notes payable to officer	854,362	757,419

Total current liabilities	4,971,921	3,436,384

Stockholders' equity:
Preferred stock (5,000,000 shares authorized)	-	-
Common stock ($0.0001 par value, 150,000,000
shares authorized, 115,899,118 and 105,589,076
shares issued and outstanding at July 31, 2001
and October 31, 2000, respectively)	12,712	11,679
Additional paid-in capital	18,720,878	16,970,990
Notes receivable	-	(29,179)
Deficit accumulated during the development stage	(19,239,555)	(16,355,821)

Total stockholders' equity	(505,965)	597,669

Total liabilities and stockholders' equity	$ 4,465,956	$ 4,034,053

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
 (A Development Stage Enterprise)

Condensed Statements of Operations
	For the Period From Inception to July 31, 2001 (Unaudited)	For the Three Months Ended July 31, 2001 (Unaudited)	For the Three Months Ended July 31, 2000 (Unaudited)

Revenues
Products	$ 346,615	$ 158,349	$ -
Contract services	184,302	100,112	-
Royalties	217,587	10,249	-

Total revenues	748,504	268,710	-

Costs and expenses
Cost of products sold	231,202	121,166	-
Cost of contract services	184,302	100,112	-
Research and development costs	8,111,221	213,227	721,748
Selling, general and administrative
expenses	9,386,881	599,135	565,106

Total costs and expenses	17,913,606	1,033,640	1,286,854

Loss from operations	(17,165,102)	(764,930)	(1,286,854)

Other income (expense)
Interest	(2,179,493)	(65,884)	(90,604)
Other	266,638	(2,420)	43,260
Investment in joint venture	(147,096)	-	-

Total other income (expense)	(2,059,951)	(68,304)	(47,344)

Loss before extraordinary item	(19,225,053)	(833,234)	(1,334,198)
Extraordinary item - loss on write down
of assets to liquidation basis	(14,502)	-	-

Net loss	$(19,239,555)	$(833,234)	$(1,334,198)

Loss per share	$ (0.47)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	41,043,855	115,899,118	103,259,590

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Statements of Operations
	For the Period From Inception to July 31, 2001 (Unaudited)	For the Nine Months Ended July 31, 2001 (Unaudited)	For the Nine Months Ended July 31, 2000 (Unaudited)

Revenues
Products	$ 346,615	$ 335,538	$ -
Contract services	184,302	184,302	-
Royalties	217,587	217,587	-

Total revenues	748,504	737,427	-

Costs and expenses
Cost of products sold	231,202	207,738	-
Cost of contract services	184,302	184,302	-
Research and development costs	8,111,221	887,572	1,832,571
Selling, general and administrative
expenses	9,386,881	2,027,286	1,362,127

Total costs and expenses	17,913,606	3,306,898	3,194,698

Loss from operations	(17,165,102)	(2,569,471)	(3,194,698)

Other income (expense)
Interest	(2,179,493)	(313,046)	(470,685)
Other	266,638	(1,217)	177,241
Investment in joint venture	(147,096)	-	-

Total other income (expense)	(2,059,951)	(314,263)	(293,444)

Loss before extraordinary item	(19,225,053)	(2,883,734)	(3,488,142)
Extraordinary item - loss on write down
of assets to liquidation basis	(14,502)	-	-

Net loss	$(19,239,555)	$(2,883,734)	$(3,488,142)

Loss per share	$ (0.47)	$ (0.03)	$ (0.04)

Weighted average shares outstanding	41,043,855	111,387,609	97,177,707

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Condensed Statements of Cash Flows
	From Inception to July 31, 2001 (Unaudited)	For the Nine Months Ended July 31, 2001 (Unaudited)	For the Nine Months Ended July 31, 2000 (Unaudited)

Cash flows from operating activities:
Net loss	$(19,239,555)	$(2,883,734)	$(3,488,142)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	846,394	184,392	184,446
Allowance on note receivable	108,500	10,500	31,500
Expenses paid with common stock	1,247,653	25,193	166,617
Discount on convertible notes payable	1,608,382	142,995	362,482
Changes in:
Accounts receivable	(101,829)	(89,473)	5,264
Inventories	(625,133)	(625,133)	-
Prepaid expenses and other
current assets	(21,454)	(6,518)	(3,364)
Accounts payable	1,798,472	626,507	203,426
Due to officer	297,000	-	(55,200)

Cash used in operating activities	(14,081,570)	(2,615,271)	(2,592,971)

Cash flows from investing activities:
Purchases of fixed assets	(4,383,126)	(273,856)	(33,737)
Increase in notes receivable	(125,053)	(7,570)	(31,500)

Cash used in investing activities	(4,508,179)	(281,426)	(65,237)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,336,033	1,260,000	544,575
Repayment of short-term advance	-	(500,000)	-
Proceeds from notes payable	12,040,950	1,842,087	2,264,063
Repayment of notes payable	(105,285)	-	(105,285)
Offering costs	(577,391)	(110,324)	-

Cash provided by financing activities	18,694,307	2,491,763	2,703,353

Net increase (decrease) in cash	104,558	(404,934)	45,145
Cash, beginning of the period	-	509,492	90,522

Cash, end of the period	$ 104,558	$ 104,558	$ 135,667

Supplemental non-cash information:
Conversion of convertible notes
payable to common stock	$ 8,643,863	$ 430,000	$ 3,164,063
Reduction in notes payable to officer and
related interest for exercise of stock
options	540,000	27,000	-

See accompanying notes to condensed financial statements.

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
July 31, 2001
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

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. At July 31, 2001, inventories consisted of $553,645 of work in process and $71,488 of finished goods and are stated at net realizable value.

3. Revenue Recognition

Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized as received.

4. Notes Payable

Notes payable consisted of the following:

	July 31, 2001	October 31, 2000

One-year convertible notes, unsecured, bearing
interest at 10% per annum payable at the earlier
of conversion or maturity	$ 470,300	$ 90,000
90 day short-term bridge financing notes, unsecured,
bearing interest at 10% per annum	-	370,000
90 day short-term bridge financing notes, unsecured,
bearing interest at 10% per annum (notes have not
been executed as of September 19, 2001)	400,000	-
90 day short-term bridge financing notes, bearing
interest at 12% per annum (notes have not
been executed as of September 19, 2001)	300,000	-
One-year promissory note, unsecured, bearing
interest at 10% per annum	-	250,000
Short-term bridge financing notes due September 30,
2001, unsecured, bearing interest at 10% per annum	551,787	-

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
July 31, 2001
(Unaudited)

4. Notes Payable (continued)

	July 31, 2001	October 31, 2000

One-year bank loan, unsecured, bearing interest
at 2.5% above the bank's prime rate (10% at
July 31, 2001)	100,000	-
One-year bank loan, guaranteed by two of the
Company's officers, bearing interest at 3% above
the bank's prime rate (10.5% at July 31, 2001)	200,000	-

Total notes payable	$2,022,087	$710,000

Six-month note payable to an officer of the Company,
unsecured, bearing interest at 10% per annum	$100,000	$100,000
One-year notes payable to an officer of the Company,
unsecured, bearing interest at 10% per annum	754,362	657,419

Total notes payable to officer	$854,362	$757,419

During the quarter ended July 31, 2001, we received $350,000 of 90-day short-term bridge financing from an individual. The promissory notes for this financing have not been executed as of September 19, 2001. Terms of the unexecuted notes include interest payable at 10% per annum. In the event of default, the holder of the notes may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.125 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 300,000 shares of our common stock. The warrant will have an exercise price of $0.375 per share and a term of three years.

During the quarter ended July 31, 2001, we received $50,000 of 90-day short-term bridge financing from an individual. Subsequent to July 31, 2001, we issued 333,333 shares of common stock and a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.40 per share, in satisfaction of the short-term note.

During the quarter ended July 31, 2001, we received $100,000 of 90-day short-term bridge financing from an individual. The promissory note for this financing has not been executed as of September 19, 2001. Terms of the unexecuted note call for interest payable at 12% per annum. In the event of default, the holder of the note may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.147 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 680,000 shares of our common stock. The warrant will have an exercise price of $0.275 per share and a term of three years.

During the quarter ended July 31, 2001, we received $200,000 of 90-day short-term bridge financing from an individual. The promissory note for this financing has not been executed as of September 19, 2001. Terms of the unexecuted note call for interest payable at 12% per annum. The note is to be collateralized by our astaxanthin and The AstaFactor™ revenues and inventory. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 1,000,000 shares of our common stock. The warrant will have an exercise price of $0.254 per share and a term of three years.

During the quarter ended July 31, 2001, we issued a $50,000 principal amount one-year convertible note bearing interest at 10% per annum. The holder of the convertible note has an option to convert his convertible note into our common stock. The convertible note provides that upon conversion, the holder would receive a warrant to purchase shares of our common stock. The warrant has an exercise price of $0.375 per share and a term of three years.

5. Common Stock and Common Stock Purchase Warrants

An analysis of the changes in stockholders' equity (deficit) is as follows:
	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, April 30, 2001	115,899,118	$ 12,712	$18,712,054	$ -	$ (18,406,321)	$ 318,445
Discount on convertible
notes payable	-	-	8,824	-	-	8,824
Loss for the three months
ended July 31, 2001	-	-	-	-	(833,234)	(833,234)

Balance, July 31, 2001	115,899,118	$ 12,712	$18,720,878	$ -	$ (19,239,555)	$(505,965)

Aquasearch, Inc.
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
July 31, 2001
(Unaudited)

5. Common Stock and Common Stock Purchase Warrants (continued)

Discount on convertible notes payable of $8,824 results from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates for convertible notes issued during the quarter ended July 31, 2001.

The following is a summary of our common stock purchase warrant transactions for the quarter ended July 31, 2001:

Exercise Price	Outstanding at April 30, 2001	Issued	Exercised	Outstanding at April 30, 2001

$0.375	200,000	-	-	200,000
$0.40	1,800,000	-	-	1,800,000
$0.48	150,000	-	-	150,000
$0.50	6,961,513	-	-	6,961,513
$0.54	1,350,000	-	-	1,350,000
$0.75	627,475	-	-	627,475
$1.00	489,249	-	-	489,249
$1.50	154,599	-	-	154,599
$2.00	79,491	-	-	79,491

	11,812,327	-	-	11,812,327

At July 31, 2001, we had reserved a sufficient number of shares of our common stock for issuance upon exercise of the warrants.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through July 31, 2001, we had an accumulated deficit of approximately $19.2 million. Our losses to date have resulted primarily from costs incurred in research and development and from selling, general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline.* We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.*

We have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by development stage companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

We are in the process of transition to a full-scale commercial producer of microalgae products. These changes in our business have placed and will continue to place significant demands on our management, working capital and financial and management control systems.

Results of Operations

Revenues. We began sales of The AstaFactor™, our nutraceutical astaxanthin product, on March 30, 2000. During the quarters ended July 31, 2001 and 2000 sales of The AstaFactor™ totaled approximately $143,000 and $17,000, respectively. During the nine months ended July 31, 2001, sales of The AstaFactor™ totaled $287,000. During the quarters ended July 31, 2001 and 2000, we had revenues of approximately $15,000 and $31,000, respectively, from sales of our natural astaxanthin product, Aquaxan™. During the nine months ended July 31, 2001 and 2000, we had revenues of approximately $47,000 and $155,000, respectively, from sales of Aquaxan™. The aforementioned amounts for the periods ended July 31, 2000 were classified as other income in the accompanying financial statements, since they were considered to be incidental to our ongoing research and development activities. We have recognized approximately $30,000, $54,000, and $100,000 of revenues for the quarters ended January 31, April 30, and July 31, 2001, respectively, pursuant to our subcontract with Physical Sciences, Inc. for our work on the U.S. Department of Energy project. Royalty revenues for the quarter ended July 31, 2001 included amounts received pursuant to a litigation settlement agreement.

Cost of Products Sold. Cost of products sold include manufacturing and production costs associated with The AstaFactor™ and Aquaxan™. Cost of products sold were approximately $121,000 and $208,000 for the three and nine month periods ended July 31, 2001, respectively. This resulted in gross margins of approximately $37,000 and $128,000, or 23% and 38%, for the three and nine month periods ended July 31, 2001, respectively.

Research and Development Costs. Research and development costs include salaries, research supplies and materials, and expenses related to product development and our compound drug discovery library. Research and development costs decreased by approximately $509,000 and $945,000, or 70% and 52%, during the quarter and nine months ended July 31, 2001 compared to the respective periods one year ago. The decreases reflect our transition from product development to production of The AstaFactor™ and the reimbursement of certain costs pursuant to our subcontract with Physical Sciences, Inc. From inception through July 31, 2001, research and development costs have totaled approximately $8.1 million. We expect to incur significant research and development costs in the future.*

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, fees for professional services, and promotional and marketing expenses related to The AstaFactor™. Selling, general and administrative expenses increased by $34,000 and $665,000, or 6% and 49%, during the quarter and nine months ended July 31, 2001 compared to the respective periods one year ago. The increases were primarily due to personnel additions, investor relations consulting costs, and sales and marketing efforts of The AstaFactor™. From inception through July 31, 2001, selling, general and administrative expenses have totaled approximately $9.4 million. We anticipate that selling, general and administrative expenses will continue to increase as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.*

Interest Expense. Interest expense for the quarters ended July 31, 2001 and 2000 included $8,824 and $67,070, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters. Interest expense for the nine months ended July 31, 2001 and 2000 included $142,995 and $362,482, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those periods.

Liquidity and Capital Resources

We have financed our operations principally through public and private sales of debt and equity securities. During the quarters ended January 31, April 30, and July 31, 2001, we raised approximately $661,000, $1,581,000, and $750,000, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. From inception through July 31, 2001, we raised total net proceeds of approximately $19 million through public and private sales of equity and debt securities.

During the quarters ended July 31, 2001 and 2000, cash used in operating activities totaled approximately $817,000 and $768,000, respectively. During both of the nine months ended July 31, 2001 and 2000, cash used in operating activities totaled approximately $2.6 million. From inception through July 31, 2001, cash used in operating activities have totaled approximately $14.1 million.

Capital expenditures for the quarters ended January 31, April 30, and July 31, 2001 totaled approximately $224,000 and $42,000, $7,000 respectively. From inception through July 31, 2001, capital expenditures have totaled approximately $4.4 million.

As of July 31, 2001, we had approximately $100,000 in cash.

Subsequent to July 31, 2001, we obtained debt financing of $100,000 from an officer of the Company and $75,000 from an individual.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- None

ITEM 2. CHANGES IN SECURITIES

During the quarter ended July 31, 2001, we received $350,000 of 90-day short-term bridge financing from an individual. The promissory notes for this financing have not been executed as of September 19, 2001. Terms of the unexecuted notes include interest payable at 10% per annum. In the event of default, the holder of the notes may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.125 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 300,000 shares of our common stock. The warrant will have an exercise price of $0.375 per share and a term of three years.

During the quarter ended July 31, 2001, we received $50,000 of 90-day short-term bridge financing from an individual. Subsequent to July 31, 2001, we issued 333,333 shares of common stock and a three-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.40 per share, in satisfaction of the short-term note.

During the quarter ended July 31, 2001, we received $100,000 of 90-day short-term bridge financing from an individual. The promissory note for this financing has not been executed as of September 19, 2001. Terms of the unexecuted note call for interest payable at 12% per annum. In the event of default, the holder of the note may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.147 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 680,000 shares of our common stock. The warrant will have an exercise price of $0.275 per share and a term of three years.

During the quarter ended July 31, 2001, we received $200,000 of 90-day short-term bridge financing from an individual. The promissory note for this financing has not been executed as of September 19, 2001. Terms of the unexecuted note call for interest payable at 12% per annum. The note is to be collateralized by our astaxanthin and The AstaFactor™ revenues and inventory. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 1,000,000 shares of our common stock. The warrant will have an exercise price of $0.254 per share and a term of three years.

During the quarter ended July 31, 2001, we issued a $50,000 principal amount one-year convertible note bearing interest at 10% per annum. The holder of the convertible note has an option to convert his convertible note into our common stock. The convertible note provides that upon conversion, the holder would receive a warrant to purchase shares of our common stock. The warrant has an exercise price of $0.375 per share and a term of three years.

The above referenced transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Company's shareholders was held on September 14, 2001. All shareholders of record as of the close of business on July 31, 2001 were entitled to notice of and to vote at the Special Meeting. The following matters were approved:

1) An amendment to the Company's Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 150,000,000 to 200,000,000.

2) The change of the Company's state of incorporation from the State of Colorado to the State of Delaware.

3) The form of indemnification agreement to be entered into between Aquasearch, Inc., a Delaware corporation, and its officers and directors.

4) The reelection of existing directors for the ensuing year.

ITEM 5. OTHER INFORMATION -- None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS -- None

(b) REPORTS ON FORM 8-K -- None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

AQUASEARCH, INC.

Dated: September 19, 2001	By: /s/ Mark E. Huntley

Mark E. Huntley, Ph.D.
President and Chief Executive Officer

By: /s/ Earl S. Fusato

Earl S. Fusato
Chief Financial Officer