Form 10KSB
period 2001-10-31
AQUASEARCH INC
filed 2002-02-13
CIK 837490

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR                           COMMISSION FILE
ENDED OCTOBER 31, 2001                       NUMBER 33-23460-LA

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

         Registrant's revenues for its most recent fiscal year:  $ 1,032,644

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of January 30, 2002, was $ 4,360,000.

         The number of shares outstanding of common equity, as of October 31, 2001, was 122,134,419 shares of Common Stock, $0.0001 par value.

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


ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY OF REORGANIZATION PROCEEDINGS

On October 29, 2001 certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against the Aquasearch, Inc. On November 30, 2001, the company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor- in-Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, a California venture group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties is subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could occur.

OVERVIEW OF AQUASEARCH BUSINESS

Aquasearch develops and commercializes natural products from microalgae using our proprietary photobioreactor technology known as the Aquasearch Growth Module, or AGM.

Microalgae are a diverse group of over 30,000 species of microscopic plants that have a wide range of physiological and biochemical characteristics. Microalgae produce many different substances and bioactive compounds that have existing and potential applications in a variety of commercial areas, including human nutrition, pharmaceuticals, and high value commodities.

Microalgae represent a major fraction of the entire plant kingdom, yet fewer than 10 species have ever been produced commercially. Microalgae are the fastest growing plants on earth. Some species can produce 1,000 times their own mass in a single day. The raw materials required for microalgae production - water, light and nutrients - are plentiful and cheap. Once produced, microalgae are easy to process using standard manufacturing equipment.

Microalgae production technology has only recently been developed. The first pure cultures of microalgae were cultivated in the early 1900s, but it was not until the late 1930s that enough material of a single species was grown in the laboratory to allow chemical analysis. Attempts at large scale cultivation began in the 1950s, mostly in open ponds. The first commercial production of microalgae did not begin until the mid-1970s, and then only for three species that could be grown in open ponds. No new microalgae species has been grown commercially in open ponds for the past 25 years. By the 1980s scientists began to recognize the limitations of open pond technology - due principally to lack of control over the conditions necessary for cultivation and exposure to contamination. New efforts to grow microalgae in photobioreactors - closed systems with the ability to provide controlled conditions - were begun in response.

The major challenge with photobioreactor technology has been to develop photobioreactors large enough to achieve commercial production levels at an economic cost. By the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. The AGM, at more than 6,000 gallons (22,000 liters), is to our knowledge the largest photobioreactor in existence - and the only photobioreactor used for commercial production of microalgae. In addition, the AGM incorporates a very high level of computerized process-control, allowing a higher degree of reproducible performance at high efficiency levels. We believe it is the most advanced technology of its kind.

The Company's strategy is to exploit its leading position in microalgae cultivation technology, by expanding the sales of its ASTAFACTOR(TM) nutritional supplement and introducing to the market place additional microalgae nutritional products, and accelerating its activities to identify and develop prescription pharmaceutical products for infectious and proliferative diseases, principally from existing libraries and collections of aquatic micro-organisms. The Company will seek to enter into strategic alliances with existing pharmaceutical and manufacturing companies for the production of micro-algae products and the development and commercialization of lead compounds identified and validated by the Company's drug discovery efforts. Additionally, Aquasearch expects to out-license to a worldwide partner the rights to AQUAXAN(TM), its natural astaxanthin product used in animal feeds.

The Company currently manufactures its products at a five-acre research, development and production facility in Kailua-Kona, Hawaii. We have enough production capacity to carry out our strategic plan for the coming year. Marketing and sales activities for AstaFactor(TM) currently include sales to third party distributors and direct sales utilizing the Company's website and toll-free ordering number.

Competition varies according to product area. In the drug-discovery market area, many biopharmaceutical companies are involved in searching for sources of new drugs; however, we believe that there are few companies or institutions currently exploring microalgae as a drug-discovery source. In the nutraceutical market, we face significant potential competition for THE ASTAFACTOR(TM), our first product, which is derived from astaxanthin-rich microalgae, and expect similar competition for other nutraceutical products that the Company may launch in the future. In the market for animal feed supplements, our natural AQUAXAN(TM) product faces competition from large global producers of synthetic astaxanthin such as BASF and Hoffman-LaRoche and from several producers of natural astaxanthin. More broadly, we do not believe any commercial entity has developed a photobioreactor that matches the AGM's large size, level of process control or sustained performance, although a number of other companies are developing closed environment production systems for marine micro-organisms. We believe that competition in each of these areas is likely to increase significantly over time.

Aquasearch's patents and intellectual property include issued and pending patents relating to the AGM and general processes for cultivating microalgae in photobioreactors. The Company intends to continue to expand its portfolio of patents and technical know-how and believes that intellectual property issues in marine biotechnology will become much more prevalent, challenging and complex in the future. We intend to develop and use intellectual property as a means of maintaining an advantage relative to our competitors.

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products, both current and future, are subject to regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries and may require extensive testing for safety and efficacy before being released for sale.

In addition to the bankruptcy proceedings mentioned above, litigation was filed on October 11, 2001 against the Company and certain unnamed individuals in the Superior Court of the State of California, Orange County, alleging breach of contract in connection with certain monies paid to the Company, and claiming damages in excess of approximately $75,000. On October 16, 2001, an action was commenced by a purchaser of ASTAFACTOR(TM) product, in the Superior Court of California, San Bernadino County, against the Company, one of its officers and unnamed individuals, alleging fraud and breach of contract in connection with an alleged oral distribution agreement between the Company and plaintiff and claiming damages in. the amount of $35,000. Both of these lawsuits have been stayed as to the Company by the pendency of the bankruptcy proceeding. Legal proceedings by the Company against Cyanotech regarding our intellectual property have been settled by agreement of the parties. Terms of the settlement agreement may not be made public.

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

Although the Company has significantly decreased it number of employees, its remaining employees, key scientists and our Scientific Advisory Board continue to encompass a broad array of expertise in critical areas of aquatic microbiology and bioengineering, and a high degree of competence in operating our research and commercial production systems. A significant amount of our research is being conducted under contract with scientists at the University of Hawaii. We are strongly dependent on our own personnel and affiliated scientists for continued growth and development.

MICROALGAE PRODUCTION TECHNOLOGY

MICROALGAE AND OTHER PHOTOSYNTHETIC MICRO-ORGANISMS

BASIC CHARACTERISTICS. Microalgae are single-celled microscopic plants. They range in size from approximately 1 micron (1/25,000 of an inch) to several hundred microns. They are "eukaryotic" organisms, meaning that like animals, but unlike bacteria, each cell has a nucleus that contains DNA. Like all other plants, they grow by photosynthesis - the process of using water, nutrients and carbon dioxide, combined with light, to produce oxygen and biomass made up primarily of sugars, fats, and proteins.

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

GROWTH RATES. Microalgae are the fastest growing plants on earth. Since they divide about once a day, this means they double their mass at the same rate. Some species of microalgae double about ten times a day, meaning that a single cell can produce 1,024 cells in a day. No land-based plants are capable of growing at the rates of microalgae. Sugar cane, which is the world's fastest growing crop, doubles its mass about once a week. The fastest growing trees double their mass about once every few months. On average, microalgae grow about 100 times faster than trees and ten times faster than any other plant.

UNIQUE CHEMISTRY. Microalgae produce all of the same types of molecules that are found elsewhere in the plant kingdom - proteins, fats, sugars, and categories of these, like enzymes, vitamins, and fatty acids. Each species of microalgae is unique. Many species of microalgae produce unique and unusual molecules that have not been found anywhere else.

The unique molecular makeup of microalgae provides a valuable source of potential new discoveries in areas such as drugs and nutrition. To date, researchers at University of Hawaii have found more than 170 bioactive molecules among microalgae. Of those, only 7 molecules have turned out to be "rediscoveries," or molecules that are already known to science. In other words, more than 95% of the bioactive molecules discovered among the microalgae are new to science. Research performed in the pharmaceutical industry on bacteria and fungi - major sources of new drugs - has generated a "rediscovery rate" of nearly 99%; that is, less than 2% of the bioactive substances discovered in traditional sources such as terrestrial plants and microbes turn out to be novel.

RATIONALE FOR COMMERCIAL PRODUCTION OF MICROALGAE

Microalgae represent approximately half of all plant species and have been largely unexploited. Many characteristics of microalgae make them attractive for commercial production.


         1)   UNTAPPED RESOURCE
               o   There are an estimated 30,000 species
               o Fewer than 5,000 species have been cultivated in the laboratory
               o Fewer than 1,000 species have been carefully investigated for new substances
               o Fewer than 10 species have been cultivated at commercial scale

         2)   SOURCE OF NEW SUBSTANCES
               o Several hundred new bioactive substances have been discovered in microalgae

         3)   SOURCE OF VALUABLE SUBSTANCES
               o Types of molecules already known to be valuable: enzymes, pigments, and vitamins
               o   Bioactive compounds that could be valuable as pharmaceuticals

         4)   EASE OF PROCESSING
               o Absence of bark, stems or branches makes product extraction easier than other plants
               o   Uniform cell structure simplifies mechanical processes
               o Commercial equipment developed for bacteria and fungi can easily be applied

         5)   RAPID GROWTH RATE
               o   Growth rate ranges from about 1 to 10 doublings per day
               o   Growth rates are faster than any other plants

         6)   LOW COST OF RAW MATERIALS
               o Water, sunlight and carbon dioxide are plentiful and economical
               o By comparison, raw materials for bacteria or fungi include expensive, complex organic substances

         7)   CONTINUOUS GROWTH
               o Unlike land plants, microalgae do not need to complete a "life cycle" to reproduce
               o Growth by cell division makes it possible for microalgae to grow continuously

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

Each species of microalgae is different, just as each species of land plant is different. Commercial production demands "monoculture" - growing a single species at a time. No experienced farmer would attempt to grow corn and rice in the same field. Their water requirements are different, their nutrient requirements are different, and harvesting techniques are different. The same is true of microalgae. For example, HAEMATOCOCCUS, which is rich in astaxanthin, has very different water and nutrient requirements from DUNALIELLA, which is rich in beta-carotene.

In nature, plants do not live together in large groups of a single species that are convenient to harvest and produce commercially. Humans have achieved this level of convenience through controlling the growing environment. Corn, for example, does not naturally grow in rows that cover acre upon acre, uncontaminated by pests or competing weeds. After more than 5,000 years of agriculture, humans have devised ways to maximize the yield per acre.

Similarly, single species of microalgae do not naturally fill entire bodies of water, uncontaminated by pests or competing weeds. For the past 50 years, humans have attempted to devise ways to accomplish this.

The following problems must be solved for commercial agricultural production, whether land or water based, to succeed:
               o   control of contaminating pests and weeds
               o   control of temperature
               o   control of nutrients
               o   control of light
               o large enough harvests relative to growing costs to make production economical

CONTROL OF CONTAMINATING PESTS AND WEEDS. Any body of water that is rich in nutrients will eventually be populated by a large variety of micro-organisms unless provisions are made to prevent contamination. Pests that prey on microalgae include microscopic bacteria and fungi, which can rapidly destroy them, and animals of all sizes, which can rapidly eat them. The weeds would include any species of microalgae that the grower did not intend to grow.

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

OVERCOMING CHALLENGES TO COMMERCIAL MICROALGAE PRODUCTION

We believe that the two principal solutions to commercial microalgae production are:

         1)   controlling the culture system; and
         2) enlarging the scale, and therefore the efficiency, of the production process.

There have been numerous attempts to develop commercial photobioreactors. To the best of our knowledge, the Aquasearch Growth Module is the first closed culture, process-controlled photobioreactor ever to operate at commercial scale - greater than 2,750 gallons (10,000 liters).

THE AQUASEARCH GROWTH MODULE (AGM)

The AGM technology has produced the first new commercial microalgae product since 1975 that is produced by ANY type of photobioreactor outside the laboratory. Open-pond technology, on the other hand, has not introduced a single new species of microalgae to commerce in the past 25 years.

FEATURES OF AGM TECHNOLOGY. The key features of Aquasearch Growth Module technology are sterility, size, and control. AGM technology enables:

         o    control of contaminants and pests;
         o    control of temperature, nutrients and light; and
         o batch size sufficient for commercial production - more than 2,750 gallons (10,000 liters).

This level of performance has been the goal of international research efforts for the past several decades. The Company has managed to achieve that goal. At 7,000 gallons (25,000 liters), the Ultra-AGM is, to our knowledge, the largest commercial-scale photobioreactor ever operated. It allows the control of the growth environment to a far greater degree than the was possible in any system a tenth or even one-hundredth that size.

Photobioreactor size is an extremely important factor in determining cost-effectiveness of microalgae production. Most of the capital cost in controlled, closed-system photobioreactors is not the containment vessel itself-rather, it is in the cost of the control system. Thus, any increase in size results in a lower cost per unit capacity. For example, a six-fold increase in size of the AGM - to 7,000 gallons (25,000 liters) - resulted in lowering the cost per unit capacity by a factor of three. Labor costs are related mostly to the number of photobioreactors being operated, not to their l size. Thus, a six-fold increase in size results in about a five-fold decrease in labor costs per unit volume.

PROCESS CONTROL - THE KEY TO REPRODUCIBLE PERFORMANCE. We have developed computerized process control systems for the AGM over the past ten years. Our current, proprietary process control system makes possible the following operations:

         o process monitoring of key production variables at intervals of greater than one minute;
         o    data archiving for comprehensive analysis of performance;
         o automated control of all operations performed more than once a day;
         o immediate alarm system for any system component not operating properly; and
         o    automated maintenance for hundreds of system components.

Our process control system has allowed us to improve system performance rapidly and decrease labor requirements, all contributing greatly to enhanced efficiency.

MICROALGAE AS "SOFTWARE" FOR AGM "HARDWARE." We view the AGM as platform "hardware" technology. With our current process control system, we can specify and maintain growing conditions of temperature, light, and nutrients in the AGM within a narrow, favorable range. These are the main factors that control the efficiency of producing microalgae. We view each species of microalgae as "software," each requiring a unique set of growing conditions for optimal results. The AGM "hardware" has the capability to operate many species of microalgae "software," just as a PC can run hundreds of programs. We believe our production of HAEMATOCOCCUS amply demonstrates this principle.

COMPETITIVE PRODUCTION SYSTEMS. We are not aware of any closed system photobioreactor in existence that compares favorably with the AGM. Most of the comparable technology is:

         o    operated or owned by universities or research laboratories;
         o less than 55 gallons (200 liters) in capacity (100 times smaller than the Ultra-AGM), and
         o    used for research purposes only.

Such experimental photobioreactors are operated in Italy, Israel, Australia, Germany, U.K., France, Singapore, Netherlands, and the United States.

We are aware of only two closed system photobioreactors other than the AGM that may potentially be used for commercial production of microalgae. Both are many times smaller in size than the Ultra-AGM.

         1) BIOCOIL. The "Biocoil" was developed by Biotechna Ltd. and is operated in Australia and the U.K. The Biocoil consists of tubes approximately one inch in diameter wrapped around a vertical tower. To approach the volume of the Ultra-AGM requires multiple Biocoils. We believe the Biocoil has two major disadvantages that will make it difficult to attain the same size as the Ultra-AGM. First, a Biocoil of comparable size would have a surface area more than 500 times the AGM's. This translates into 500 times greater capital cost, presuming that the same type of material is used for the containment vessel. Second, a Biocoil as large as the Ultra-AGM would require a tower capable of supporting 25 tons of water. This is an engineering requirement not faced by the AGM. We are not aware that Biocoils are being used for commercial production. We believe that the Biocoil does not include a process-control system that approaches the sophistication of ours.

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

We believe the AGM offers significant technical and economic advantages compared with other photobioreactors, including open pond systems. The advantages of the AGM include size, cost-effectiveness, increased yields, and the ability to cultivate hundreds of microalgal species at commercial scale that cannot be produced by other means due to higher risks of contamination and lack of control.

PRODUCTS FROM MICROALGAE

(1)  ASTAXANTHIN - OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. Astaxanthin is closely related to other well-known carotenoids, such as beta-carotene, lutein, or zeaxanthin.

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

Astaxanthin is one of the main pigments in aquatic animals. But it is not just a pigment. In animals, astaxanthin performs many essential biological functions, including:

         o    protecting against the harmful effects of UV light;
         o    enhancing the immune response;
         o protecting against the oxidation of essential polyunsaturated fatty acids;
         o    stimulating pro-vitamin A activity and vision;
         o    improving reproductive capacity; and
         o    assisting in communication.

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

ASTAXANTHIN IN NATURE. You can find astaxanthin in many of your favorite seafoods, such as salmon, trout, red sea bream, shrimp, lobster, and caviar, as well as in many birds. These animals do not naturally produce astaxanthin. Rather, they ingest astaxanthin as part of their diet. Some species, like shrimp, can change closely related carotenoids into astaxanthin. However, astaxanthin provides greater benefits to these species if it appears naturally in their diet. Other species, like salmon, simply cannot convert other dietary carotenoids into astaxanthin. Similarly, mammals cannot synthesize astaxanthin.

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

NATURAL VS. SYNTHETIC ASTAXANTHIN. Astaxanthin can be compounded synthetically, but natural astaxanthin has numerous benefits relative to the synthetic product. One difference between natural and synthetic astaxanthin molecules is the spatial orientation of the molecules. All astaxanthin molecules are made up of the same atoms - carbon, hydrogen and oxygen - connected in the same sequence. But in some places, these atoms can be connected to the molecule at a different angle. Molecules with these different orientations are called "enantiomers." In nature there are three main enantiomers of astaxanthin, called 3S-3'S, 3R-3'S, and 3R-3'R.

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

Another difference between natural and synthetic astaxanthin is that esters do not occur in synthetic astaxanthin. In nature most astaxanthin occurs as an "ester." You can make an ester by attaching a fatty acid to either one or both of the "OH" groups. You have probably heard of "essential" fatty acids as important components of your diet. Synthetic astaxanthin has no fatty acids, so it is "free." Scientists believe that one of the main advantages of astaxanthin esters is that they can be stored in tissues for a long time without being oxidized.

In salmon, astaxanthin esters predominate in the skin and eggs, while free astaxanthin is the main form in the flesh and serum (blood). In shrimp, astaxanthin esters also predominate, except in the ovaries and eggs. In red sea bream, most astaxanthin esters are found in the skin. Unlike synthetic astaxanthin, HAEMATOCOCCUS astaxanthin is extremely rich in esters - the most common and stable form in nature.

THE ASTAFACTOR(TM) MARKET. We believe that a market is developing for astaxanthin as a nutritional supplement, or nutraceutical. There is growing evidence in the scientific and medical literature of the value of astaxanthin to human wellness. Although we face competition in this market, we believe that the combination of our product quality and production system provide us significant advantages that will allow ASTAFACTOR(TM) to compete successfully in the market for non-prescription nutritional supplements. We began sales of THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, on March 30, 2000. For more information about THE ASTAFACTOR(TM), please see "Management's Plan of Operation - (1) THE ASTAFACTOR(TM) - Nutraceutical Astaxanthin."

THE AQUAXAN(TM) MARKET. In 2002, the Company intends to out-license rights to its AQUAXAN(TM) animal food supplement product to a worldwide partner, so that Aquasearch can focus its efforts on the discovery, development and commercialization of human nutraceutical and pharmaceutical products. We began selling astaxanthin-rich microalgae meal under the trade name AQUAXAN(TM) in July 1999. The primary market for astaxanthin in animal feeds is in salmon feed, although feeds for trout, sea bream and poultry also include astaxanthin. The global market for astaxanthin in salmon feeds in 1998 was estimated to be $185 million and the dominant competitor is Hoffman-LaRoche, which is estimated to have more than 95% market share.

(2)  OTHER NUTRACEUTICAL PRODUCTS

The Company is currently evaluating several other micro-algae species for development as nutraceutical products.

Currently, several nutraceutical products exist that are derived from photosynthetic microalgae. These products, discussed below, sell in the range of $100 to more than $1,000 per kilogram of dried algae.


         1) CHLORELLA. The primary market for this product is in Japan and several other Asian countries. The production process, which currently relies to a great degree on open pond technology, was developed in the 1970s.

         2) SPIRULINA. This product is sold primarily in Europe, Asia and North America. The production process, which currently relies primarily on open pond technology, was developed in the 1970s. We believe the major producers include Cyanotech, Earthrise Farms of California, and recent new enterprises in mainland China.

         3) DUNALIELLA. This product is a rich source of natural beta-carotene. The current production process relies primarily on open pond technology developed in the 1970s. There are other sources of natural beta-carotene, and we have no estimates of the market share taken by DUNALIELLA.

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

The production methods for cultivated microalgae nutraceuticals are based entirely on open-pond technology developed in the 1970s. Despite numerous attempts, no new microalgae products manufactured in open ponds have come to market in the past 25 years. The only new microalgae products developed in this market are either harvested from the wild (Super Blue-Green Algae) or produced in closed-system photobioreactors (HAEMATOCOCCUS, which Cyanotech also produces in an open-pond system).

Hundreds of microalgae species have been cultivated in laboratory photobioreactors over the past 50 years. To our knowledge, the AGM has all the features - and more - of laboratory photobioreactors currently in operation, but at a commercial, not experimental, scale. We therefore believe that hundreds species of microalgae may be cultivated for commercial purposes using our AGM technology.

(3)  PHARMACEUTICAL DRUG DISCOVERY

More than 50% of all current prescription drugs are of biological origin. Most of these products have been derived from land-based plants. Although the bio-diversity of microalgae is comparable to that of land-based plants, virtually none of these drugs comes from the more than 30,000 known species of aquatic plants, not because they lack medical value, but because they could not
- prior to the Company's development of its AGM technology - be grown in sufficient quantities with the necessary quality. There is abundant evidence from recent research of the presence of bioactive substances among the microalgae. Such bioactive compounds include drug candidates like CRYPTOPHYCIN and LAULIMALIDE, which are currently in active development or lead optimization.

Our own effort in drug discovery is aimed at identifying and characterizing bioactive compounds derived from microalgae that we cultivate. To the extent we are successful in these efforts, we believe that many pharmaceutical and biotechnology companies will be interested in collaborating with us. We believe this interest will exist both because of our AGM technology, which we view as uniquely capable of providing the large quantities of pure material required for research, development and manufacture of drugs from microalgae, and the Company's growing capabilities to identify and validate new drug targets and unique, proprietary compounds.

Because Aquasearch does not have the expertise to clinically develop and commercialize pharmaceutical products on our own, the Company will seek collaborative research and development and sales, marketing and distribution relationships with established pharmaceutical companies in order to develop and commercialize potential microalgal pharmaceutical products. In June of 2000 we created our first Microalgae Compound Library, in conjunction with EnzyMed (recently acquired by Albany Molecular Research; NASDAQ:AMRI), for the purpose of drug discovery via licensing to the biopharmaceutical industry. Shortly thereafter, we submitted the library to the U.S. National Cancer Institute for screening against 60 cancer cell lines. The library continues to be under investigation and the Company's agreement with Albany Molecular Research is subject to assumption or rejection by the Company in its reorganization proceedings.

In January 2001 we executed an agreement to identify and develop new pharmaceuticals from a collection of more than 2,000 strains of microalgae held by University of Hawaii. The collection has already produced CRYPTOPHYCIN and LAULIMALIDE, two anti-cancer drug candidates licensed to major pharmaceutical companies and now in clinical trials. The collection contains 170 other new, bioactive compounds that have never been tested against other diseases. We plan to develop compound libraries from these molecules, and will apply our proprietary cultivation technology to produce quantities sufficient for pre-clinical trials. Under the agreement, University of Hawaii will receive approximately $550,000 over the initial two-year term for maintenance and research work on the collection and will also receive royalties from any new drug candidates discovered by Aquasearch. The Company's agreement with the University of Hawaii is subject to assumption or rejection by the Company in its reorganization proceedings.

The company intends to pursue additional relationships with research groups at other schools in the United States and abroad, in order to secure rights to additional promising collections. Our development of pharmaceutical products from microalgae involves many significant risks and uncertainties, however, and our efforts in this area may be unsuccessful.


OUR STRATEGIES

Our objective is to sustain Aquasearch's global leadership in microalgae cultivation technology, and to identify, optimize and - in the case of nutraceuticals - directly commercialize high-value microalgae products for human healthcare markets worldwide. We have several strategies to achieve these goals.

1) INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The company intends to increase sales of its current product, ASTAFACTOR(TM), by expanding distribution into new regional markets, utilizing both direct marketing to the consumer and established third party distribution channels. In November 2001 Aquasearch began the introduction of ASTAFACTOR(TM) in certain metropolitan markets in Southern California and intends to launch the product in other regions in the Western U.S. during 2002. The Company also expects to enter into strategic third-party relationships to expand distribution of ASTAFACTOR(TM) into Asia-Pacific markets. Additionally, the Company expects to continue research activities to identify and optimize additional micro-algae nutraceutical products and to utilize its participation as a key subcontractor in a $2.4 million U.S. Department of Energy project to provide a valuable springboard for product development. The Company's subcontract from Physical Sciences, Inc. for participation in this project is subject to assumption or rejection by the Company in its reorganization proceedings.


2) EXPAND DRUG DISCOVERY CAPABILITIES. A cornerstone of the Company's present drug discovery activities is our agreement with University of Hawaii, which gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae, as well as an opportunity to access additional species in the University's microalgae collection. We plan to cultivate microalgae from the collection, purify the known bioactive compounds, and produce compound libraries to be screened for unique bio-active compounds. Promising new drug candidates identified in these screens will be optimized and developed in collaboration with strategic partners in the biopharmaceutical industry. The Company's agreement with the University of Hawaii is subject to assumption or rejection by the Company in its reorganization proceedings.

3) LICENSE WORLDWIDE RIGHTS TO ASTAXANTHIN ANIMAL FEEDS. Because the market for animal feed supplements, including AQUAXAN(TM) , is extremely price competitive, Aquasearch has decided to license the marketing rights to a worldwide partner with low cost production capability and the Company is currently in preliminary discussions with a potential partner for this market.

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

5) AGGRESSIVELY EXPAND STRATEGIC ALLIANCES. We intend to strengthen existing partnerships and develop new relationships to commercialize microalgae products. In particular, we are targeting potential biopharmaceutical industry partners that possess world-class expertise in the optimization, development, marketing, sales and/or distribution of ethical pharmaceutical products, as well as the financial resources to conduct such programs on a worldwide basis. In order to accelerate the commercialization of future Aquasearch discoveries.

MANUFACTURING

ASTAXANTHIN.   Our current production process employs:

         o    AGM photobioreactors;
         o    "finishing" ponds;
         o    final processing; and
         o    automated process control throughout the production system.

The AGMs are harvested regularly into finishing ponds, where we cause the microalgae to synthesize astaxanthin, i.e. turn red. Once optimal "reddening" has occurred, the microalgae are de-watered and the ponds emptied. The resulting product is then further processed and packaged using proprietary equipment and processes. Because of the limited financial resources of the Company during its reorganization proceeding, and the size of existing inventory of product in various stages of production, Aquasearch is presently producing Astaxanthin only at slightly more than 50% of capacity. Although the Company intends to continue some production of Astaxanthin and other products at its Kona facility in the future primarily for research and development purposes, it plans to source commercial production from a production partner outside of the U.S. that would be granted limited rights to practice the Company's AGM technology.

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

To demonstrate the power of AGM technology, we have cultivated species of microalgae with widely different growth requirements, including:

         o    CHLORELLA SOROKINIENSIS;
         o    LYNGBYA LAGERHEIMII; and
         o    HAEMATOCOCCUS LACUSTRIS.

To our knowledge, none of these species has ever been cultivated outside the laboratory.

We have also cultivated SPIRULINA PLATENSIS in a direct, side-by-side comparison to open ponds, the standard means of commercial production for this species. In a four-week experiment, average productivity of the AGM was double the productivity in open ponds.

The Company intends to identify and scale-up production for additional nutraceutical products cultivated from other microalgae species that have never been cultivated outside the laboratory.

The Company's current facility has sufficient capacity to grow up to five different microalgae species simultaneously at pilot production scale, which for each species allows us to:

         o    optimize productivity;
         o    formulate the finished product; and
         o ascertain production economics based on careful measurements rather than assumptions.

The valuable information derived from this effort will be utilized by our production affiliate to maximize the efficiency of our overall production process.

MARKETING AND SALES

The Company's marketing strategy for its non-prescription nutraceutical products may vary depending on the specific product and its target health market, but is generally built on three fundamental tenets:

1) CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. Aquasearch currently markets ASTAFACTOR(TM) to mass retail outlets in Hawaii and San Diego through distribution arrangements with established companies. During 2002, this approach will be used to launch the product in other West Coast metropolitan markets. The Company supports ASTAFACTOR(TM) sales in these markets by direct media advertising campaigns. both to ensure that the consumer receives current and accurate information regarding the product, and that we receive information enabling us to improve the product.

2) SELL DIRECTLY TO THE CONSUMER. This approach allows us to maximize profit on a per unit basis and also to reach consumer segments which are not yet covered by our mass retail efforts. Web-based and specialty media promotion also reinforce our marketing efforts and product visibility to all consumers.

3) DRUG DISCOVERY PROGRAMS. The Company will "market" its drug discovery programs to the biopharmaceutical industry. We believe that microalgae-derived substances with demonstrated bioactivity represent a substantially new source of potential pharmaceuticals. Unlike many biotechnology companies, we do not intend to develop the expertise necessary to carry any drug candidate through the entire process of regulatory approval. Instead, we prefer to focus on developing substances no further than the optimization of lead molecules for pre-clinical development, and to rely on strategic alliances with established industry partners to take drug candidates through pre-clinical development and human clinical trials, as well as to manage the regulatory process and commercialize successful products. The Company expects to enter into partnerships that include traditional industry financial components - technology access and license fees, development milestone payments and royalties on sales of successful products. This will allow Aqausearch to focus on its true competitive advantage, our expertise in microalgae cultivation and biochemistry, while conserving our own financial and management resources.

We produced our first Compound Library in June 2000. It is currently being tested by the U.S. National Cancer Institute. We believe that a positive result of these tests would validate our approach, and would facilitate marketing of this and other Compound Libraries to biopharmaceutical companies.

STRATEGIC ALLIANCES AND PARTNER RELATIONSHIPS

ENZYMED

In December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds that would be researched for new drug candidates. As part of this collaboration, we have agreed to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with certain university research laboratories. EnzyMed has agreed to apply its proprietary process of "Combinatorial Biocatalysis" to our unique extracts of microalgae. From each unique extract, this enzymatic process typically creates multiple compounds, many of which may be new to medical science. EnzyMed has demonstrated capability in Combinatorial Biocatalysis. In 2001, EnzyMed was acquired by Albany Molecular Research (NASDAQ: AMRI). Aquasearch and Albany completed the first Compound Library in June 2000.

We have agreed with Albany to jointly market these libraries to biotechnology and pharmaceutical companies that would screen the libraries for new drug candidates. The Company's agreement with Albany Molecular Research is subject to assumption or rejection by the Company in its reorganization proceedings.

CULTOR

In May 1996, we entered into a three-year exclusive Distribution and Development Agreement with Cultor. We agreed to act as the exclusive worldwide supplier of natural astaxanthin from microalgae to Cultor in the field of animal feed and animal nutrition and Cultor agreed to act as the exclusive worldwide distributor of our natural astaxanthin in the field of animal feed and animal nutrition. We also entered into a Stock Subscription Agreement under which Cultor purchased 400,000 shares of our common stock at a purchase price of $0.50 per share. In January 1998 we extended the Distribution and Development Agreement to four years. In June 1999, we modified the agreement and extended it through June 2001. The Company has terminated its Agreement with Cultor and now intends to license marketing rights to animal feed products to a third party on a worldwide basis.

MARBEC

The Company has in place an Industrial Partnership relationship with MarBEC which gives Aquasearch access to additional expertise that could prove helpful to developing our product pipeline. MarBEC is a 5-year, $26 million Engineering Research Center, or ERC, funded in 1998 by the U.S. National Science Foundation. There are fewer than two dozen ERCs in the U.S. In 1998, more than 160 universities competed for only five ERCs awarded by the National Science Foundation.

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

MarBEC's main research focus is the discovery and development of new products from microalgae. The Industrial Partnership, for which we have agreed to pay $20,000 annually, provides the following specific benefits:

         o    new research results prior to public disclosure;
         o    preferential rights to intellectual property;
         o privilege to sponsor focused research, resulting in exclusive intellectual property rights;
         o preferred access to specialized and unique facilities and equipment;
         o    preferred access to microalgae culture collections;
         o membership on the Industrial Advisory Board along with current members Cargill and Cyanotech;
         o    opportunity to influence specific research; and
         o    preferential access to student interns.

On average, ERCs have 35 industry partners. The prime benefits cited by industry partners in other ERCs include networking with related companies, advance awareness of new products and technology and the availability of graduates with superior training and education as future employees. The Company's agreement with MarBEC is subject to assumption or rejection by the Company in its reorganization proceedings.

UNIVERSITY OF HAWAII AT MANOA

In January 2001 we executed an agreement to develop pharmaceuticals from a unique collection of approximately 2,000 strains of microalgae held by the University of Hawaii. The agreement gives Aquasearch exclusive rights to more than 100 unique, bioactive compounds from microalgae contained in the collection. Two of the compounds are now in Phase II clinical trials for treatment of cancer. Most importantly, the bioactive compounds have never been tested in any disease BUT cancer. It is possible that some of these compounds will also prove active against other diseases. Under the agreement, the University will receive approximately $550,000 over the initial two-year term for maintenance and research work on the collection and royalties on any revenues to Aquasearch that derive from the use of the collection. The Company's agreement with The University of Hawaii is subject to assumption or rejection by the Company in its reorganization proceedings.

ANCILE PHARMACEUTICALS, INC.

In July 2001, the Company entered into a non-binding Letter of Intent with Ancile Pharmaceuticals, Inc. to form a strategic alliance around the development of microalgae-based botanical drugs. Botanical drugs, as defined by the U.S. Food and Drug Administration (FDA), are finished, labeled drug products that contain plant matter as ingredients. These products are typically derived from herbal medicines and are prepared as complex mixtures. Such products have the potential to address growing consumer and practitioner demand for safer and more efficacious alternatives to synthetic new chemical entities ("NCEs"). Microalgae are rich sources of bioactive components, and several microalgae-derived products have a long history of safe use for their beneficial health properties. The alliance would combine Aquasearch's pipeline of microalgae products and its proprietary cGMP production potential with Ancile's drug development expertise and technology platform, which consists of proprietary methods for characterizing and standardizing botanical drug substances. Together, the companies would pursue a new development pathway created by the FDA that should enable New Drug Applications for botanical drugs to be submitted several years more quickly than conventional drugs based on synthetic NCEs. Ancile Pharmaceuticals is a privately held specialty pharmaceutical company focusing on the development and commercialization of prescription botanical drugs for major chronic disease conditions. Completion of the transaction is subject to the preparation, execution and delivery of a definitive and binding Strategic Alliance Agreement in form and content satisfactory to both parties.


COMPETITION

MICROALGAE CULTIVATION TECHNOLOGY

OPEN POND TECHNOLOGY. Open pond technology was developed in the 1950s and 1960s and formed the basis of many commercial enterprises beginning in the 1970s. Many companies throughout the world use open ponds to cultivate three species of microalgae: SPIRULINA, DUNALIELLA and CHLORELLA. Despite numerous attempts to cultivate other microalgae in open ponds, not a single new product has been produced using this technology in the past 25 years. Our own research has demonstrated that SPIRULINA production in AGMs is double that achieved in open ponds. We do not intend to produce any microalgae in open ponds, except for the "finishing ponds" used in the two-step process required for species such as HAEMATOCOCCUS, where they reside for a relatively brief time. We do not believe that open pond technology can match the production efficiencies achievable with the AGMs.

FERMENTATION. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado that produce commercial quantities of microalgae using modified fermentation processes. Fermentation must be carried out in the dark. Very few species of microalgae can grow in the dark, because most microalgae - like most other plants - depend upon light to perform photosynthesis. Furthermore, standard fermentation vessels must be significantly modified for cultivating marine organisms because the common vessel material, stainless steel, is rapidly corroded by saltwater. Fermentation may prove effective for cultivating certain microalgae, but we believe its application is severely limited.

HARVESTING FROM THE WILD. We are aware of one company, Cell Tech of Oregon, which harvests natural "blooms" of microalgae. A "bloom" is an unusually high concentration of microalgae, generally dominated by a single species, which usually occurs in spring or summer. We do not believe this process is sufficiently dependable or controllable to represent significant competition. First, microalgae blooms in nature are generally at least 10 times lower in concentration than cultivated microalgae. Second, relatively few species of microalgae actually create blooms. Third, the timing and intensity of blooms is subject to local climate, water conditions, and other factors that are difficult if not impossible to control or predict. Finally, many blooms may be dominated by a single species of microalgae, but often include significant percentages of other species ("weeds") that may not be desirable.

CLOSED SYSTEM PHOTOBIOREACTORS. We believe that AGM technology is the first closed-system, process-controlled photobioreactor ever to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are aware of only three companies in the world - Biotechna of Australia, MicroGaia of Hawaii and Thallia Pharmaceuticals of France - that possess proprietary photobioreactor technology. Compared to the AGM, we believe that both of these photobioreactors:

         o    are much smaller in scale;
         o    have a more limited operating history; and
         o    are subject to significant cost barriers.

Although many other photobioreactors are in operation, to our knowledge all are operated by universities or research institutes, are 100 times smaller than the Ultra-AGM, and are not used for commercial purposes. It is possible that competing photobioreactor technologies that could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future. However, we believe that AGM technology is now more advanced than any other photobioreactor technology. For more information on the AGM technology, please see "Description of Business - Microalgae Production Technology - The Aquasearch Growth Module (AGM)."

AQUAXAN(TM)

Competitors in the market for astaxanthin used in animal feed include BASF, Hoffman-LaRoche, Cyanotech, AstaCarotene and Igene. Of these, only Cyanotech and AstaCarotene produce natural astaxanthin from Haematococcus. Cyanotech's current product has significantly lower astaxanthin content than AQUAXAN(TM). We believe that AstaCarotene's production capability in Sweden is much more capital-intensive than ours. We believe that Igene's yeast product, the chemical form of which is different from that found in nature, although possibly successful in the Americas, may face problems with consumer-acceptance in Europe. Currently, the synthetic astaxanthin manufactured by BASF and Hoffman-LaRoche dominates the market. Both of these companies have significantly greater research and development, technical, financial, management, marketing and sales resources than does Aquasearch or its potential licensing partner. However, synthetic astaxanthin can be differentiated from the natural alternative, which we believe may provide certain marketing advantages. Although BASF and Hoffman-LaRoche may continue to dominate the $185 million market for astaxanthin, we believe that a significant niche exists for a high quality, natural source of astaxanthin.

Hoffman-LaRoche had maintained the market price of synthetic astaxanthin at approximately $2,500 per kilogram for more than a decade, when no viable competitive product was available. However, that price has recently fallen to $2000, and Hoffman-LaRoche could reduce the price of its synthetic astaxanthin product further in response to the introduction of any competing natural astaxanthin product. Although our licensing partner expects to achieve substantial cost savings based on its location, any such pricing or other competitive pressure could have a material adverse effect on our ability to attract and retain a licensing partner for AQUAXAN(TM) or the opportunity to receive royalty revenue from this market. Products of which we are not aware, or products that may be developed in the future, may also adversely affect the marketability of AQUAXAN(TM).

THE ASTAFACTOR(TM)

Many of the potential competitors for THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, are the same as for AQUAXAN(TM). However, to our knowledge neither BASF nor Hoffman-LaRoche has indicated an interest in this market.

Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to synthetic ones, and will not pay premium prices for synthetics, even if they are available. We are aware of many companies interested in or actually marketing nutraceutical astaxanthin, but of these only Cyanotech and AstaCarotene produce the product from HAEMATOCOCCUS. We believe our production process has cost advantages over those of both companies - a lower production cost than Cyanotech because our product is twice as concentrated, and a lower capital cost than AstaCarotene because Sweden's climate requires costly process modifications. The remaining known producers of astaxanthin may face certain challenges that we do not. We believe that the krill extract sold by Itano of Japan is much more expensive to produce than HAEMATOCOCCUS. We believe that Igene's yeast product may not be as readily accepted as our natural astaxanthin product by consumers of nutraceuticals.

DRUG DISCOVERY PROGRAMS

The search for new pharmaceuticals is more intensive than it has ever been, particularly in the areas of anti-infectives, where multiple drug resistance is rendering many old products ineffective, and cancer, where an aging baby-boomer population is not succumbing to other previously fatal illnesses. . The majority of new drugs originate from natural sources and bacteria, fungi, plants and animal reservoirs continue to be a principal target of drug discovery by companies worldwide.

We believe that Aquasearch's drug discovery programs can be a significant source of these new drugs, because it offers the potential to screen almost half the plant kingdom for the first time. We are not aware of any significant commercial effort to screen microalgae. Biopharmaceutical companies are reluctant to screen any natural substance that cannot be "re-grown" in quantities sufficient to supply the requirements of clinical trials. Laboratory scale photobioreactors cannot supply enough material for clinical trials. We believe this lack of supply is the main reason that biopharmaceutical companies have not shown great interest in screening microalgae.

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

COMPETITION IN GENERAL

We intend to identify, screen and in some cases optimize molecules from natural products from microalgae that will compete with existing natural and synthetic products. We anticipate that competition to develop additional microalgae products will be intense. Our future competitors could include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than ours. Specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may compete with our future products. Academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products that compete with ours. Any products of which we are not aware, or products that may be developed in the future, may adversely affect the marketability of new products we develop.

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

We have been awarded a total of thirteen patents, relating to three inventions:

         o    the AGM apparatus (Europe, Australia, Norway, Hong Kong, South
              Korea);
         o general processes for cultivating microalgae in photobioreactors (U.S., Europe, Australia); and
         o    processes for cultivating HAEMATOCOCCUS (U.S.).

We have additional patents pending internationally and in the United States. The Company has recently determined that its patents and pending patent applications for the cultivation of HAEMATOCOCCUS are not important to the Company's future strategy and has decided not to continue maintenance of those patents and prosecution of those applications.

The patent positions of biopharmaceutical and biotechnology companies, including Aquasearch, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that any of our pending patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued to our strategic partners or us may not provide a basis for commercially viable products or may not provide any competitive advantages. Third parties could challenge our patents. The patents of others could limit our ability to use certain processes or technologies. Any of these preceding situations could have a material adverse effect on our ability to do business. Furthermore, patent law relating to the scope of claims is still evolving in the technology fields in which we operate. As a result, the degree of future protection for our proprietary rights is uncertain. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

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

We are or may become subject to other federal, state and foreign laws, regulations and policies with respect to labeling of products, importation of organisms and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. We are working with distributors and potential customers to achieve compliance with foreign laws, regulations and policies pertaining to AQUAXAN(TM). We are also working with certain consultants regarding compliance with FDA, GMP and ISO policies and regulations. We cannot ensure that any of our products will satisfy applicable regulatory requirements. Changes could occur in federal, state and foreign laws, regulations and policies and, particularly with respect to the FDA or other such regulatory bodies, such changes could be retroactive. Such changes could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

Regulatory authorities may view AQUAXAN(TM) as a food additive. Nutraceutical products we develop will be viewed as human dietary supplements. The FDA will require pre-market clearance for both of these product types if they are intended for ultimate human consumption in the United States. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. The FDA approved the Hoffman-LaRoche synthetic astaxanthin product as a food additive in 1995, but this does not guarantee that the FDA will grant similar approval for AQUAXAN(TM). FDA clearance for dietary supplements can be obtained by notifying the FDA in writing of our intention to market a certain product and, if we do not receive any objection within a certain period of time, approval is implied. Aquasearch received such FDA clearance for THE ASTAFACTOR(TM) in early 2000. We cannot ensure that any of our future potential products will be cleared by the FDA on a timely basis, if at all.

AQUAXAN(TM) and THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, are likely to be distributed in foreign countries, including the European Union, Japan, Canada and Australia. Regulatory approvals in foreign markets vary by country. AQUAXAN(TM) has been approved in Sweden for use in poultry feed and is considered by the Swedish authorities as a feed ingredient rather than a food additive. We believe the approval process for both AQUAXAN(TM) and THE ASTAFACTOR(TM) in Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, we can provide no assurances in this regard. AQUAXAN(TM) has not been submitted to the European Union for approval, and we cannot guarantee that the determination by Swedish authorities will have any influence on the determination to be made by the European Union.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

EMPLOYEES AND DIRECTORS

As of October 31, 2001, the Company had eighteen full-time employees, of whom four have Ph.D.s. two are involved in the production and harvesting process, eight are involved in research and development and eight are involved in administration and support. Since October 31, the Company has further reduced its staff by four employees, and, as of February 11, 2002, has sixteen full-time employees. Of whom four are Ph.D.s and of which three are involved in production/harvesting, seven in research and development, and six in administration. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Certain management changes have occurred during the Company's reorganization proceedings, including the appointment of Harry "Doc" Dougherty as Interim President and CEO and the naming of Dr. Mark Huntley as Chief Technical Officer. Dr. Michael Cushman, the Company's Vice President of Research and Development, resigned effective November 15, 2001.

Effective October 15, 2001, the Company accepted the resignation for personal reasons of two members of its Board of Directors, Pearn P. Niiler and Edward David. Neither Director has been replaced. Dr. Huntley resigned as Chairman of the Board of Directors in December 2001, but remains a member of the Board. Mr. David Tarnas has been appointed as Chairman.

KEY SCIENTISTS

Our scientists, as a group, lead all aspects of product development, process optimization and the research upon which our business is based.

DR. MARK E. HUNTLEY, CHIEF TECHNOLOGY OFFICER, received a B.Sc. degree (SUMMA CUM LAUDE) in Biology from the University of Victoria, Canada in 1976 and earned a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980. Dr. Huntley also holds a faculty research appointment at the Hawaii Natural Energy Institute, School of Ocean and Earth Sciences and Technology, University of Hawaii at Manoa. He was a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego from 1980 to 1998. Dr. Huntley has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He served for 10 years on the Executive Committee of the Global Ocean Ecosystem Dynamics program (1989-1999), a component of the U.S. Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. He has served as an advisor to numerous international, national, and state agencies, including the United States Department of State, the United States Department of Interior and the White House Office of Science and Technology Policy. Dr. Huntley is one of our co-founders and a co-inventor of the Aquasearch Growth Module.

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

We believe the location of our business in Hawaii and, in particular, the location of our facility in the HOST Business Park provide us with important competitive advantages. A combination of several factors makes our facility at the HOST Business Park a favorable location to produce various species of microalgae:

         o    consistently warm temperatures;
         o    abundant sunlight;
         o    low rainfall;
         o access to HOST Business Park scientific equipment, personnel and facilities;
         o    tax incentives; and
         o    the ready availability of cold, clean seawater.

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

The Company is currently negotiating a 30-year lease of our current five-acre parcel from the Natural Energy Laboratory of Hawaii Authority (NELHA), the state entity that administers the HOST Business Park. Successful completion of the lease arrangement will be subject to agreement on mutually acceptable terms, the curing of current deficiencies under the Company's existing licensing arrangement with NELHA and approval of the lease by the Bankruptcy court.


ITEM 3.  LEGAL PROCEEDINGS

On July 13, 1998, Cyanotech filed a complaint against us in the United States District Court for the District of Hawaii (Case No. CV98-00600ACK). In the complaint, Cyanotech sought declaratory judgment of non-infringement of our U.S. Letters Patent No. 5,541,056; invalidity of the 5,541,056 Patent; and non-misappropriation of our trade secrets relating to closed culture production of astaxanthin. Cyanotech filed the complaint after we expressed to Cyanotech our concern that Cyanotech infringed the 5,541,056 Patent and misappropriated our trade secrets. On March 6, 2001, Aquasearch and Cyanotech announced that they had settled the litigation without admission of liability by either party. Specific terms of the agreement will remain confidential. Under the agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgal production that infringes Aquasearch's U.S. Patent No. 5,541,056 and Aquasearch has agreed that Cyanotech's current proprietary process for producing microalgae, known as the PhytoDome, does not infringe that patent. Cyanotech will pay undisclosed royalties to Aquasearch. The parties agreed to dismiss with prejudice all claims that the parties asserted in the litigation.

On October 29, 2001 certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against the Aquasearch, Inc. On November 30, 2001, the company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor- in-Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, a California venture group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties is subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could occur.

In addition to the bankruptcy proceedings mentioned above, litigation was filed on October 11, 2001 by Kenneth Crowder against the Company and certain unnamed individuals in the Superior Court of the State of California, Orange County (Case #01CC13035), alleging breach of contract in connection with certain monies paid to the Company, and claiming damages in excess of approximately $75,000. On October 16, 2001, an action was commenced by C&J Distribution, a purchaser of ASTAFACTOR(TM) product, in the Superior Court of California, San Bernadino County (Case #RCV058442), against the Company, one of its officers and unnamed individuals, alleging fraud and breach of contract in connection with an alleged oral distribution agreement between the Company and plaintiff and claiming damages in the amount of $35,000. Both of these lawsuits have been stayed as to the Company by the pendency of the bankruptcy proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders (the "Special Meeting") of Aquasearch was held on September 14, 2001 at the offices of the Company in Kailua-Kona, Hawaii, pursuant to a Proxy Statement which was mailed to shareholders on August 13, 2001, and which is incorporated herein by reference. All shareholders of record as of the close of business on July 31, 2001 were entitled to notice of and to vote at the Special Meeting. At that meeting, the shareholders of the Company voted to approve the following proposals:

1. An amendment to the company's Articles of Incorporation to increase the number of shares of authorized common stock of the Company by 50,000,000 shares, from 150,000,000 shares to 200,000,000 shares. The proposal was approved by the vote of 92,827,323 shares in favor, 2,310,243 shares opposed, and 775,666 shares abstaining.

2. Change in the jurisdiction of the Company's place of incorporation from Colorado to Delaware. The proposal was approved by the vote of 58,409,165 shares in favor, 709,444 shares opposed, 635,813 shares abstaining and 36,158,810 broker non-voted shares.

3. The form of indemnification agreement to be entered into between Aquasearch and its officer and directors upon reincorporation of the Company in Delaware. The proposal was approved by the vote of 93,945,013 shares in favor, 1,141,570 shares opposed, and 826,649 shares abstaining.

4.  Election of the following individuals as Directors of the Company:

o Mark E. Huntley, Ph.D. Elected by the vote of 95,686,695 shares in favor, 226,537 shares withheld.
o Earl S. Fusato. Elected by the vote of 95,687,245 shares in favor, 225,987 shares withheld.
o Edward E. David, Ph.D. Elected by the vote of 95,679,395 shares in favor, 233,837 shares withheld.
o Pearn P. Niiler, Ph.D. Elected by the vote of 95,659,195 shares in favor, 254,037 shares withheld.
o David Tarnas. Elected by the vote of 95,688,395 shares in favor, 224,837 shares withheld.
o Richard L. Sherman. Elected by the vote of 95,688,395 shares in favor, 224,837 shares withheld.

The company is currently in a Chapter 11 proceeding under the U.S. Bankruptcy Code, therefore the Company has deferred any action on changing its incorporation from Colorado to Delaware and to adopt the form of indemnification upon reincorporation in Delaware.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board (Symbol: AQSEQ:bb). The following table shows for the periods indicated the high and low bid quotations for our common stock for the three years ended October 31, 2001. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

----------------------------
                                HIGH BID                    LOW BID
                            ----------------------- -------------------------

FISCAL 2000
    First Quarter...........     $0.50                       $0.25
    Second Quarter..........     $2.25                       $0.54
    Third Quarter...........     $0.88                       $0.51
    Fourth Quarter..........     $0.73                       $0.29

FISCAL 2001
    First Quarter...........     $0.43                       $0.19
    Second Quarter..........     $0.37                       $0.21
    Third Quarter...........     $0.29                       $0.24
    Fourth Quarter..........     $0.26                       $0.12

As of the date of October 31, 2001, we had approximately 2,000 record holders of our 122,134,419 shares of common stock.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended October 31, 2001, Gregory Kowal purchased 833,333 shares of our common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received warrants to purchase 125,000 shares of our common stock at $0.40 per share with a term of three years.

Disclosure of sales of other unregistered securities have been made in Form 10Q-SB filings in the last two years.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

The following discussion of our management's plan of operation contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements, trend analysis and other information relative to markets for our products and trends in revenues and anticipated expense levels, as well as statements including words such as "anticipate," "expect," "believe," "plan," "estimate" and "intend" and other similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption "Factors That May Affect Future Operating Results" and other risks detailed from time to time in our periodic reports and other information filed with the Commission, including, without limitation, our ability to successfully file and receive confirmation of a plan of reorganization in the Company's reorganization proceeding; our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; a lack of time commitment by our Scientific Advisory Board; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

OVERVIEW

Aquasearch develops and commercializes natural products from microalgae using our proprietary photobioreactor technology known as the Aquasearch Growth Module, or AGM.

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

Key achievements in fiscal 2000 included:

         o Introduction and sales of our first nutraceutical product, THE ASTAFACTOR(TM)
         o Completion of our first Compound Library in collaboration with Albany Molecular Research o Submission of our first library for screening by the U.S. National Cancer Institute
         o Selection to participate in a $2.4 million contract from the U.S. Department of Energy
         o Initiation of two clinical trials on the effects of THE ASTAFACTOR(TM) on human health, and
         o Execution of a strategic drug discovery agreement with the University of Hawaii

Key achievements in fiscal 2001 included:

         o     Expansion  of THE  ASTAFACTOR(TM)  both  in  Hawaii  mass  retail outlets and direct marketing through the Aquasearch website
         o     Execution  of Letter of Intent  with Ancile  Pharmaceuticals  for collaborative development of pharmaceutical compounds
         o     Favorable   settlement  of  outstanding  patent  litigation  with
               Cyanotech
         o Further increases in efficiency and yield of microalgae production process
         o Shareholder approval to increase authorized shares and reincorporate Company in Delaware
         o Entering into research collaboration and license with University of Hawaii


MANAGEMENT'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

During the next twelve months we will focus on sales and marketing, product development, and drug discovery, specifically:

         o     expanding  sales  of  our  first   nutraceutical   product,   THE
               ASTAFACTOr(TM);
         o     developing compound libraries for drug discovery;
         o     formulating additional nutraceutical product candidates; and,
         o     Out-licensing rights to our animal feed supplements

(1) THE ASTAFACTOr(TM) - NUTRACEUTICAL ASTAXANTHIN

THE ASTAFACTOr(TM), our first major nutraceutical product, is a dietary supplement rich in astaxanthin.
Astaxanthin is a powerful, bioactive anti-oxidant (approximately 100 times more potent than Vitamin E), with anti-inflammatory properties. Astaxanthin has demonstrated potential activity in animal or human models of:

         o     ALZHEIMER'S AND PARKINSON'S DISEASES
         o     MACULAR DEGENERATION
         o     CHOLESTEROL DISEASE
         o     STROKE
         o     CANCER

During the next twelve months, the company intends to pursue the design and commencement of human clinical trials to provide additional data concerning the possible positive effects of THE ASTAFACTOr(TM) for these and other medical conditions.

In addition, the company plans to expand its current marketing efforts for THE ASTAFACTOr(TM) to include product launches in additional regional U.S. markets and to seek a marketing partner for THE ASTAFACTOr(TM) in certain non-U.S. Pacific Rim markets.

(2) DRUG DISCOVERY PROGRAMS

During the next twelve months, the Company intends to accelerate its drug discovery programs in the following areas:

         o Review and refinement of our collaborative research programs with the University of Hawaii in order to identify and optimize additional drug candidates;
         o Identification of additional research collections of marine microalgae and development of collaborative relationships with the institutions controlling such collections;
         o Screening of Aquasearch identified compounds for activity against various human diseases;
         o Continuation of its subcontracting activities with the Department of Energy, which enables us to increase the efficiency and yields of our production processes

We expect collaborations will expand to include other corporations and other universities. However, we cannot be certain of maintaining existing partner relationships, nor can we guarantee the ability to develop other successful relationships.

(3)  INTELLECTUAL PROPERTY

The Company will continue to prosecute and maintain its patent portfolio and to evaluate additional patenting opportunities, both for our production processes and specific chemical compounds.

In addition, the company continues to develop trade secrets that we believe are an important underlying reason for consistent improvements in production and product quality. We place great value on our intellectual property.

(4)  PRODUCTION CAPACITY

During the next twelve months, the Company intends to identify and enter into agreements with a production partner in the Pacific Rim. The Company is in preliminary discussions with one such company. In the event of a successful consummation of such a collaboration, the Company expects within a year to dedicate its existing production capabilities principally to research and development activities and to source its commercial production requirements from its partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through October 31, 2001, we had an accumulated deficit of approximately $20.4 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

On October 30, 2001 certain creditors of the Company filed a petition for involuntary bankruptcy against Aquasearch. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor in Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, a California venture group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties are subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could result.

RESULTS OF OPERATIONS

REVENUES. During the years ended October 31, 2001 and 2000, we had revenues of approximately $1,032,000 and $221,000, respectively. We began sales of THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, in March 2000 and recognized approximately $63,000 of sales for fiscal 2000, and $480,000 in fiscal 2001. Other revenues in fiscal 2001 were derived from our research contract with the Department of Energy and royalties under a settlement agreement with Cyanotech Corporation.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our three-acre research and development/production facility, and cost associated with our research agreement with the University of Hawaii. Research and development costs were approximately $1.8 million for fiscal 2001 compared with approximately $2.4 million in fiscal 2000. The decrease reflects a reduction of cost on AGM technology and cost being covered by the Department of Energy research contract, compared to fiscal 2000 costs associated with personnel additions, optimizing the very large Ultra-AGM, expanding production capacity, developing THE ASTAFACTOR(TM) and our compound drug discovery library.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses were approximately $2.6 million for fiscal 2001 compared with approximately $1.9 million for fiscal 2000. The increase for the year ended October 31, 2000 reflect costs associated with personnel additions, raising capital, and our marketing efforts of THE ASTAFACTOR(TM) offset by an increase in legal fees associated with our ongoing legal dispute with Cyanotech and capital raising activities. Additionally in fiscal 2001, we increased our investor relations program to support our capital raising activities. We anticipate that general and administrative expenses will increase over time as we expand production capacity, develop more new products, increase our intellectual property protection, and raise additional capital.

INTEREST EXPENSE. Interest expense for fiscal 2001and 2000, included $154,000 and $382,000, respectively, for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those years.
LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the years ended October 31, 2001, and 2000, we raised approximately $2.8 million and $3.6 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

During fiscal 2001, cash used in operating activities was approximately $3.0 million compared with $3.3 million for fiscal 2000. Additionally, capital expenditures for fiscal 2001 and 2000, were approximately $269,000 and $254,000, respectively. Due to difficulties in raising capital since September 2000 and involuntary bankruptcy proceedings, we have significantly reduced our headcount and operating cost. We have entered into a Debtor in Possession financing arrangement since year end and currently working on a reorganization plan to submit to the bankruptcy court. Continued operation and additional financing will depend on the outcome of the approval of the plan by the Court.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND EXPECT TO INCUR FUTURE LOSSES. OUR FUTURE FINANCIAL RESULTS ARE UNCERTAIN, AND WE MAY NEVER BECOME A PROFITABLE COMPANY.

The company is currently in a Chapter 11 proceeding under the U.S. Bankruptcy Code. Although the Company currently plans to propose a Plan of Reorganization to the Court for confirmation, there is no assurance that the creditors of the Company will approve such a plan, or that the Court will confirm it. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could result.

We have had quarterly and annual operating losses since our inception in 1988. Our net loss in fiscal 2001 was approximately $4.1million and our accumulated deficit at October 31, 2001 was approximately $20.4 million. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. Furthermore, we plan to increase our operating expenses as we continue to expand our product offerings. As a result, our losses may increase in the future even if we achieve our revenue goals.

We may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve profitability, including:

o our ability to successfully manage the Company as a research and development company and successfully conclude a relationship with a third party manufacturer to supply our commercial requirements;
o our ability to successfully complete the commercialization and cost optimization of our products;
o our ability to manage production costs and yield issues associated with increased production of our products;
o the progress of our research and development programs for developing other microalgal products;
o the time and costs associated with obtaining regulatory approvals for our products;
o        our ability to protect our proprietary rights;
o        the costs of filing, protecting and enforcing our patent claims;
o        competing technological and market developments;
o changes in our pricing policies or the pricing policies of our competitors; and
o the costs of commercializing and marketing our existing and potential products.

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

We will require substantial expenditures to support our research and development activities and to manufacture and market our products. Many factors will determine our future capital requirements, including:

o our ability to cost-effectively manufacture our products in quantities needed to sustain growing sales of ASTAFACTOR(TM);
o        market acceptance of our products;
o        the extent and progress of our research and development programs;
o the time and costs of obtaining regulatory clearances for some of our products;
o        the progress of pre-clinical and clinical studies, where applicable;
o        the costs of filing, protecting and enforcing patent claims;
o        competing technological and market developments;
o the cost of developing and/or operating production facilities for our existing and potential products; and
o        the costs of commercializing our products.

Product sales have begun to pay some of our operating costs, but we still need additional funding. We are seeking funds from public or private equity, debt financing and strategic partnerships. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to cut back on production, limit our product development activities, or delay expansion plans.

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

We have limited experience in manufacturing products derived from microalgae. To be successful, we must produce products at acceptable costs and ensure that the quantity and quality of our products comply with contractual requirements, regulatory requirements and local health, safety and environmental regulations. Many factors complicate the production of microalgal products and could at any time limit our monthly production, including:

o        microbial contamination;
o variability in production cycle times due to technical and biological factors; and
o        losses of final product due to inefficient processing.

We currently have sufficient inventory to meet the requirements of our customers. However, if we cannot increase production of our products, either directly or through a strategic partner, we may be unable to satisfy our obligations under any future agreements. Our inability to increase production would limit our revenues, and could cause us to lose customers that demand more product.

IF WE CHOOSE TO RETAIN SOME OF OUR PRODUCTION CAPACITY OF NATURAL ASTAXANTHIN SO THAT WE CAN PRODUCE OTHER MICROALGAL PRODUCTS, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND FOR NATURAL ASTAXANTHIN.

We introduced our first retail nutraceutical product in March, 2000. We plan to retain some of our production capacity of natural astaxanthin in order to meet anticipated demand for this new product, at least until we have reached a collaborative arrangement with a potential third-party supplier. By limiting the production of natural astaxanthin for our wholesale customers, we risk being unable to supply their requirements and we may lose customers. If we fail to establish a market for our retail product, the retention of these wholesale customers would be important to our success in increasing long-term revenues.

IF THE DEMAND FOR NATURAL ASTAXANTHIN REQUIRES US TO EXPAND OUR CURRENT PRODUCTION FACILITY, WE MAY EXPERIENCE SIGNIFICANT FINANCIAL, TECHNICAL AND BIOLOGICAL CHALLENGES.

We believe that we will have to produce, or have produced for us, natural astaxanthin in ton quantities to satisfy market demand. In order to meet the anticipated demand for natural astaxanthin, we will need to either expand our production facility or enter into an arrangement with an acceptable third party supplier using our technologies. Expanding our facility will require substantial research and development, additional capital and significant design and engineering costs.

We currently have only general plans for the size, location and production capacity of a new or an expanded production facility. We do not have a commitment to finance the construction of this facility. In the event that we decide to build a new facility of our own, we plan to rely on a collaborative arrangement with one or more parties to help us develop and build a new facility. However, we may be unable to reach an agreement with any other entity regarding the development, timing, location or financing of a new facility on favorable terms, if at all. If we fail to either expand our current production facility, develop a new production facility, or enter into an acceptable supply arrangement with a third party, then we may lose the opportunity to increase our revenues. We could also lose wholesale customers, both current and future, who may rely on increasing product delivery.

OUR CUSTOMER BASE IS CONCENTRATED AMONG SEVERAL CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on key distribution relationships in Hawaii and California.. These companies currently purchase approximately 54% of the natural astaxanthin products we produce. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation and we could have difficulty attracting new customers.

IF WE FAIL TO MAINTAIN CURRENT OR FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important component of our business strategy is to develop strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgal products that we intend to develop. For example, in December 1998, we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds to be jointly marketed to biotechnology and pharmaceutical companies to screen the libraries for new drug candidates.

We intend to enter into strategic relationships with other companies to develop additional applications for our technology, commercialize our future products, assist us in obtaining regulatory approvals and provide sources of funding. We cannot guarantee that any of our present or future corporate partners will perform their obligations to us, or that we will be able to perform our obligations to them. Additionally, our strategic relationships could be adversely affected by many additional factors, including:

o the development of competing technologies or products by a strategic partner;
o the failure of strategic partners to devote sufficient resources to developing and commercializing our products;
o        our inability to enter into competitive arrangements;
o        our failure to obtain timely regulatory approvals; or
o        the premature termination of an agreement with a strategic partner.

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

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL SUFFER.

Our success depends on the continued efforts of the principal members of our management team. Upon confirmation of its Plan of Reorganization, the Company will need to attract additional senior management to supplement the existing management team.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

Until 2000, we focused almost exclusively on product research and technology development. As we began full-scale commercial production of microalgal products, we have had to create or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting, and training. During this transition, we have experienced rapid growth, and we sexpect this growth to continue. Over the next twelve months, we expect that we will need to add several additional employees. In addition, our growth will require significant improvement in our organization, planning and management and we expect that we will need to either expand our production capabilities or transfer some of our technology to a third party supplier in a strategic alliance.

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

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES.

We are actively developing two product lines, nutraceuticals and compound libraries for drug discovery. We believe the success of our nutraceutical product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP. We expect the success of our compound library products will depend primarily on our ability to attract corporate customers in the biopharmaceutical industry and, ultimately, on their discovery of new drug candidates. We believe the prospects for nutraceutical astaxanthin will depend, in the short term, on product quality and competitive pricing. Our ability to penetrate new markets for natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets.

We cannot assure successful development of any existing or potential microalgae-based product line, nor can we guarantee market acceptance of any of our products. We do not have significant marketing experience in nutraceutical or pharmaceutical markets. We have less than one year of experience in electronic marketing or in direct retail sales. We are strongly dependent on the marketing skills and efforts of our corporate partners, consultants and contractors. We cannot assure you that our partners, consultants or contractors will be successful in their marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to successfully develop or commercialize any of our product lines, then our revenues will fail to grow.

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

We could incur substantial costs in litigation if we need to defend ourselves against patent infringement claims brought by third parties, or if we choose to initiate claims. We have in the past, and we may in the future, be required to dedicate significant management time and incur significant legal fees and expenses to continue pursuit and settlement of this action. In addition, a finding of non-infringement or declaration of invalidity of our patent could hurt the exclusivity of our proprietary technology. Present and potential future corporate partners may not collaborate with us if our intellectual property position is weakened. In addition, a finding of noninfringement or declaration of invalidity of our patent could lead to difficulties in obtaining future financing.

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

As of October 31, 2001, our directors and executive officers, as a group, beneficially own approximately 20.6% of the 122,134,419 outstanding shares of our common stock. As a result, our officers and directors may be able to strongly influence the actions of the Board of Directors and other matters requiring approval of our shareholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the voting and other rights of our shareholders. Our principal shareholders may have interests that differ from our other shareholders, particularly in the context of potentially beneficial acquisitions of our company by others. For example, to the extent that these shareholders are our employees, they may be less inclined to vote for acquisition of our company by others if that acquisition would terminate their employment, diminish their responsibilities, or reduce their compensation.

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

Competition in the world market for animal feed applications of astaxanthin is strong and is expected to increase significantly in the near future. Our natural astaxanthin product, the production and distribution of which we expect to license exclusively to a third party, will compete directly or indirectly with the synthetic astaxanthin product developed and marketed worldwide by Hoffman-LaRoche. Additional competition will likely come from BASF, a large German chemical company that recently started producing synthetic astaxanthin. Likewise, products incorporating our natural astaxanthin will compete directly with products incorporating the synthetic astaxanthin product. Both Hoffman-LaRoche and BASF have a worldwide reputation and significantly greater research and development, technical, financial, management, marketing and sales resources than we do. Additionally, Hoffman-LaRoche has a dominant market share.

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

We are also subject to other federal, state and foreign laws, regulations and policies, including those concerning labeling products, importing organisms, and occupational safety. We have worked on compliance with foreign laws, regulations and policies pertaining to our natural astaxanthin product for use in animal feed. We have also been working with various consultants on compliance with FDA regulations regarding our nutraceutical product line. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. Some of these changes, particularly with respect to the FDA or other regulatory bodies, could be retroactive. Changes like these could impact our ability to continue producing current or future products. We cannot guarantee that any of our potential products will satisfy applicable regulatory requirements.

BECAUSE WE ARE A LIFE SCIENCES COMPANY, THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been and is likely to continue to be highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

         o announcements of technological innovations or new commercial products by us or our competitors;
         o developments concerning proprietary rights, including patent, by us or our competitors;
         o publicity regarding actual or potential benefits relating to products under development by us or our competitors;
         o     conditions  or  trends  in the  life  sciences  or  nutraceutical market;
         o changes in the market valuations of other biotechnology and life sciences companies;
         o general regulatory developments affecting our products in both the United States and foreign countries; and
         o     developments   concerning  our   collaborations   with  corporate
               partners.

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

SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE ISSUANCE OF REORGANIZATION STOCK IN CONNECTION WITH THE COMPANY'S PLAN OF REORGANIZATION, TO BE PROPOSED TO CREDITORS IN THE FIRST QUARTER OF 2002.

In connection with the proposal and confirmation of a Plan of Reorganization, the company's shareholders can be expected to be substantially diluted by the issuance of Reorganization Shares to creditors, Chardan Ventures and other third parties.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY SHAREHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2001, we had 122,134,419 shares of common stock outstanding. Of these shares 79,737,000 have either been registered under the Securities Act or are freely tradable without volume limitations under Rule 144(k) of the Securities Act.

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

ITEM 7.  FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2001 and the related statements of operations and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 2001and 2000 together with related notes and the report of Buttke Bersch & Wanzek, PC, independent auditors, appear on pages F-1 through F-17 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2001 or 2000.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and executive officers as of October 31, 2001.

------------------------ ----- ------------------------------------------------
NAME                      AGE              POSITION
------------------------ ----- ------------------------------------------------

Mark E. Huntley, Ph.D...  51   President, Chief Executive Officer
                               and Chairman of the Board
Earl S. Fusato..........  54   Chief Financial Officer, Secretary and Director
Martin Guerin...........  40   Vice-President, Sales and Marketing
David Tarnas............  40   Director
Richard Sherman.........  54   Director

HARRY DOUGHERTY is serving as interim CEO and President since December 2001. Mr. Dougherty has 25 years of management experience. He was President of a large retail organization from 1982 to 1987. He led an expansion of this company such that sales increased from $8 million annually to an excess of $50 million. Mr. Dougherty was elected President and CEO of a large Pennsylvania organization in 1987 and subsequently became the largest shareholder of this company. The company was in bankruptcy at that time and successfully navigated it to annual sales of $20 million. In 1990, he founded a new retail organization in Connecticut and took it from inception to $5 million in annual sales in 1994. He relocated to Hawaii in 1995 and acquired a bankrupt retail company of which he still controls a significant portion. This company is now very successful and has annual sales approaching $5 million. Mr. Dougherty majored in Physics at Villanova University and Chemistry at the University of Delaware.

MARK E. HUNTLEY, PH.D., is one of our co-founders, a co-inventor of the Aquasearch Growth Module and has served as our President, Chief Executive Officer and Chairman of the Board from 1992 through December 2001. He also currently holds a faculty research appointment at the School of Ocean and Earth Sciences, University of Hawaii at Manoa. Dr. Huntley was a Research Biologist at Scripps Institution of Oceanography, University of California, San Diego from 1980 to 1998. He has won numerous awards and grants in his field, published more than 75 articles and a book, and lectured throughout the world. He served for 10 years on the Executive Committee of the Global Ocean Ecosystem Dynamics program (1989-1999), a component of the United States Global Change Research Program, and the only element of the International Geosphere-Biosphere Program that is examining the impact of global climate change on marine ecosystems. Dr. Huntley has served as an advisor to numerous international, national and state agencies, including the United States Department of State, the United States Department of the Interior and the White House Office of Science and Technology Policy. Dr. Huntley received a B.Sc. degree (SUMMA CUM LAUDE) in Biological Oceanography from the University of Victoria, Canada 1976 and a Ph.D. in Biological Oceanography from Dalhousie University in Halifax, Canada in 1980.

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

DAVID A. TARNAS, M.M.A. has served as a director since January 1999. He has devoted his career to creating and advising on public policy in relation to marine and coastal resources. As elected State Representative for the district of North Kona-South Kohala, Mr. Tarnas was Chairman of the House Committee on Ocean Recreation and Marine Resources (1994-98). His knowledge and leadership are respected throughout the State of Hawaii. Mr. Tarnas has served as a policy advisor to the U.S. government, and to national and local governments in Malaysia, Thailand, Morocco, the Federated States of Micronesia, and countries in East Africa and the Middle East on matters of marine and coastal resource development. Mr. Tarnas is a director with Five Moutains Hawaii, and works with the Earl and Doris Bakken Foundation on numerous community health related projects and efforts to establish health and wellness industries on Hawaii Island. Mr. Tarnas is President of Marine and Coastal Solutions International, Inc. providing project management, planning and policy analysis consulting services to private, corporate and governmental clients worldwide. Mr. Tarnas is also Chief Executive Officer and Chairman of the Board of Phase Inc., a private company specializing in water and wastewater treatment technology development. .

Mr. Tarnas received his Diplome, 2eme degre in Etudes francaises (French Studies) from the University of Strasbourg, France in 1981, his B.A. in Political Science from Kalamazoo College, Michigan, in 1982, and earned his M.A. in Marine Affairs at the Institute for Marine Studies, University of Washington in 1985.

RICHARD L. SHERMAN has served as a director since April 2001. Mr. Sherman is currently founder and managing officer of QED Technologies, a consulting firm. Mr. Sherman has more than 25 years experience in the bio-pharmaceutical industry. He is a former deputy general counsel to SmithKline Beecham Corporation where for 14 years he structured and negotiated major commercial transactions, acquisitions and strategic alliances. He managed SmithKline's legal department and accumulated experience in dealing with companies throughout Europe, Asia, Africa and the former Soviet Union. In 1992, he founded QED Technologies, which provides advice and counsel to science-based companies in maximizing their business and technology assets. QED's clients are pharmaceutical, biotechnology, chemical, diagnostic and medical device firms, universities and independent research centers, investment groups and funds. Since 1993, Mr. Sherman has also been a principal of CIP Capital Management, an investment firm in the life-science, communications, advanced materials and financial services industries. Mr. Sherman is a director of Biophage, a Montreal, Canada, biotechnology firm, and board member of the Pennsylvania Biotechnology Association. He has served as director of IBAH, Inc. (now Omnicare Clinical Research), and Sparta Pharmaceuticals, which was acquired by SuperGen Inc. Mr. Sherman holds a law degree from the New York University School of Law. He graduated Phi Beta Kappa with a bachelor's degree from the University of Nebraska.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among our directors or officers.

The Board of Directors currently has an Audit Committee and a Compensation Committee, currently existing of David Tarnas. The Audit Committee oversees the actions taken by our independent auditors and reviews our internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and administers our incentive compensation and benefit plans.

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


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2001.


      NAME AND POSITION         YEAR ENDED        SALARY/OTHER      STOCK AWARDS  NO. OF SECURITIES
                                OCTOBER 31,       COMPENSATION                    UNDERLYING OPTIONS
      -----------------         ----------        ------------      ------------  -----------------

Mark E. Huntley, Ph.D.,            2001         $      119,000        $  0                0
President and Chief
Executive Officer
                                   2000         $      115,000        $  0                0
                                   1999         $      115,000        $  0            2,000,000


Earl S. Fusato,                    2001         $     110,000         $  0                0
Chief Financial Officer            2000         $     110,000         $  0                0
                                   1999         $     110,000         $  0                0


OPTION GRANTS IN FISCAL 2001

No stock options were granted to our executive officers during the fiscal year ended October 31, 2001.


STOCK OPTIONS EXERCISED DURING FISCAL 2001

                                                                                    EXERCISE
                                SHARES ACQUIRED ON                             ------------------  -----------------
      NAME AND POSITION              EXERCISE             VALUE REALIZED             PRICE          DATE EXERCISED
      -----------------              --------             --------------             -----          --------------

Earl S. Fusato,
Chief Financial Officer             75,000 (1)               $27,000                 $0.36             Dec 2000

(1)      Shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

FISCAL YEAR-END OPTION VALUES

The following table shows information regarding the value of unexercised options held by executive officers as of October 31, 2001:


                                    NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED IN-THE-MONEY
                                          UNEXERCISED OPTIONS                               OPTIONS (1)
                                -----------------------------------------     -----------------------------------------
      NAME AND POSITION             EXERCISABLE         UNEXERCISABLE             EXERCISABLE         UNEXERCISABLE
------------------------------- -------------------- --------------------
Mark E. Huntley, Ph.D.,
President and Chief                  3,298,583             366,667                    $ 0                  $ 0
Executive Officer
Earl S. Fusato,
Chief Financial Officer              1,000,000                0                       $ 0                  $ 0

 (1) Value of unexercised options is based on the closing bid price of our common stock on the Nasdaq Electronic Bulletin Board on October 31, 2001 ($0.145) minus the exercise price.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2001.

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts or change-in-control arrangements with any director or executive officer. The Company expects to enter into an Employment contract with Dr. Huntley as he assumes his new position as Chief Technical Officer of the Company.

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

At present, there is no pending material litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened material litigation or proceeding which may result in a claim for such indemnification. . Dr. Huntley is a named defendant in a litigation filed on October 16, 2001 by C&J Distribution, a purchaser of ASTAFACTOR(TM) product, in the Superior Court of California, San Bernadino County, against the Company, Dr. Huntley and unnamed individuals, alleging fraud and breach of contract in connection with an alleged oral distribution agreement between the Company and plaintiff and claiming damages in the amount of $35,000. This litigation is expected to result in a claim for indemnification by Dr. Huntley.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of October 31, 2001 for: (1) each entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) our directors and executive officers as a group. To the best of our knowledge, each shareholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                                    PERCENTAGE OF
                                                               NATURE OF                                SHARES
                                                              BENEFICIAL      NUMBER OF SHARES       BENEFICIALLY
DIRECTORS AND OFFICERS (1)                                     OWNERSHIP     BENEFICIALLY OWNED       OWNED (1)
--------------------------                                     ---------     ------------------       ---------
Mark E. Huntley, Ph.D. (2)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct             7,316,519             5.8%

Earl S. Fusato (3)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct            17,597,246            14.2%

Martin Guerin (4)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct               278,605              *

David Tarnas (5)
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.............................          Direct               150,000              *

Richard Sherman
c/o Aquasearch, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110

Kailua-Kona, Hawaii 96740.............................          Direct                  0

All directors and executive officers as a group
   (5 persons) (6)....................................                            25,342,370            20.6%

----------------------------------------------------------
5% SHAREHOLDERS

Gregory F. Kowal (7)
900 Fort Street, #950
Honolulu, Hawaii 96822................................          Direct            15,960,941            14.4%

*        Less than one percent

(1) Applicable percentage of beneficial ownership is based on 122,134,419 shares outstanding as of October 31, 2001. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after October 31, 2001 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.
(2) Includes options to purchase 1,665,250 shares of common stock at an exercise price of $0.0625 per share, with a term of seven years, payable by a promissory note payable over 3 years with interest at 5% per annum that are exercisable within 60 days of October 31, 2000. Also includes options to purchase 1,633,333 shares at an exercise price of $0.50 per share that are exercisable within 60 days of October 31, 2001.
(3) Includes options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share that are exercisable within 60 days of October 31, 2001 and warrants to acquire 667,000 shares of common stock at $0.50 per share that are immediately exercisable.





(4) Includes warrants to acquire 15,000 shares of common stock at $0.50 per share that are immediately exercisable. Also includes options to purchase 100,000 and 52,667 shares at an exercise price of $0.22 and $0.33 per share, respectively, that are exercisable within 60 days of October 31, 2001.
(5) Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 that are immediately exercisable.
(6)      See notes 2-5 above.
(7) Includes warrants to acquire 150,000 and 1,850,000 shares of common stock at $0.50 and $0.40 per share, respectively, that are immediately exercisable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended October 31, 2001, Mr. Kowal, the beneficial owner of over 5% of our common stock purchased 7,833,334 shares of our common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,175,000 warrants with an exercise price of $0.40 per share.

In July 1998, we entered into a three-year loan agreement with David Watumull, our Executive Vice-President of Strategic Development and Corporate Finance. Under the terms of the loan agreement and the related promissory note, we loaned Mr. Watumull $50,000, plus $3,500 per month for the life of the loan. The promissory note has an interest rate of nine percent per annum and is secured by Mr. Watumull's common stock options. Mr. Watumull resigned from the Company in December 2000. In accordance with the terms of the promissory note, upon Mr. Watumull's resignation the loan and accrued interest became due and payable within 30 days. The loan is still outstanding at October 31, 2001.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1*            Articles of Incorporation
3.2+            Articles of Amendment to Articles of Incorporation dated October
                4, 1996
3.3***          Articles of Amendment to Articles of Incorporation filed March
                30, 2000
3.3A            Articles of Amendment to Articles of Incorporation dated October
                5, 2001
3.4*            By-laws
4.1+            Form of 1996 Bridge Loan Note
4.2+            Form of 1997 Warrant
4.3++           Form of Convertible Note
4.4++           Form of Warrant
4.5++           Form of Note and Warrant Purchase Agreement
10.1#           Distribution and Development Agreement between Cultor, Ltd. and
                Aquasearch, Inc. dated May 14, 1996
10.2#           Stock Subscription Agreement between Cultor, Ltd. and
                Aquasearch, Inc. dated May 14, 1996
10.3+           The Amended Keahole Point Facilities Use Agreement dated August
                22, 1996 by and between The Natural Energy Laboratory of Hawaii
                Authority and Aquasearch, Inc.
10.4$           Letter of Intent between C. Brewer and Company Limited and
                Aquasearch, Inc.
10.5##          Amendment to Distribution and Development Agreement between
                Cultor, Ltd. and Aquasearch, Inc. dated June 14, 1999
10.6$$          Common Stock Purchase Agreement (including Form of Warrant)
                between Alpha Venture Capital, Inc. and Aquasearch, Inc. dated
                June 14, 2000
10.7$$          Registration Rights Agreement between Alpha Venture Capital,
                Inc. and Aquasearch, Inc. dated June 14, 2000

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


REPORTS ON FORM 8-K

No reports were filed during the last quarter of the year ended October 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on February 13, 2002, on its behalf by the undersigned, thereunto duly authorized.

                                   AQUASEARCH, INC.


                                   /S/ HARRY DOUGHERTY
                                   -------------------------------------
                                   Harry Dougherty.
                                   Interim President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                                       Date
---------                                                       ----


/S/ DAVID TARNAS                                          February 13, 2002
------------------------------------
David Tarnas
Director, Chairman of the Board of Directors

/S/ MARK E. HUNTLEY                                       February 13, 2002
--------------------------------------------
Mark E. Huntley, Ph.D.
Director, Chief Technical Officer

/S/ EARL S. FUSATO                                        February 13, 2002
--------------------------------------------
Earl S. Fusato
Director

/S/ RICHARD SHERMAN                                       February 13, 2002
--------------------------------------------
Richard Sherman
Director

                              FINANCIAL STATEMENTS

                                AQUASEARCH, INC.


                                    Contents


Report of Independent Auditors.....................................F-2


Audited Financial Statements:


Balance Sheet as of October 31, 2001...............................F-3

Statements of Operations for the
Years Ended October 31, 2001 and 2000............................. F-4

Statements of Cash Flows for the Years Ended
October 31, 2001 and 2000..........................................F-5

Statements of Stockholders' Equity (Deficit) for the
Years Ended October 31, 2001 and 2000..............................F-6

Notes to Financial Statements......................................F-7

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Aquasearch, Inc.


We have audited the accompanying balance sheet of Aquasearch, Inc. as of October 31, 2001, and the related statements of operations, stockholder's equity and cash flows for each of the years in the two-year period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquasearch, Inc. as of October 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficit at October 31, 2001 raise substantial doubt about its ability to continue as a going concern. The October 31, 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ Buttke, Bersch & Wanzek, P.C.
                                               ---------------------------------


Lake Havasu City, AZ
February 8, 2002


                                AQUASEARCH, INC.

                                  BALANCE SHEET

                                OCTOBER 31, 2001


Assets
Current assets:
   Cash                                                                    $     47,398
   Accounts receivable                                                          101,625
   Inventories                                                                  535,461
   Prepaid expenses and other                                                     4,326
                                                                           ------------
Total current assets                                                            688,810

Plant and equipment:
   Plant                                                                      3,280,475
   Equipment                                                                  1,097,952
   Less accumulated depreciation                                               (928,633)
                                                                           ------------
Net plant and equipment                                                       3,449,794
                                                                           ------------
Total assets                                                               $  4,138,604
                                                                           ============


Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                        $  1,940,189
   Due to officer                                                               297,000
   Notes payable (NOTE 4)                                                     1,405,000
   Notes payable to officer (NOTE 4)                                            954,362
                                                                           ------------
Total current liabilities                                                     4,596,551

Stockholders' equity:
   Preferred stock (5,000,000 shares authorized) (NOTE 1) - Common stock
   ($0.0001 par value, 200,000,000 shares authorized, 122,134,419
     shares issued and outstanding at October 31, 2001                           13,335
   Additional paid-in capital                                                19,976,153
   Accumulated deficit                                                      (20,447,435)
                                                                           ------------
Total stockholders' deficit                                                    (457,947)
                                                                           ------------
Total liabilities and stockholders' deficit                                $  4,138,604
                                                                           ============


SEE ACCOMPANYING NOTES.


                                AQUASEARCH, INC.

                            STATEMENTS OF OPERATIONS


                                                               For the years ended October 31,
                                                           ----------------------------------------
                                                                  2001                2000
                                                           ----------------------------------------
       Revenues:
       Products                                              $       547,868    $             -
       Contract services                                             256,607                  -
       Royalties                                                     228,169                  -
                                                           ----------------------------------------
       Total revenues                                              1,032,644                  -

       Costs and expenses:
       Cost of products sold                                         265,316                  -
       Cost of contract services                                     239,155                  -
       Research and development costs                              1,759,619          2,440,631
       Selling, general and administrative expenses                2,559,565          1,917,600
                                                           ----------------------------------------
       Total costs and expenses                                    4,823,655         (4,358,231)

       Loss from operations                                       (3,791,011)        (4,358,231)

       Other income (expense):
       Interest                                                     (300,560)          (492,232)
       Other                                                               -            224,228
                                                           ----------------------------------------
       Total other income (expense)                                 (300,560)          (268,004)
                                                           ----------------------------------------
                                                           ----------------------------------------
       Net loss                                              $    (4,091,571)   $    (4,626,235)
                                                           ========================================

       Loss per share                                        $         (0.04)   $         (0.05)
                                                           ========================================
                                                           ========================================
       Weighted average shares outstanding                       113,475,945        100,662,175
                                                           ========================================


SEE ACCOMPANYING NOTES.


                                AQUASEARCH, INC.

                            STATEMENTS OF CASH FLOWS


                                                                           For the years ended October 31,
                                                                       ----------------------------------------
                                                                              2001                2000
                                                                       ----------------------------------------

       Cash flows used in operating activities:
       Net loss                                                          $    (4,091,571)   $    (4,626,235)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                          266,631            248,758
           Allowance on note receivable from officer                              50,000             42,000
           Expenses paid with common stock                                       430,466            267,321
           Discount on convertible notes payable                                 153,582            381,893
           Changes in:
              Other current assets                                                10,610               (376)
              Receivables                                                        (89,269)            11,944
              Inventories                                                       (535,461)                 -
              Accounts payable                                                   768,224            276,971
              Due to officer                                                           -             55,200
                                                                       ----------------------------------------
                                                                       ----------------------------------------
       Cash used in operating activities                                      (3,036,788)        (3,342,524)

       Cash flows used in investing activities:
       Purchases of fixed assets                                                (269,156)          (253,665)
                                                                       ----------------------------------------
       Cash used in investing activities                                        (269,156)          (253,665)

       Cash flows from financing activities:
       Decrease (increase) in notes receivable                                         -            (13,046)
       Proceeds from issuance of common stock                                  1,647,087            634,575
       Proceeds from short-term advances                                        (500,000)           500,000
       Proceeds from notes payable                                             1,807,087          3,194,063
       Repayment of notes payable                                                      -           (105,285)
       Offering costs                                                           (110,324)          (195,148)
                                                                       ----------------------------------------
       Cash provided by financing activities                                   2,843,850          4,015,159
                                                                       ----------------------------------------

       Net increase (decrease) in cash                                          (462,094)           418,970
       Cash, beginning of the period                                             509,492             90,522
                                                                       ----------------------------------------
       Cash, end of the period                                            $       47,398    $       509,492
                                                                       ========================================

       Supplemental non-cash information:
          Conversion of convertible notes payable to common stock
                                                                          $    1,112,087    $     3,209,063
          Increase (reduction) in notes payable to officer and related
            interest for exercise of stock options                               196,943           (513,000)



SEE ACCOMPANYING NOTES


                                AQUASEARCH, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             Common Stock
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                         Total
                                                                      Additional                                      Stockholders'
                                  Number of Shares                     Paid-in           Notes        Accumulated   Equity (Deficit)
                                                        Amount         Capital        Receivable        Deficit
                                  --------------------------------------------------------------------------------------------------

Balance, October 31, 1999               87,060,501   $       9,829  $  12,262,839   $      (58,133)  $  (11,729,586)  $     484,949
Issuance of stock on conversion
   of convertible notes payable
   ($0.13 to $1.26 per share)
                                        14,062,275           1,403      3,149,291                -                -       3,150,694
Sales, grants, and issuance of
   stock upon exercise of stock
   options ($0.15 to $0.58 per
   share)                                3,939,300             394        913,520                -                -         913,914
Issuance of stock upon exercise
   of warrants ($0.50 per share)
                                           527,000              53        263,447               -                 -         263,500
Payment on notes receivable
   issued upon exercise of
   common stock options                          -               -              -          28,954                 -          28,954
Discount on convertible notes
   payable (NOTE 4)                              -               -        381,893                -                -         381,893
Loss for the year ended
   October 31, 2000                              -               -              -                -       (4,626,235)     (4,626,235)
                                  --------------------------------------------------------------------------------------------------

Balance, October 31, 2000              105,589,076   $      11,679  $  16,970,990   $      (29,179)  $  (16,355,821)  $     597,669
                                  --------------------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------------------
Issuance of stock on conversion
   of convertible notes payable
   ($0.14 to $0.44 per share)
                                         5,470,343             547      1,128,432                -                -       1,128,979
Sales, grants, and issuance of
   stock upon exercise of stock
   options ($0.10 to $0.36 per
   share)                               11,075,000           1,109      1,733,736                -                -       1,734,845
Payment on notes receivable
   issued upon exercise of
   common stock options                          -               -              -          29,179                 -          29,179
Discount on convertible notes
   payable (NOTE 4)                              -               -        142,995                -                -         142,995
Loss for the year ended
   October 31, 2001                              -               -              -                -       (4,091,571)     (4,091,571)
                                  --------------------------------------------------------------------------------------------------

Balance, October 31, 2001              122,134,419   $      13,335  $  19,976,153   $            -   $  (20,447,435)  $    (457,947)
                                  ==================================================================================================


SEE ACCOMPANYING NOTES.

                                AQUASEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Aquasearch, Inc., a Colorado corporation founded in February 1988, develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology known as the Aquasearch Growth Module. The Company's operations are located in Kailua-Kona, Hawaii.

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

The company has devoted most of its efforts since inception to research and development, and accordingly was considered a development stage company until fiscal 2001. Beginning fiscal 2001, the Company is no longer in the development stage.

BASIS OF PRESENTATION

On October 30, 2001, certain unsecured creditors of the Company filed a petition for involuntary bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch, Inc. entered into a Debtor in Possession financing arrangement. Aquasearch, Inc. expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

                                AQUASEARCH, INC.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company intends to determine cost on a first-in, first-out basis. At October 31, 2001, inventories consisted of $522,000 of work in process and $13,000 of finished goods and are stated at net realizable value.

REVENUE RECOGNITION

Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized as received.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 2001.

STOCK ISSUED FOR SERVICES

The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

RESEARCH AND DEVELOPMENT

Research and Development costs are expenses as incurred.

                                AQUASEARCH, INC.

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

2. COMMON STOCK AND COMMON STOCK WARRANTS

In June 2000, the Company entered into a common stock purchase agreement with Alpha Venture Capital, Inc., a Cook Islands corporation, under which the Company agreed to sell and Alpha Venture Capital agreed to purchase up to $10 million of the Company's common stock. The agreement requires the Company to reserve a total of 20 million shares of common stock for issuance pursuant to the purchase agreement. The Company filed a registration statement on July 13, 2000 with the SEC covering the resale of the common stock purchased by Alpha Venture Capital. The agreement expires 18 months after the initial draw or the date at which an aggregate of $10 million of common stock has been sold to Alpha Venture Capital.

                                AQUASEARCH, INC.

3.  COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

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

In January 2001, the Company entered into an agreement to modify certain terms of the common stock purchase agreement with Alpha Venture Capital. The common stock purchase agreement was amended to remove the exclusivity and penalty provisions, release shares presently reserved for future issuance under the equity line, and adjust the purchase price calculation of future draws. As part of this modification a $560,000 draw was made under equity line resulting in Alpha Venture Capital acquiring 3,500,000 shares of our common stock at $0.16 per share and issued warrants to purchase of 150,000 shares of common stock at $0.48 per share and warrants to purchase 1,350,000 shares of common stock at $0.54 per share. The warrants have a term of five years.

Shares of common stock issuable upon exercise of outstanding warrants, options and convertible notes payable as of October 31, 2001 are as follows:



       Stock options granted to current and former directors, executive
         officers, employees and consultants (NOTE 3)                                 13,916,468
       Warrants outstanding by range of exercise price:
         $0.25 to $0.28                                                                1,680,000
         $0.38 to $0.40                                                                3,825,000
         $0.48 to $0.54                                                                4,722,591
         $0.75                                                                           627,475
          $1.00                                                                          509,394
         $1.50                                                                           134,454
       Shares issuable upon conversion of outstanding convertible
          notes payable                                                                1,555,094
       Warrants (@ $0.50) issuable upon conversion of outstanding convertible
         notes payable                                                                   383,476
                                                                               -------------------
                                                                                      27,353,952
                                                                               ===================


                                AQUASEARCH, INC.

3. COMMON STOCK OPTIONS

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

From October 2000 through April 2001, an officer/director of the Company exercised options for a total of 1,500,000 shares of common stock at an exercise price of $0.36. The shares were acquired in satisfaction of certain notes payable to officer and accrued interest.

During the year ended October 31, 2001, the Company granted nonstatutory stock options to two employees and a corporation for a total of 1,600,000 shares of the Company's common stock with exercise prices ranging from $0.28 to $0.75 per share. The options vest at the time of grant to five years and have a term of two to ten years.

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

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                AQUASEARCH, INC.

3. COMMON STOCK OPTIONS  (CONTINUED)

                                                 2001             2000
                                          ------------------------------------
      Risk-free interest rate                      6%                6%
      Expected dividend yield                      0%                0%
      Expected life                           5 years           5 years
      Expected volatility                        0.65              0.98

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying Statement 123 on pro forma net loss for the years ended October 31, 2001 and 2000 are not likely to be representative of the effects for future years since the 2001 and 2000 pro forma net loss amounts reflect expense for only one year of vesting. The Company's pro forma information follows:

                                          2001              2000
                                  ------------------ -----------------
       Net loss:
          As reported               $    4,091,571     $   4,626,235
          Pro forma                 $    4,280,303     $   4,929,396
       Loss per share:
          As reported               $        0.04      $       0.05
          Pro forma                 $        0.04      $       0.05

A summary of the Company's stock option activity, and related information for the years ended October 31, 2001 and 2000 follows:

                                       2001                       2000
                            ----------------------------------------------------
                                          Wtd-Avg Ex                Wtd-Avg Ex
                              Options        Price       Options       Price
                            ----------------------------------------------------
  Outstanding,
    beginning of year        14,092,418     $  0.33     13,776,238    $  0.32
  Granted                     1,600,000        0.24      1,904,772       0.43
  Exercised                     (75,000)       0.36     (1,457,342)      0.36
                            ---------------
  Forfeited                  (1,700,950)       0.21       (131,250)      0.52
                            ---------------
                                                     ----------------
  Outstanding, end of year   13,916,468     $  0.33     14,092,418    $  0.33
                            ===============          ================

  Exercisable, end of year   10,400,670     $  0.32     10,199,435    $  0.31

                                AQUASEARCH, INC.

3. COMMON STOCK OPTIONS  (CONTINUED)

Weighted-average exercise prices and fair values of options issued during the years ended October 31, 2001 and 2000 with exercise prices which equaled or exceeded the market prices of the Company's stock on the grant date follows:



                                                     2001                              2000
                                  ------------------------------------  -----------------------------------
                                                     Weighted-Avg                        Weighted-Avg
                                                  --------------------               ----------------------
                                                     Ex.       Fair                     Ex.        Fair
                                      Options       Price     Value       Options      Price      Value
                                  ------------------------------------  -----------------------------------
 Options whose exercise price
  equaled the market price of
  the stock on the grant date         1,400,000   $  0.28    $  0.17     1,829,772   $    0.43    $  0.32
Options whose exercise price
  exceeded the market price of
  the stock on the grant date         200,000        0.53       0.06        75,000         0.25      0.09
                                                                        -------------
                                  ----------------
Options issued during the year       1,600,000                           1,904,772
                                  ================                      =============

The following summarizes information about the Company's stock options outstanding at October 31, 2001:


                         Options Outstanding Options Exercisable
                      -------------------------------------------------  -------------------------------------
                                           Wtd-Avg
                                          Remaining        Wtd-Avg                          Wtd-Avg Exercise
  Range of Exercise                      Contractual   Exercise Price                            Price
        Prices             Number           Life                              Number
 ----------------------------------------------------------------------  -------------------------------------

 $0.06 to $0.22           5,209,824       1.3 years      $      0.08        5,044,834        $        0.07
 $0.25 to $0.40           3,508,986          8.2                0.29        1,130,860                 0.29
 $0.50 to $1.00           5,205,000          5.0                0.62        4,174,976                 0.63
                      -----------------                                  ------------------
                         13,923,810                                        10,350,670
                      =================                                  ==================


4. NOTES PAYABLE

Notes payable consisted of the following at October 31, 2001:

                                                                        2001
                                                                     --------
  One-year convertible notes, unsecured, bearing interest at
    10% per annum payable at the earlier of conversion or maturity $ 355,000 90 day short-term bridge financing notes, unsecured, bearing
    interest at 10% per annum.                                         350,000
  90 day short-term bridge financing notes, bearing interest
     at 12% per annum.                                                 400,000

                                AQUASEARCH, INC.

4. NOTES PAYABLE (CONTINUED)

  One-year bank loan, unsecured, bearing interest at 2.5% above
    the bank's prime rate (8.5% at October 31, 2001)                   100,000
  One-year bank loan, guaranteed by two of the Company's
     officers, bearing interest at 3% above the bank's prime rate
     (8.5% at October 31, 2001)                                        200,000
                                                                  -------------
  Total notes payable                                              $ 1,405,000
                                                                  =============

  90 and 180 day notes payable to an officer of the Company,           200,000
     unsecured, bearing interest at 10% per annum
  One-year notes payable to an officer of the Company, unsecured,
     bearing interest at 10% per annum                                 754,362
                                                                  -------------
  Total notes payable to officer                                   $   954,362
                                                                  =============

Under the $350,000 of 90-day short-term bridge financing, in the event of default, the holder of the notes may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.125 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 300,000 shares of our common stock. The warrant will have an exercise price of $0.375 per share and a term of three years.

Under the terms of the $100,000 of 90-day short-term bridge financing, in the event of default, the holder of the note may elect to receive in lieu of the outstanding principal and any unpaid accrued interest, shares of our common stock at $0.147 per share. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 680,000 shares of our common stock. The warrant will have an exercise price of $0.275 per share and a term of three years.

Under the terms of the $200,000 of 90-day short-term bridge financing the note is to be collateralized by our astaxanthin and THE ASTAFACTOR(TM) revenues and inventory. In addition, upon the increase in the number of authorized shares of our common stock from 150 million to 200 million, the note holder will receive a warrant to purchase 1,000,000 shares of our common stock. The warrant will have an exercise price of $0.254 per share and a term of three years.

Interest expense incurred on the above notes totaled approximately $148,000 and $130,000 for the years ended October 31, 2001 and 2000, respectively. Since inception, interest incurred has been settled through the issuance of common stock.

During the two years ended October 31, 2001, the Company issued a total of approximately $3.0 million in principal amount of convertible notes to "accredited investors" in private placements. The principal and any accrued interest are convertible for a period of six months from the date of the note into shares of the Company's common stock at a 15% discount to the market price of the stock on the issuance date of the

                                AQUASEARCH, INC.

4. NOTES PAYABLE (CONTINUED)

note. The convertible notes also provide for the holders to receive warrants to purchase shares of common stock ranging from $0.375 to $2.00 per share in a total amount equal to the dollar amount of the note upon conversion or 40% of the dollar amount of the note if not converted. The warrants have a term of three years.

The following summarizes convertible notes payable transactions during the two years ended October 31, 2001:


                                                     Principal                 Upon Conversion
                                                                    --------------------------------------
                                                  Amount of Notes    Number of Shares      Number of
                                                                          Issued            Warrants
                                                 ---------------------------------------------------------
     Balance at October 31, 1999                   $     130,000
     Convertible notes sold                            2,164,063
     Notes converted                                  (2,204,063)          7,234,660          2,593,337
                                                 ------------------
     Balance at October 31, 2000                   $      90,000
     Convertible notes sold                              825,300
     Notes converted                                    (560,300)          2,923,203            560,300
                                                 ------------------
                                                 ------------------
     Balance at October 31, 2001                   $     355,000
                                                 ==================


During 2000 convertible notes payable to officer amounting to $1,005,000 were converted. As part of the conversion, 6,827,616 shares and 402,000 warrants were issued. There were no similar transactions in 2001.

Interest expense for the years ended October 31, 2001 and 2000 includes approximately $154,000 and $380,000, respectively, of discount on convertible notes payable resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes on their respective issuance dates.

5. RELATED PARTY TRANSACTIONS

During the two years ended October 31, 2001, Mr. Kowal, the beneficial owner of over 5% of our common stock purchased 7,833,334 shares of our common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,175,000 warrants with an exercise price of $0.40 per share.

In July 1998, the Company entered into a loan agreement with one of its officers. Under the terms of the agreement, the Company loaned the officer $50,000 plus $3,500 per month for the life of the loan. The loan has an interest rate of 9% per annum and a term of three years. The loan is secured by the officer's common stock options. The officer resigned from the Company in December 2000. In accordance with the terms of the promissory note, upon the officer's resignation the loan and accrued interest became due and payable within 30 days. The loan is still outstanding at October 31, 2001.

Due to officer represents unpaid compensation owed to an officer/director of the company.

                                AQUASEARCH, INC.

6. INCOME TAXES

Since its formation the Company has incurred net operating losses. As of October 31, 2001, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes of approximately $17.3 million. The net operating loss carryforward for tax reporting purposes expires in the years from 2001 to 2020. The Company also has a research credit carryover approximating $300,000 which expires between the years 2003 and 2020.

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary component of the Company's deferred income taxes relate to its net operating loss carryforward of approximately $17.3 million.

No deferred tax benefit or liability has been recorded for temporary differences between book and tax reporting due to the uncertainty of any eventual recovery or payment.

7.  CUSTOMER CONCENTRATION

Sales to major customers for the years ended October 31, 2001 for Customer A, B and C amounted to 35%, 12% and 7% of product sales.

8. SETTLEMENT WITH CYANOTECH

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

The Company on September 11, 1998, filed an answer denying all of Cyanotech's allegations and a counter claim, alleging infringement of the 5,541,056 Patent; misappropriation of trade secrets; unfair competition; and breach of contract relative to the parties' 1994 Dissolution Agreement.

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

The Company on March 6, 2001, settled the litigation with Cyanotech without admission of liability by either party. Under the agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgal production that infringes our U.S. Patent No. 5,541,056. The Company agreed that Cyanotech's current proprietary process for producing microalgae, known as the Phytodome, does not infringe our U.S. Patent No. 5,541,056. Cyanotech will also pay undisclosed royalties to Aquasearch. The Companies agreed to dismiss all claims with prejudice that were asserted in the litigation. The Court entered an order to that effect and that our U.S. Patent No. 5,541,056 is valid and enforceable.

                                AQUASEARCH, INC.

9.       LEGAL PROCEEDINGS

On October 29, 2001 certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against the Company. On November 30, 2001, the company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor-in-Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor-in-Possession financing provided by Chardan Ventures, a California venture group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties is subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could occur.

In addition, a complaint was filed on October 11, 2001 by Kenneth Crowder against the Company and certain unnamed individuals in the Superior Court of the State of California, Orange County, alleging breach of contract in connection with certain monies paid to the Company, and claiming damages in excess of approximately $75,000. On October 16, 2001, an action was commenced by C&J Distribution, a purchaser of ASTAFACTOR(TM) product, in the Superior Court of California, San Bernadino County, against the Company, one of its officers and unnamed individuals, alleging fraud and breach of contract in connection with an alleged oral distribution agreement between the Company and plaintiff and claiming damages in the amount of $35,000. Both of these lawsuits have been stayed as to the Company by the pendancy of the bankruptcy proceeding.

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