Form 10QSB
period 2002-01-31
AQUASEARCH INC
filed 2002-03-22
CIK 837490

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-QSB

 (Mark one)
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002
                                                               or
   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA

                                -----------------

                                AQUASEARCH, INC.
             (Exact name of Registrant as specified in its charter)

                                -----------------

         COLORADO                                     33-0034535
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)                         Number)

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


     122,134,419 shares of $0.0001 par value common stock outstanding as of
                               January 31, 2002.
================================================================================

                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2002


                                    CONTENTS


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

    Item 1:  Financial Statements

              Condensed Balance Sheets                                      3

              Condensed Statements of Operations                            4

              Condensed Statements of Cash Flows                            5

              Notes to Condensed Financial Statements                       6

    Item 2:  Management's Plan of Operation

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8


PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings                                              10

    Item 2:  Changes In Securities                                          11

    Item 3.  Defaults Upon Senior Securities                                11

    Item 4:  Submission of Matters to a Vote of Security Holders            11

    Item 5:  Other Information                                              11

    Item 6:  Exhibits and Reports on Form 8-K                               11


                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                             CONDENSED BALANCE SHEET

                                                               JANUARY 31,       OCTOBER 31,
                                                                  2002              2001
                                                               (UNAUDITED)        (AUDITED)
                                                               ----------          ---------
ASSETS
    Current assets:
      Cash .........................................         $     45,908      $     47,398

      Accounts receivable ..........................              107,577           101,625
      Inventories ..................................              531,964           535,461
      Prepaid expenses and other ...................               38,080             4,326
                                                             ------------      ------------
    Total Current Assets ...........................              723,529           688,810
    Plant and Equipment:
      Plant ........................................            3,280,475         3,280,475
      Equipment ....................................            1,097,952
                                                                                  1,097,952
      Less accumulated depreciation ................             (991,087)         (928,633)
                                                             ------------      ------------
    Net Plant and Equipment ........................            3,387,340         3,449,794
                                                             ------------      ------------
    Total Assets ...................................         $  4,110,869      $  4,138,604
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Liabilities Not Subject to Compromise
      Short-term advance ...........................         $    250,000      $       --
      Accounts payable - trade .....................              132,667              --
      Other Liabilities ............................               20,434              --
    Liabilities Subject to Compromise ..............         4,638,975 (a)        4,596,551
                                                             ------------      ------------
    Total Current Liabilities ......................            5,042,076         4,596,551

    Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)
      Common stock ($0.0001 par value; 200,000,000
        shares authorized; 122,134,419 shares issued
        and outstanding at January 31, 2002 and
        October 31, 2001 ...........................               13,335            13,335
      Additional paid-in capital ...................           19,976,153        19,976,153
      Accumulated deficit ..........................          (20,920,695)      (20,447,435)
                                                             ------------      ------------
    Total Stockholders' Deficit ....................             (931,207)         (457,947)
                                                             ------------      ------------
Total Liabilities and Stockholders' Equity .........         $  4,110,869      $  4,138,604
                                                             ============      ============

 (a) Liabilities Subject to Compromise:
        Notes payable ..............................         $  1,405,000      $  1,405,000
        Due to officer .............................              297,000           297,000
        Interest Payable ...........................              134,331           117,428
        Note payable to officer ....................              954,362           954,362
        Priority Unsecured Claims ..................              184,927              --
        Trade and other misc. claims ...............            1,663,355         1,822,761
                                                             ------------      ------------
                                                             $  4,638,975      $  4,596,551
                                                             ============      ============




           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                       CONDENSED STATEMENTS OF OPERATIONS

                                             FOR THE THREE     FOR THE THREE
                                              MONTHS ENDED      MONTHS ENDED
                                               JANUARY 31,      JANUARY 31,
                                                  2002             2001
                                              (UNAUDITED)       (UNAUDITED)
                                              -----------       -----------

REVENUES
    Products                              $     146,201    $      97,718
    Contract Services                           101,196           30,053
    Royalties                                    10,421             --
                                          -------------    -------------
    Total Revenues                              257,818          127,771

COSTS AND EXPENSES
    Cost of products sold                        40,268             --
    Cost of contract services                   148,947           30,053
    Research and development costs              250,848          433,747
    General and Administrative expenses         237,059          786,081
                                          -------------    -------------
    Total costs and expenses                    677,122        1,249,881

Loss from operations                           (419,304)      (1,122,110)

OTHER INCOME (EXPENSE)
    Interest                                    (22,539)        (102,678)
    Other                                          --             (3,034)
                                          -------------    -------------
Total other income and (expense)                (22,539)        (105,712)


Loss before reorganization items               (441,843)      (1,227,822)

REORGANIZATION ITEMS:
    Professional fees                           (31,417)            --

Net income (loss)                         $    (473,260)   $  (1,227,822)
                                          =============    =============

Loss per share                            $      (0.004)   $       (0.01)
                                          =============    =============

Weighted average shares outstanding         122,134,419      106,325,702
                                          =============    =============



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE      FOR THE THREE
                                                      MONTHS ENDED       MONTHS ENDED
                                                       JANUARY 31,       JANUARY 31,
                                                          2002             2001
                                                     -------------      -------------
                                                      (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(473,260)       $(1,227,822)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                             62,454             61,464
Allowance on note receivable                               --               10,500
Expenses paid with common stock                            --               16,193
Discount on convertible notes payable                      --               50,347
Changes in:
Receivables                                              (5,952)           (26,960)
Inventories                                               3,497           (194,864)
Other current assets                                    (33,754)           (10,700)
Accounts payable                                        195,525            293,878
                                                      ---------        -----------
Cash used in operating activities                      (251,490)        (1,027,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                  --             (224,124)
Increase in notes receivable                               --              (10,500)
                                                      ---------        -----------
Cashed used in investing activities                        --             (234,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term advance                        250,000               --
Proceeds of notes payable                                  --              845,300
Offering costs                                             --              (66,051)
                                                      ---------        -----------
Cash provided by financing activities                   250,000            779,249

Net increase (decrease) in cash                          (1,490)          (483,339)
Cash, beginning of the period                            47,398            509,492
                                                      ---------        -----------
Cash, end of the period                               $  45,908        $    26,153
                                                      =========        ===========

Supplemental non-cash information:
Conversion of convertible notes
   payable to Common Stock                            $    --          $   180,000

Exercise of stock options                                  --               18,000



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (UNAUDITED)

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

These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-KSB for the year ended October 31, 2001.

2.   INVENTORIES

Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At January 31, 2002, inventories consisted of $479,862 of work in process and $52,102 of finished goods and is stated at their net realizable value.

3.   REVENUE RECOGNITION

Product revenue is recognized upon shipment to customers. For the quarter ending January 31, 2001, cost associated with the Company's product revenue are indistinguishable from research and development costs. Contract services revenue is recognized as services are performed on a cost reimbursement basis.


4.   NOTES PAYABLE                                                      January 31, 2002     October 31, 2001
                                                                       -------------------   ------------------

One year convertible notes, unsecured, bearing interest at
 10% per annum payable at the earlier of conversion or maturity              $ 355,000             $355,000
90 day short-term bridge financing notes, unsecured,
  bearing interest at 10% per annum.                                           350,000              350,000
90 day short-term bridge financing notes, bearing interest
  at 12% per annum.                                                            400,000              400,000
One-year bank loan, unsecured, bearing interest at 2.5%
  above the bank's prime rate (8.5% at January 31, 2002)                       100,000              100,000
One-year bank loan, guaranteed by two of the Company's
  officer, bearing interest at 3% above the bank's prime
  rate (8.5% at January 31, 2002)                                              200,000              200,000
                                                                       ----------------   ------------------
Total notes payable                                                        $ 1,405,000            1,405,000
                                                                       ================   ==================

                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (UNAUDITED)

5.   NOTES PAYABLE (CONTINUED)


                                                               January 31, 2002     October 31, 2001
                                                              -------------------   ------------------

90 and 180 day notes payable to an officer of the Company,
  unsecured, bearing interest at 10% per annum.                         200,000              200,000
One-year notes payable to an officer of the Company,
  unsecured, bearing interest at 10% per annum                          754,362              754,362
                                                             -------------------   ------------------
Total notes payable to officer                                       $  954,362            $ 954,362
                                                             ===================   ==================

During the quarter ended January 31, 2002, under the bankruptcy proceedings the Company entered into a Debtor-in-Possession financing arrangement amounting to $300,000. The financing's priority is junior to any secured claim but senior to all administrative and other priority claims. Interest accrues at the rate of 12% per annum from and after December 31, 2001 on amounts drawn against the available amount. The repayment of the debt will be in cash on the Effective Date of any confirmed Chapter 11 reorganization plan. At January 31, 2002, $250,000 was outstanding.

Subsequent to January 31, 2002, the Company received the authority to borrow another $100,000 on the same terms and conditions.

6.   COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

An analysis of the changes in stockholder's deficit is as follows:


                                SHARES OF                ADDITIONAL                     TOTAL
                                 COMMON        COMMON     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                  STOCK        STOCK      CAPITAL      DEFICIT         DEFICIT
                                ------------ ---------------------------------------------------
Balance, October 31, 2001       122,134,419   $13,335   $19,976,153   $(20,447,435)   $(457,947)
Loss for the three months
  ended January 31, 2002               --        --            --     $   (473,260)   $(473,260)
                                ---------------------------------------------------------------
Balance, January 31, 2002       122,134,419   $13,335   $19,976,153   $(20,920,695)   $(931,207)
                                ===============================================================


7.   PETITION FOR RELIEF UNDER CHAPTER 11


On October 30, 2001, certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the Company stipulated to an entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch, Inc. entered into a Debtor-in-Possession financing arrangement. Under Chapter 11, certain claims against the Debtor accruing prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues to operate. These claims are reported in the January 31, 2002 balance sheet as "liabilities subject to compromise". Additional claims may result from the rejection of pre-October 30, 2001 executory contracts and unexpired leases. These claims may be liquidated or estimated in the bankruptcy and satisfied in a plan of reorganization in Chapter 11, or by a distribution in a Chapter 7 liquidation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes", "expects", "estimates", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to successfully file and receive confirmation of a plan of reorganization in the Company's reorganization proceeding; our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; a lack of time commitment by our Scientific Advisory Board; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Factors That May Affect Future Operating Results" in our Annual Report on Form 10-KSB for a more detailed description of these significant risks and uncertainties. We caution the reader, however, that these factors may not be exhaustive.

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through January 31, 2002, we had an accumulated deficit of approximately $20.9 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

On October 30, 2001 certain creditors of the Company filed a petition for involuntary bankruptcy against Aquasearch. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor in Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties are subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could result.

RESULTS OF OPERATIONS

REVENUES. We began sales of THE ASTAFACTOR(TM), our nutraceutical astaxanthin product, in March 2000. During the quarters ended January 31, 2002 and 2001 product sales of THE ASTAFACTOR(TM) and AQUAXAN(TM) totaled approximately $146,200 and $97,700, respectively. We have recognized revenues of approximately $101,200 and $30,000 for the quarters ended January 31, 2002 and 2001, respectively, from our subcontract with Physical Sciences, Inc. for our work on the U.S. Department of Energy project. Royalty revenues for the quarter ended January 31, 2002 included amounts received from a litigation settlement agreement.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with THE ASTAFACTOR(TM) and AQUAXAN(TM). Cost of products sold were approximately $40,200 for the quarter ended January 31, 2002. This resulted in gross margin of approximately $105,000, or 72% for the quarter ended January 31, 2002.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials, and expenses related to product development and our compound drug discovery library. Research and development costs decreased by approximately $183,000 or 42%, during the quarter ended January 31, 2002 compared to the respective period one year ago. The decreases reflect our reduction in personnel cost, transition from product development to production of THE ASTAFACTOR(TM) and the reimbursement of certain costs pursuant to our subcontract with Physical Sciences, Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, fees for professional services, and promotional and marketing expenses related to THE ASTAFACTOR(TM). Selling, general and administrative expenses decreased by $549,000, or 70%, during the quarter ended January 31, 2002 compared to the respective periods one year ago. The decrease was primarily due to reduction in personnel costs, investor relations consulting costs, and litigation cost.

INTEREST EXPENSE. Interest expense for the quarter ended January 31, 2001 included $50,000 for the discount resulting from the difference between the conversion price and the fair value of the common stock underlying the convertible notes issued during those quarters. For the quarter ended January 31, 2002 interest expense has been accrued only for the Debtor in Possession financing. Accrual of interest on all other debt has been stayed under the bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the quarter ended January 31, 2001, we raised approximately $661,000 of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. During the quarter ended January 31, 2002, we borrowed approximately $250,000 under a $300,000 Debtor in Possession financing arrangement.

Due to difficulties in raising capital since September 2001 and involuntary bankruptcy proceedings, we have significantly reduced our headcount and operating cost. We have entered into a Debtor in Possession financing arrangement since fiscal year end and are currently working on a reorganization plan to submit to the bankruptcy court. Continued operation and additional financing will depend on the outcome of the approval of the plan by the Court.

Subsequent to January 31, 2002, we obtained additional financing of another $100,000 under a similar Debtor in Possession financing arrangement.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 30, 2001 certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor- in-Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. Aquasearch expects to submit for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization within the 120 day exclusivity period allowed under the bankruptcy rules. In addition, each of the Company's existing contractual relationships with third parties is subject to assumption or rejection by the Company on petition to the Bankruptcy Court or in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could occur.

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

                             AQUASEARCH, INC.

Dated:  March 22, 2002       by: /S/ HARRY DOUGHERTY
                                 -------------------
                                  Harry Dougherty.
                                  Interim President and Chief Executive Officer