Form 10QSB
period 2002-04-30
AQUASEARCH INC
filed 2002-06-19
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                [GRAPHIC OMITTED]
                                   FORM 10-QSB

      (Mark one)
  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002
                                       Or
  [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA

                                [GRAPHIC OMITTED]

                                AQUASEARCH, INC.
             (Exact name of Registrant as specified in its charter)

                                [GRAPHIC OMITTED]

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

     122,131,919 shares of $0.0001 par value common stock outstanding as of April 30, 2002.

================================================================================

                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2002


                                    CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION

  Item 1:  Financial Statements

            Condensed Balance Sheets                                        3

            Condensed Statements of Operations                              5

            Condensed Statements of Cash Flows                              7

            Notes to Condensed Financial Statements                         8

  Item 2:  Management's Plan of Operation

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


PART II - OTHER INFORMATION

  Item 1:  Legal Proceedings                                               12

  Item 2:  Changes In Securities                                           13

  Item 3.  Defaults Upon Senior Securities                                 13

  Item 4:  Submission of Matters to a Vote of Security Holders             13

  Item 5:  Other Information                                               13

  Item 6:  Exhibits and Reports on Form 8-K                                13



                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                                AQUASEARCH, INC.
                             (DEBTOR-IN-POSSESSION)

                             CONDENSED BALANCE SHEET

                                                                APRIL 30,        OCTOBER 31,
                                                                  2002              2001
                                                               (UNAUDITED)        (AUDITED)
                                                            ----------------   -------------
ASSETS
    Current assets:
      Cash                                                     $     (3,832)   $     47,398
      Accounts receivable                                            51,964         101,625
      Inventories                                                   560,662         535,461
      Prepaid expenses and other                                     38,179           4,326
                                                               ------------    ------------
    Total Current Assets                                            646,973         688,810

    Plant and Equipment:
      Plant                                                       3,280,475       3,280,475
      Equipment                                                   1,097,952       1,097,952
      Less accumulated depreciation                              (1,052,551)       (928,633)
                                                               ------------    ------------
    Net Plant and Equipment                                       3,325,876       3,449,794
Total Assets                                                   $  3,972,849    $  4,138,604
                                                               ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Liabilities Not Subject to Compromise
      Short-term advance                                       $    500,000    $       --
      Accounts payable - trade                                      235,119            --
                                                               ------------    ------------
      Other Liabilities                                              49,001            --
                                                               ------------    ------------
    Liabilities Subject to Compromise                             4,617,271 (a)   4,596,551
                                                               ------------    ------------
    Total Current Liabilities                                     5,401,391       4,596,551

    Stockholders' Equity
      Preferred stock (5,000,000 shares authorized)
      Common stock ($0.0001 par value; 200,000,000
      Shares authorized; 122,129,419  and 122,134,419 shares
      issued and outstanding at April 30, 2002 and
      October 31, 2001                                               13,335          13,335
      Additional paid-in capital                                 19,976,153      19,976,153
      Accumulated deficit                                       (21,418,030)    (20,447,435)
                                                               ------------    ------------
    Total Stockholders' Deficit                                  (1,428,542)       (457,947)
                                                               ------------    ------------
Total Liabilities and Stockholders' Equity                     $  3,972,849    $  4,138,604
                                                               ============    ============

 (a) Liabilities Subject to Compromise
       Notes payable                                           $  1,405,000    $  1,405,000
        Due to officer                                              297,000         297,000
        Interest Payable                                            134,331         117,428
        Note payable to officer                                     954,362         954,362
       Priority Unsecured Claims                                    184,927            --
       Trade and other miscellaneous claims                       1,641,651       1,822,761
                                                               ------------    ------------
                                                               $  4,617,271    $  4,596,551
                                                               ============    ============

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.



                       CONDENSED STATEMENTS OF OPERATIONS


                                           FOR THE THREE      FOR THE THREE
                                            MONTHS ENDED      MONTHS ENDED
                                              APRIL 30,         APRIL 30,
                                                2002              2001
                                            (UNAUDITED)        (UNAUDITED)
                                          ----------------  ---------------
REVENUES
    Products                              $     125,406    $      79,471
    Contract Services                            81,691
                                                                  54,137
    Royalties                                    18,653          207,338
                                          -------------    -------------
    Total Revenues                              225,750          340,946

COSTS AND EXPENSES
    Cost of products sold                        33,711
                                                                  45,397
    Cost of contract services                   169,000
                                                                  54,137
    Research and development costs               82,455          281,773
    General and Administrative expenses         362,823          642,070
                                          -------------    -------------
    Total costs and expenses                    647,989        1,023,377
                                          -------------    -------------

Loss from operations                           (422,239)        (682,431)

OTHER INCOME (EXPENSE)
    Interest                                    (12,948)        (144,484)
    Other
                                                   --              4,237
                                          -------------    -------------
Total other income and (expense)                (12,948)        (140,247)
                                          -------------    -------------

Loss before reorganization items               (435,187)        (822,678)

REORGANIZATION ITEMS:
    Professional fees                           (62,148)
                                                           -------------
                                          -------------    -------------

Net income (loss)                         $    (497,335)   $    (822,678)
                                          =============    =============

Loss per share                            $      (0.004)   $       (0.01)
                                          =============    =============

Weighted average shares outstanding         122,131,919      111,938,007
                                          =============    =============


     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.




                       CONDENSED STATEMENTS OF OPERATIONS


                                           FOR THE SIX        FOR THE SIX
                                           MONTHS ENDED      MONTHS ENDED
                                             APRIL 30,         APRIL 30,
                                               2002              2001
                                           (UNAUDITED)        (UNAUDITED)
                                        ----------------   -----------------

REVENUES
    Products                              $     271,607    $     177,189
    Contract Services                           182,887
                                                                  84,190
    Royalties                                    29,074          207,338
                                          -------------    -------------
    Total Revenues                              483,568          468,717

COSTS AND EXPENSES
    Cost of products sold                        73,979
                                                                  86,572
    Cost of contract services                   317,947
                                                                  84,190
    Research and development costs              333,303          674,345
    General and Administrative expenses         599,882        1,428,151
                                          -------------    -------------
    Total costs and expenses                  1,325,111        2,273,258
                                          -------------    -------------

Loss from operations                           (841,543)      (1,804,541)

OTHER INCOME (EXPENSE)
    Interest                                    (35,487)        (247,162)
    Other
                                                   --              1,203
                                          -------------    -------------
Total other income and (expense)                (35,487)        (245,959)
                                          -------------    -------------

Loss before reorganization items               (877,030)      (2,050,500)

REORGANIZATION ITEMS:
    Professional fees                           (93,565)         --
                                          -------------    -------------

Net income (loss)                         $    (970,595)   $  (2,050,500)
                                          =============    =============

Loss per share                            $      (0.008)   $       (0.02)
                                          =============    =============

Weighted average shares outstanding         122,132,752      109,131,854
                                          =============    =============




     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         FOR THE SIX       FOR THE SIX
                                                         MONTHS ENDED     MONTHS ENDED
                                                           APRIL 30,        APRIL 30,
                                                             2002             2001
                                                         (UNAUDITED)       (UNAUDITED)
                                                        --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (970,595)   $(2,050,500)

Adjustments to reconcile net loss to net cash
Used in operating activities:
     Depreciation                                            124,017        122,928
     Allowance on note receivable                                            10,500
     Expenses paid with common stock                                         25,193
     Discount on convertible notes payable                                  134,171
Changes in:
     Receivables                                              49,664        (37,193)
     Inventories                                             (25,204)      (447,395)
     Other current assets                                    (33,853)       (10,730)
     Accounts payable                                        304,741        454,586
                                                         -----------    -----------
Cash used in operating activities                           (551,230)    (1,798,440)

Cash Flows from Investing Activities:
     Purchases of fixed assets                                  --         (266,425)
     Increase in notes receivable                               --           14,513
     Cash used in investing activities                          --         (251,912)

Cash Flows from Financing Activities
      Proceeds from short-term advance                       500,000           --
      Repayment of short-term advance                                      (500,000)
      Proceeds from issuance of common stock                              1,260,000
      Proceeds of notes payable                                 --        1,092,087
     Offering costs                                             --         (110,324)
                                                         -----------    -----------
     Cash provided by financing activities                   500,000      1,741,763

Net increase (decrease) in cash                              (51,230)      (308,589)
Cash, beginning of the period                                 47,398        509,492
                                                         -----------    -----------
Cash, end of the period                                  $    (3,832)   $   200,903
                                                         ===========    ===========

Supplemental non-cash information:
     Conversion of convertible notes payable to
        Common stock                                     $      --      $   430,000
     Reduction in notes payable to officer and
        Related interest for exercise of stock options                       27,000





     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (UNAUDITED)

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

These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10KSB for the year ended October 31, 2001.

2.   INVENTORIES

Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At April 30, 2002, inventories consisted of $522,291 of work in process and $19,980 of finished goods and is stated at their net realizable value.

3.   REVENUE RECOGNITION

Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis.

4.   NOTES PAYABLE


                                                                                    April 30, 2002           October 31, 2001
                                                                                 ------------------      ---------------------

One year convertible notes, unsecured, bearing interest at
10% per annum payable at the earlier of conversion or maturity                    $       355,000            $       355,000

90 day short-term bridge financing notes, unsecured, bearing Interest at 10% per annum.
                                                                                          350,000                    350,000
90 day short-term bridge financing notes, bearing interest
at 12% per annum.
                                                                                          400,000                    400,000
One-year bank loan, unsecured, bearing interest at 2.5% above the bank's prime rate (7.25% at April 30, 2002)
                                                                                          100,000                    100,000
One-year bank loan, guaranteed by two of the Company's Officers, bearing interest at 3% above the bank's prime rate (7.75% at April 30, 2002)
                                                                                          200,000                    200,000
                                                                                ------------------      ---------------------
Total notes payable                                                              $      1,405,000           $      1,405,000
                                                                                ==================      =====================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (UNAUDITED)


5.  NOTES PAYABLE TO OFFICER


                                                                                 APRIL 30, 2002         OCTOBER 31, 2001
                                                                                 ----------------       -----------------
90 and 180 day notes payable to an officer of the Company, Unsecured, bearing
interest at 10% per annum.                                                             200,000                  200,000
One-year notes payable to an officer of the Company, unsecured,
Bearing interest at 10% per annum
                                                                                       754,362                  754,362
                                                                                ---------------          ---------------
Total notes payable to officer.                                                  $     954,362            $     954,362
                                                                                ===============          ===============



During the quarter ended January 31, 2002, under the bankruptcy proceedings the Company entered into a Debtor-in-Possession financing arrangement amounting to $300,000. During the quarter ended April 30, 2002, the Company received the authority to borrow an additional $200,000 under the same terms and conditions. The financing priority is junior to any secured claim but senior to all administrative and other priority claims. Interest accrues at the rate of 12% per annum from and after December 31, 2001 on amounts drawn against the available amount. The repayment of the debt will be in cash on the Effective Date of any confirmed Chapter 11 reorganization plan. At April 30, 2002, $500,000 was outstanding.

6.   COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

An analysis of the changes in the stockholder's deficit as follows:



                                      SHARES OF                   ADDITIONAL                             TOTAL
                                       COMMON        COMMON       PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                       STOCK          STOCK       CAPITAL           DEFICIT            DEFICIT
                                  ------------------------------------------------------------------------------------
Balance, October 31, 2001              122,134,419    $ 13,335    $ 19,976,153   $ (20,447,435)    $       (457,947)
Stock cancellation                         (5,000)    $   -       $       -      $     -           $         -

Loss for the six months
  Ended April 30, 2002                                                           $    (970,595)    $       (970,595)
                                  ----------------------------------------------------------------------------------
Balance, April 30, 2002                122,129,419    $ 13,335    $ 19,976,153   $ (21,418,030)    $     (1,428,542)
                                  ==================================================================================



7.   PETITION FOR RELIEF UNDER CHAPTER 11

On October 30, 2001, certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the Company stipulated to an entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (UNAUDITED)


7.   PETITION FOR RELIEF UNDER CHAPTER 11 (CONTD.)

filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch, Inc. entered into a Debtor-in-Possession financing arrangement. Under Chapter 11, certain claims against the Debtor accruing prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues to operate. These claims are reported in the April 30, 2002 balance sheet as "liabilities subject to compromise". Additional claims may result from the rejection of pre-October 30, 2001 executory contracts and unexpired leases. These claims may be liquidated or estimated in the bankruptcy and satisfied in a plan of reorganization in Chapter 11, or by a distribution in a Chapter 7 liquidation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes", "expects", "estimates", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to successfully receive confirmation of a plan of reorganization in the Company's reorganization proceeding; our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Factors That May Affect Future Operating Results" in our Annual Report on Form 10-KSB for a more detailed description of these significant risks and uncertainties. We caution the reader, however, that these factors may not be exhaustive.

Since inception, our primary operating activities have consisted of basic research and development and production process development; recruiting personnel; purchasing operating assets; and raising capital. From inception through April 30, 2002, we had an accumulated deficit of approximately $21,418,030 million. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

On October 30, 2001 certain creditors of the Company filed a petition for involuntary bankruptcy against Aquasearch. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor in Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. Aquasearch has submitted for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization and a Bankruptcy court hearing is scheduled for June 17, 2002 on confirmation of that Plan.. In addition, certain of the Company's existing contractual relationships with third parties have been assumed in the Plan of Reorganization. If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could result.

RESULTS OF OPERATIONS

REVENUES. During the quarters ended April 30, 2002 and 2001 product sales of THE ASTAFACTOR(TM), which is the Company's only currently marketed product, totaled approximately $125,406 and $144,000, respectively. We have recognized revenues of approximately $225,750 and $54,000for the quarters ended April 30, 2002 and 2001, respectively, from our subcontract with Physical Sciences, Inc. for our work on the U.S. Department of Energy project. Royalty revenues for the quarter ended April 30, 2002 included amounts received from a litigation settlement agreement.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with THE ASTAFACTOR(TM). Cost of products sold were approximately $ 33,711 for the quarter ended April 30, 2002. This resulted in gross margin of approximately $91,695, or 27% for the quarter ended April 30, 2002.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials, and expenses related to product development and our compound drug discovery library. Research and development costs decreased by approximately $199,318 or 71%, during the quarter ended April 30, 2002 compared to the respective period one year ago. The decreases reflect our reduction in personnel cost and the reimbursement of certain costs pursuant to our subcontract with Physical Sciences, Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, fees for professional services, and promotional and marketing expenses related to THE ASTAFACTOR(TM). Selling, general and administrative expenses decreased by $279,247, or 43%, during the quarter ended April 30, 2002 compared to the respective periods one year ago. The decrease was primarily due to reduction in personnel costs.

INTEREST EXPENSE. For the quarter ended April 30, 2002 interest expense has been accrued only for the Debtor in Possession financing. Accrual of interest on all other debt has been stayed under the bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities. During the quarter ended April 30, 2001, we raised approximately $1,581,000 of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. During the six months ended April 30, 2002, we borrowed approximately $500,000 under a Debtor in Possession financing arrangement.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 30, 2001 certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor- in-Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. Aquasearch has submitted for approval by the Bankruptcy Court and the Company's creditors, a proposed Plan of Reorganization and a confirmation hearing has been scheduled for June 17, 2002. . If a Plan of Reorganization is not confirmed by the Bankruptcy Court the proceedings may be converted to a liquidation proceeding under Chapter 7 of the Bankruptcy code, a trustee appointed and the assets of the Company liquidated. Alternatively, the bankruptcy proceedings could be dismissed and subsequent sale or other liquidation of the Company could occur.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -- None

ITEM 5.  OTHER INFORMATION  -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS  -- None

          (b) REPORTS ON FORM 8-K -- April 1, 2002 reporting on Item 5, Other Events


SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AQUASEARCH, INC.

Dated:  June __, 2002                by: /S/ HARRY DOUGHERTY
                                         -------------------
                                         Harry Dougherty.

                                         Interim President and
                                            Chief Executive Officer