Form 10QSB
period 2002-07-31
MERA PHARMACEUTICALS INC
filed 2002-09-16
CIK 837490

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002
                                       Or
[ ] Transition Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA

                              --------------------

                           MERA PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

                              --------------------

            DELAWARE                                        04-3683628
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                    (Address of principal executive offices)

                                 (808) 326-9301
              (Registrant's telephone number, including area code)

                                AQUASEARCH, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [X]     NO [ ]

              122,129,419 shares of $0.0001 par value common stock
                        outstanding as of July 31, 2002.
================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2002


                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements

                Condensed Balance Sheets                                       3

                Condensed Statements of Operations                             4

                Condensed Statements of Cash Flows                             6

                Notes to Condensed Financial Statements                        7

     Item 2:  Management's Plan of Operation

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           12


PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                                               14

     Item 2:  Changes In Securities                                           15

     Item 3.  Defaults Upon Senior Securities                                 15

     Item 4:  Submission of Matters to a Vote of Security Holders             16

     Item 5:  Other Information                                               16

     Item 6:  Exhibits and Reports on Form 8-K                                16

     Certification                                                            17





                           MERA PHARMACEUTICALS, INC.
                                 BALANCE SHEETS
                    AS OF JULY 31, 2002 AND OCTOBER 31, 2001

                                     ASSETS
                                                                July 31, 2002  October 31, 2001
                                                                 (Unaudited)      (Audited)
                                                               --------------  ----------------
Current assets:
    Cash and cash equivalents                                  $    923,341    $     47,398
    Accounts receivable, net                                         42,439         101,625
    Tax receivable                                                  208,955            --
    Inventories                                                     714,331         535,461
    Prepaid expenses and other                                       80,246           4,326
                                                               ------------    ------------
Total current assets                                              1,969,312         688,810
                                                               ------------    ------------

Plant and equipment, net                                          3,257,753       3,449,794
                                                               ------------    ------------

Total assets                                                   $  5,227,065    $  4,138,604
                                                               ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Liabilites not subject to compromise
    Accounts payable and accrued expenses                      $    724,391            --
    Notes payable                                                 2,350,000            --
                                                               ------------    ------------

    Other liabilities                                                49,001            --
                                                               ------------    ------------

Liabilites subject to compromise (a)                              3,955,324       4,596,551

Total current liabilities                                         7,078,716       4,596,551
                                                               ------------    ------------

Stockholders' deficit:
    Preferred stock (5,000,000 shares authorized)
    Common stock, $.0001 par value: 200,000,000
          shares authorized, 122,129,419 and 122,134,419
          shares issued and outstanding at July 31, 2002 and
          October 31, 2001, respectively                             13,335          13,335
    Additional paid-in capital                                   19,976,153      19,976,153
    Accumulated deficit                                         (21,841,139)    (20,447,435)
                                                               ------------    ------------

Total stockholders' equity (deficit)                             (1,851,651)       (457,947)
                                                               ------------    ------------

Total Liabilities and Stockholders' Deficit                    $  5,227,065    $  4,138,604
                                                               ============    ============

(a) Liabilities Subject To Compromise
    Notes payable                                              $  1,159,125    $  1,405,000
    Due to officer                                                  245,025         297,000
    Interest payable                                                110,823         117,428
    Note payable to officer                                         787,349         954,362
    Priority unsecured claims                                        87,830            --
    Trade and other miscellaneous claims                          1,565,172       1,822,761
                                                               ------------    ------------
                                                               $  3,955,324    $  4,596,551
                                                               ============    ============


           See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                            Statements of Operations
                For the Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)

                                              Three Months        Three Months
                                                  Ended               Ended
                                              July 31, 2002       July 31, 2001
                                              -------------       -------------

Revenues, net
       Products                                $     162,093      $     158,349
       Contract Services                              41,577            100,112
       Royalties                                      16,105             10,249
                                               -------------      -------------

       Total revenues, net                           219,775            268,710
                                               -------------      -------------

Costs and Expenses
       Cost of products sold                         152,172            121,166
       Cost of subcontract services                   67,170            100,112

       Research and development costs                173,508            213,227
       General and administrative                    326,531            599,135
                                               -------------      -------------

Total costs and expenses                             719,381          1,033,640
                                               -------------      -------------

Loss from operations                                (499,606)          (764,930)

Other income (expense):
       Interest expense                              (27,989)           (65,884)
       Other                                            --               (2,420)
                                               -------------      -------------

Total other income (expense)                         (27,989)           (68,304)
                                               -------------      -------------

Net loss before reorganization items                (527,595)          (833,234)

Reorganization items
      Professional fees                              (96,804)              --
                                               -------------      -------------

Net loss before income tax provision                (624,399)          (833,234)

Income tax provision
      Tax expense                                     (7,664)              --
      Refundable tax credit                          208,955               --
                                               -------------      -------------

Total income tax provision                           201,291               --
                                               -------------      -------------

Net income (loss)                              $    (423,108)     $    (833,234)
                                               =============      =============

Loss per share                                 $       (0.00)     $       (0.01)
Weighted average shares outstanding              122,129,419        115,899,118


             See the accompanying notes to the financial statements





                           MERA PHARMACEUTICALS, INC.
                            Statements of Operations
                For the Nine Months Ended July 31, 2002 and 2001
                                   (Unaudited)

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 July 31, 2002    July 31, 2001
                                                 -------------    -------------

Revenues
            Products                             $     433,700    $     335,538
            Contract Services                          224,464          184,302
            Royalties                                   45,179          217,587
                                                 -------------    -------------

            Total Revenues                             703,343          737,427
                                                 -------------    -------------

Costs and Expenses
            Cost of products sold                      226,151          207,738
            Cost of subcontract services               385,117          184,302

            Research and development costs             506,811          887,572
            General and administrative                 926,413        2,027,286
                                                 -------------    -------------

Total costs and expenses                             2,044,492        3,306,898
                                                 -------------    -------------

Loss from operations                                (1,341,149)      (2,569,471)

Other Income (expense):
            Interest expense                           (63,476)        (313,046)
            Other                                         --             (1,217)
                                                 -------------    -------------

Total other income (expense)                           (63,476)        (314,263)
                                                 -------------    -------------

Net loss before reorganization items                (1,404,625)      (2,883,734)

Reorganization items
      Professional fees                               (190,369)            --
                                                 -------------    -------------

Net loss before income tax provision                (1,594,994)      (2,883,734)

Income tax provision
      Tax expense                                       (7,664)            --
      Refundable tax credit                            208,955             --
                                                 -------------    -------------

Total income tax provision                             201,291             --
                                                 -------------    -------------

Net income (loss)                                $  (1,393,703)   $  (2,883,734)
                                                 =============    =============

Loss per share                                   $       (0.01)   $       (0.03)
Weighted average shares outstanding                122,131,641      111,387,609




             See the accompanying notes to the financial statements





                           MERA PHARMACEUTICALS, INC.
                             STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                        Nine Months    Nine Months
                                                           Ended          Ended
                                                       July 31, 2002  July 31, 2001
                                                       -------------  -------------
Cash Flows from Operating Activities:
Net income (loss)                                      $(1,393,703)   $(2,883,734)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                           195,762        184,392
    Allowance on note receivable                              --           10,500
    Expenses paid with common stock                           --           25,193
    Discount on convertible notes payable                     --          142,995
Changes in assets and liabilities:
    Accounts receivable, net                                59,189        (89,473)
    Tax receivable                                        (208,955)          --
    Inventories                                           (178,874)      (625,133)
    Other current assets                                   (45,918)        (6,518)
    Accounts payable and accured expenses                  764,012        626,507
    Liabilities subject to compromise                     (661,947)          --
                                                       -----------    -----------
Net cash used by operating activities                   (1,470,434)    (2,615,271)
                                                       -----------    -----------

Cash Flows from Investing Activities:
    Purchases of fixed assets                               (3,623)      (273,856)
    Increase in notes receivable                              --           (7,570)
                                                       -----------    -----------
Net cash used by investing activities                       (3,623)      (281,426)
                                                       -----------    -----------

Cash Flows from Financing Activities
    Proceeds from short-term advance                       617,300           --
    Repayment of short-term advance                       (617,300)      (500,000)
    Proceeds from issuance of common stock                    --        1,260,000
    Proceeds from notes payable                          2,350,000      1,842,087
    Offering costs                                            --         (110,324)
                                                       -----------    -----------
Net cash provided by financing activities                2,350,000      2,491,763
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       875,943       (404,934)
Cash and cash equivalents, beginning of the period          47,398        509,492
                                                       -----------    -----------
Cash and cash equivalents, end of the period           $   923,341    $   104,558
                                                       ===========    ===========

Supplemental non-cash information:
    Conversion of convertible notes payable to                        $   430,000
      Common stock
    Reduction in notes payable to officer and                              27,000
      Related interest for exercise of stock options



  See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001




1.          GENERAL

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending October 31, 2002.

These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-KSB for the year ended October 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations." This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 in the fiscal year ending October 31, 2002. Management is assessing the impact of this statement.

Upon the completion of bankruptcy proceedings, as discussed in Note 9, the Company will apply the appropriate provisions of SFAS 141 and 142 as part of its fresh start reporting. Management is assessing the impact of these statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No, 13, and technical corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company plans to adopt the provisions of SFAS No. 145 upon the completion of bankruptcy proceedings (see Note 9).

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("ETIF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." SFAS No. 146 replaces ETIF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, of adoption of SFAS No. 146.

2.         GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. This assumption is dependent on the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability or a combination thereof. However, there can be no assurance that these efforts will be successful, or that the Company will have sufficient cash resources to support its future operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.         INVENTORIES

Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At July 31, 2002, inventories consisted of $628,273 of work in process and $86,058 of finished goods and are stated at their net realizable value.

4.         REVENUE RECOGNITION

Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis.

5.         LOSS PER SHARE

The Company computed basic and diluted loss per share amounts for July 31, 2002 and 2001 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001



6.         NOTES PAYABLE

During the quarter ended January 31, 2002, under bankruptcy proceedings, the Company entered into a Debtor-in-Possession financing arrangement amounting to $300,000. During the quarter ended April 30, 2002, the Company received the authority to borrow an additional $200,000 under the same terms and conditions. Interest accrued at the rate of 12% per annum from and after December 31, 2001 on amounts drawn against the available amount. On July 23, 2002, all Debtor-in-Possession financing and accrued interest thereon was repaid in accordance with the Company's confirmed Plan of Reorganization, as amended ("Plan of Reorganization").

During the quarter ended July 31, 2002, the Company borrowed $117,300 from various related parties. Interest accrued at the rate of 12% per annum. As of July 31, 2002, such amounts were repaid in full.

On July 23, 2002, the Company issued a convertible promissory note for $2,350,000 to an unrelated party for $2,350,000 in cash received by such party. Interest on the note accrues at 6% per annum. The note matures on July 22, 2004. No interest will be payable if the note is converted to equity before January 23, 2003.

7.           COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

Under the Plan of Reorganization, all common stock outstanding as of October 31, 2001 was converted, on a one-for-one basis, into common stock in the reorganized Company. In addition, every five valid warrants to purchase stock in the Company that were outstanding as of October 31, 2001 will be converted into one share of common stock in the Company. That conversion will take place upon the fulfillment of the Company's obligations under the Plan of Reorganization, expected to occur on or before September 16, 2002. The conversion of warrants into common stock will result in the issuance of an additional 2,585,243 shares of the Company's common stock, bringing the Company's total outstanding common stock to 124,714,662 shares. The issuance of stock in these transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the United States Bankruptcy Code. No underwriters were involved in these transactions, and no commissions were paid to any party in connection with them.

On June 6, 2002, the Company issued 1,400,000 shares of common stock to Western Financial Communications, Inc., a consultant, as compensation for services. The value of the services received was accrued in the fiscal year ended October 31, 2001 based on management's estimate of the fair value shares issued, and a corresponding expense was recorded. As such, the amount of shares has been included in the calculation of total shares outstanding in financial statements starting with and subsequent to October 31, 2001, even though the issuance did not take place until June 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001


8.           STOCK OPTION PLANS

In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provided for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. The 1996 Stock Option Plan was terminated on June 17, 2002 upon confirmation of the Plan of Reorganization by the Bankruptcy Court (see Note 9).


9.         PETITION FOR RELIEF UNDER CHAPTER 11

On October 30, 2001, certain creditors of the Company filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the Company stipulated to an entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the issues raised by the bankruptcy petition. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch, Inc. entered into a Debtor-in-Possession financing arrangement with certain parties. Under Chapter 11, certain claims against the Debtor accruing prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued to operate. These claims are identified on the balance sheet as "liabilities subject to compromise." Certain of the claims were paid as of July 31, 2002, and the amounts of liabilities subject to compromise were correspondingly reduced.

On June 17, 2002, the Bankruptcy Court confirmed the Plan of Reorganization.

Certain of the claims against the Company remain unresolved. The Company is in the process of attempting to resolve these claims through negotiation. The Company expects to prevail on these claims, and on that basis has not reserved against these potential liabilities.

AICPA Statement of Position (SOP) 90-7 provides guidance on financial reporting by entities in reorganization under the United States Bankruptcy Code. SOP 90-7 provides that once a reorganization plan is confirmed, or "as of a later date when all material conditions precedent to the plan's becoming binding are resolved," that certain entities should use fresh start reporting. As part of the Plan of Reorganization, the Company will merge with Aqua RM Co., Inc. (see
Note 12). Once the merger is complete, the Company will have met all material conditions of the Plan of Reorganization and the Company will adopt fresh start reporting in accordance with SOP 90-7. As such, discharge of debt will be recorded at that date.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001


10.        INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method in determining income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits. As of July 31, 2002, the Company qualified for an estimated $208,955 in cash for such credits as they relate to eligible research and development activities.

11.        MERGER

On July 25, 2002, Aquasearch, Inc., merged with Mera Pharmaceuticals, Inc., a Delaware corporation, for the purpose of changing Aquasearch's name to "Mera Pharmaceuticals, Inc." and reincorporating in Delaware. Mera Pharmaceuticals, Inc. is the surviving corporation and is considered the successor issuer to Aquasearch, Inc. under federal securities laws. All of the officers and directors of Aquasearch, Inc. in place at the time of the merger continue in those roles with Mera Pharmaceuticals, Inc.

Pursuant to the merger, each share of Aquasearch, Inc. common stock, issued and outstanding immediately prior to July 25, 2002, was changed and converted into one share of Mera Pharmaceuticals, Inc. common stock.

12.        SUBSEQUENT EVENTS

PAYMENT OF CLAIMS. Subsequent to July 31, 2002, but prior to the filing of this Form 10-QSB, the Company paid all priority claims and all undisputed amounts owed to unsecured creditors pursuant to the Plan of Reorganization. Certain pre-petition amounts due and payable under assumed contracts prior to the filing of the bankruptcy petition have not yet been paid. These amounts are carried as accrued expenses.

MERGER WITH AQUA RM CO., INC. Pursuant to the Plan of Reorganization, Aqua RM Co., Inc., a private Delaware corporation, will merge with and into the Company in mid-September. Pursuant to this merger, the Company will issue approximately 265,400,000 shares of the Company's common stock to the stockholders of Aqua RM Co., Inc., in exchange for all outstanding and issued shares of Aqua RM Co., Inc. common stock. held by Aqua RM Co., Inc. stockholders. In addition, on the date of the merger between the Company and Aqua RM Co., Inc., pursuant to the Plan of Reorganization, the Company will issue one share of common stock for every five valid Aquasearch, Inc. warrants outstanding as of October 31, 2001 to the holders of such warrants. Upon completion of the merger with Aqua RM Co., Inc. and the issuance of common stock to the Aquasearch warrant holders, the Company will have complied with all material provisions of the Plan of Reorganization.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through July 31, 2002 we had an accumulated deficit of approximately $21,841,139. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

We have a limited operating history. Your assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

On October 30, 2001, certain creditors of the Company filed a petition for involuntary bankruptcy against Aquasearch. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor in Possession financing arrangement. Since that date, Aquasearch has continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. The Company and Chardan Ventures were co-proponents of the Plan of Reorganization filed with the Bankruptcy Court. The Plan of Reorganization, was confirmed by the Bankruptcy Court on June 17, 2002. Certain of the Company's existing contractual relationships with third parties have been assumed in the Plan of Reorganization.

Pursuant to the Plan of Reorganization, on July 25, 2002, Aquasearch, Inc., merged with Mera Pharmaceuticals, Inc., a Delaware corporation, for the purpose of changing Aquasearch's name to "Mera Pharmaceuticals, Inc." and reincorporating in Delaware. Mera Pharmaceuticals, Inc. is the surviving corporation and is considered the successor issuer to Aquasearch, Inc. under federal securities laws. Pursuant to the merger, each share of Aquasearch, Inc. common stock, issued and outstanding immediately prior to July 25, 2002, was changed and converted into one share of Mera Pharmaceuticals, Inc. common stock.

RESULTS OF OPERATIONS

REVENUES. During the quarters ended July 31, 2002 and 2001, product sales of THE ASTAFACTOR(TM), which is the Company's only currently marketed product, totaled approximately $162,093 and $158,349, respectively. We have also recognized revenues of approximately $41,577 and $100,112 for the quarters ended July 31, 2002 and 2001, respectively, from our subcontract with Physical Sciences, Inc. for our work on a U.S. Department of Energy project. Royalty revenues for the quarters ended July 31, 2002, April 30, 2002, and January 31, 3002 included amounts received from a litigation settlement agreement.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with THE ASTAFACTOR(TM). Cost of products sold were approximately $152,172 and $121,166 for the quarters ended July 31, 2002 and 2001, respectively. This resulted in a gross margin of approximately $9,914 or 6% for the quarter ended July 31, 2002, and $37,183 or 23% for the quarter ended July 31, 2001. The decreased margin for the quarter ended July 31, 2002 reflects the effect of a large customer order, which was sold at a volume discount.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development and the development of our drug discovery compound library. Research and development costs decreased by approximately $39,719 or 19%, during the quarter ended July 31, 2002 compared to the respective period in 2001. The decreases reflect reduction in our personnel cost and our transition from being a development stage company to becoming an operating company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to THE ASTAFACTOR(TM). Selling, general and administrative expenses decreased by $272,604, or 45%, during the quarter ended July 31, 2002 compared to the respective period in 2001. The decrease was primarily due to reduction in personnel costs.

INTEREST EXPENSE. For the quarter ended July 31, 2002 interest expense has been accrued only for the Debtor in Possession financing, short term advances and a $2,350,000 promissory note. Accrual of interest on all pre-petition debt was stayed as a result of the bankruptcy proceedings. Subsequent to July 31, 2002, interest accrued prior to the filing of the bankruptcy petition was included in the claims of creditors and paid at a discount pursuant to the Plan of Reorganization, with the balance having been discharged.

LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations until now through public and private sales of debt and equity securities. During the nine months ended July 31, 2001, we raised approximately $3,102,087 of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. During the nine months ended July 31, 2002, we borrowed approximately $500,000 under a Debtor in Possession financing arrangement, received $117,300 in short term advances and raised $2,350,000 in a debt financing. The $2,350,000 debt financing is in the form of a convertible note. Due to certain aspects of Hawaii state tax laws, it may be more advantageous to the Company to repay this loan and to have the funds reinvested, along with matching funds from Hawaiian investors, rather than convert this note directly to equity. The provisions of the note allow for such an alternative to be pursued if the opportunity for matching Hawaiian investment is realized.

The Company is owed additional amounts under a conditional license of certain of its intellectual property rights ("IP") and the grant of the rights to distribute its products in certain geographic markets. The condition to the payment of the license and distribution rights fees is the entry into a comprehensive technical services agreement with the licensee, pursuant to which the Company will provide services to support the construction of a facility at which the IP will be used and to assist the licensee in the effective implementation of the IP. The Company considers it reasonably probable that the technical services agreement will be entered into prior to October 31, 2002.

The Company holds a conditional subscription agreement that would result in an $850,000 equity investment prior to the end of calendar 2002. The Company considers it reasonably probable that the conditions to the subscription agreement will be met and the investment will be made within that time frame.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 30, 2001, certain creditors of the Company filed an involuntary petition, under Chapter 11 of the United States Bankruptcy Code, in United States Bankruptcy Court, District of Hawaii (case 01-04260) against Aquasearch, Inc. On November 30, 2001, the Company stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition that had been filed. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch entered into a Debtor- in-Possession financing arrangement. The Company continued operations utilizing Debtor in Possession financing provided by Chardan Ventures, LLC, a California strategic consulting group. On June 17, 2002, the Bankruptcy Court confirmed the Plan of Reorganization. By paying the claims allowed by the Court and concluding its merger with Aqua RM Co., Inc., which is to take place in mid-September, the Company will have completed all of its material obligations under the Plan of Reorganization.

ITEM 2. CHANGES IN SECURITIES -- Under the Plan of Reorganization, all common stock outstanding as of October 31, 2001 was converted, on a one-for-one basis into common stock in the reorganized Company. In addition, every five valid warrants to purchase stock in the Company that were outstanding as of October 31, 2001 will be converted into one share of common stock in the Company. That conversion will take place upon the fulfillment of the Company's obligations under the Plan of Reorganization, expected to occur on or before September 16, 2002. The conversion of warrants into common stock will result in the issuance of an additional 2,585,243 shares of the Company's common stock, bringing the Company's total outstanding common stock to 124,714,662 shares. The issuance of stock in these transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the United States Bankruptcy Code. No underwriters were involved in these transactions, and no commissions were paid to any party in connection with them.

On June 6, 2002, the Company issued 1,400,000 shares of common stock to Western Financial Communications, Inc., a consultant, as compensation for services. The value of the services received was accrued in the fiscal year ended October 31, 2001 based on management's estimate of the fair value of the shares issued, and a corresponding expense was recorded. As such, the amount of shares has been included in the calculation of total shares outstanding in financial statements starting with and subsequent to October 31, 2001, even though the issuance did not take place until June 2002. The issuance of stock in this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

On July 25, 2002, Aquasearch, Inc., merged with Mera Pharmaceuticals, Inc., a Delaware corporation, for the purpose of changing Aquasearch's name to "Mera Pharmaceuticals, Inc." and reincorporating in Delaware. Mera Pharmaceuticals, Inc. is the surviving corporation and is considered the successor issuer to Aquasearch, Inc. under federal securities laws. All of the officers and directors of Aquasearch, Inc. in place at the time of the merger continue in those roles with Mera Pharmaceuticals, Inc. Pursuant to the merger, each share of Aquasearch, Inc. common stock, issued and outstanding immediately prior to July 25, 2002, was changed and converted into one share of Mera Pharmaceuticals, Inc. common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -- None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The Plan of Reorganization was submitted to the Company's security holders in connection with its Chapter 11 reorganization. More than 99% of security holders voting voted to approve the Plan of Reorganization.

ITEM 5.  OTHER INFORMATION  -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS  -- None

          (b)  REPORTS ON FORM 8-K
               (i)   June 17, 2002 (filed July 3, 2002) reporting the
                     confirmation of the Plan of Reorganization;
               (ii)  June 17, 2002 (filed September 16, 2002) reporting
                     the confirmation of the Plan of Reorganization, amended to defer the recognition of the discharge of indebtedness in bankruptcy until after all material terms of the Plan of Reorganization have been fulfilled.
              (iii) July 25, 2002 (filed July 30, 2002) Other Events, reporting the reincorporation merger between Aquasearch, Inc. and Mera Pharmaceuticals, Inc.



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AQUASEARCH, INC.

Dated:  September 16, 2002                      by: /S/ RICHARD D. PROPPER, MD
                                                    --------------------------
                                                    Richard D. Propper, MD,
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Richard D. Propper, MD, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Mera
     Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002                      /S/ RICHARD D. PROPPER, MD
                                              ---------------------------
                                                  Chief Executive Officer


I, Anthony E. Applebaum, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Mera
     Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002                              /S/ANTHONY E. APPLEBAUM
                                                      ------------------------
                                                         Interim Controller


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of the SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-QSB covers a period ending before the Effective Date of Rules 13(a)-14 and 15(d)-14.