Form 10KSB
period 2002-10-31
MERA PHARMACEUTICALS INC
filed 2003-01-29
CIK 837490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                               FOR THE FISCAL YEAR
                             ENDED OCTOBER 31, 2002

                                COMMISSION FILE
                               NUMBER 33-23460-LA

                           MERA PHARMACEUTICALS, INC.
                           (FORMERLY AQUASEARCH, INC.)
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         DELAWARE                                     04-368-3628
 (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        777 SOUTH HIGHWAY 101, SUITE 215
                             SOLANA BEACH, CA 92075
                                 (858) 847-9000
             (ADDRESS AND TELEPHONE OF PRINCIPAL EXECUTIVE OFFICES)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
             (ADDRESS AND TELEPHONE OF PRINCIPAL OPERATIONS OFFICES)


           Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:  None

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

           Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           Mera Pharmaceuticals' revenues for its most recent fiscal year:
$662,072.

           The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 14, 2003, was $19,417,617.

           Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [ X ] Yes [ ] No

           The number of shares outstanding of common stock, as of October 31, 2002, was 388,803,300, $0.0001 par value.

           Documents Incorporated by Reference:  None

           Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                           MERA PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS........................... 1

ITEM 2.  DESCRIPTION OF PROPERTIES.........................16

ITEM 3.  LEGAL PROCEEDINGS.................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS........................................17

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS............................17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............19

ITEM 7.  FINANCIAL STATEMENTS..............................37

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................37

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT...............................................38

ITEM 10.  EXECUTIVE COMPENSATION...........................41

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT......................................42

ITEM 12.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS.......................................43

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................44

ITEM 14.  CONTROLS AND PROCEDURES..........................46

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT WE "BELIEVE", "EXPECT" AND "ANTICIPATE" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. YOU ARE STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.


ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Aquasearch, Inc. ("Aquasearch")(predecessor to Mera Pharmaceuticals, Inc. (the "Company," or "Mera," which shall, when used in reference to the period preceeding the Reincorporation Merger, refer to Aquasearch)) was incorporated in Colorado in 1987 for the purpose of developing useful products from aquatic microorganisms and making their production economically feasible. On July 25, 2002, Aquasearch merged with and into Mera, a Delaware corporation formed in June 2002, for the purpose of changing the corporation's name to Mera Pharmaceuticals, Inc. and to change its state of incorporation from Colorado to Delaware (the "Reincorporation Merger"). Mera is the surviving corporation and successor issuer to Aquasearch and continues Aquasearch's operations and business. Each share of Aquasearch's common stock outstanding at the time of the Reincorporation Merger was exchanged for one share of common stock of Mera. Following the Reincorporation Merger, the former stockholders of Aquasearch continued to own 100% of the Company's issued and outstanding capital stock.

On September 16, 2002, Aqua RM Co., Inc., a privately-held, non-operating Delaware corporation established specifically for the purpose of facilitating Aquasearch's reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Aqua RM"), merged with and into the Company (the "Reorganization Merger"). The Company was the surviving corporation of the Reorganization Merger. Each share of Aqua RM common stock outstanding at the time of the Reincorporation Merger was exchanged for 100 shares of the Company's common stock. Following the Reorganization Merger, former Aqua RM stockholders held approximately 68% of the Company's common stock.

The Reorganization Merger was the last material event in the fulfillment of the Company's Chapter 11 Plan of Reorganization (the "Plan"), discussed below.

SUMMARY OF REORGANIZATION PROCEEDINGS

The Company underwent reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code during its fiscal year 2002. The following summarizes the material events of the reorganization.

The Company was the subject of an involuntary bankruptcy petition filed on October 30, 2001 by certain of its creditors. On November 30, 2001 the Company consented to entry of an order for relief, submitting to the jurisdiction of the U.S. Bankruptcy Court, District of Hawaii, (the "Court") and on December 3, 2001, the Court granted the Company's motion to incur indebtedness. The Company entered into a Debtor in Possession financing arrangement with Chardan Ventures, LLC a consulting group involved in the reorganization of the Company, under which the Company received $500,000 in debt financing. On March 27, 2002 the Company filed its Motion to Approve Disclosure Statement and Schedule Hearing to Confirm Plan of Reorganization with the Court. On May 20, 2002, the Court approved the Company's Disclosure Statement.. On June 17, 2002, after approval of the Plan by all voting classes, the Court entered an order confirming the Plan. As of September 16, 2002, the effective date of the Plan, the Company had materially complied with all of the obligations and conditions of the Plan, including the following:

     o ADMINISTRATIVE AND PRIORITY CLAIMS. All administrative and priority claims were paid in full on or prior to the effective date of the Plan.

     o UNSECURED CLAIMS. General unsecured creditors were paid $0.175 for each dollar of allowed claims held, and the balance of the debt was discharged.

     o CAPITAL STOCK UPON CONFIRMATION OF THE PLAN. Upon confirmation of the Plan, each existing share of the Company's common stock (no shares of preferred stock were issued or outstanding at the time) issued prior to reorganization became one share of common stock in the Company as the reorganized debtor. All such shares issued by the reorganized debtor were deemed issued pursuant toss.1145 of the Bankruptcy Code (11 USCss.1145), and, therefore, exempt from registration. Upon the effective date of the Plan, the Company issued one share of its common stock for each five warrants to purchase shares of its common stock that were outstanding as of June 17, 2002, the date of confirmation of the Plan. These shares were also exempt from registration under 11 USC 1145.

     o THE REINCORPORATION MERGER. On July 25, 2002, the Company changed its name to Mera Pharmaceuticals, Inc. and its state of incorporation to Delaware. Mera is the surviving corporation and the successor issuer. Each share of Aquasearch common stock outstanding at the time of the Reincorporation Merger was exchanged for one share of common stock in Mera.

     o THE REORGANIZATION MERGER. The Reorganization Merger between Mera and Aqua RM Co., Inc., a Delaware corporation established specifically for the purpose of facilitating the Company's reorganization, occurred. Mera is the surviving corporation and it issued 100 shares of Mera common stock in exchange for each share of Aqua RM Co., Inc. common stock issued and outstanding as of the date of the Reorganization Merger.

     o CHANGES IN DIRECTORS AND OFFICERS. Upon confirmation of the Plan, the resignations of directors David Tarnas, Earl Fusato and Mark Huntley, PhD, submitted on June 14, 2002, took effect. By action taken at a June 14, 2002 meeting of the Board of Directors and pursuant to the Plan, Richard D. Propper, MD, Gregory F. Kowal and Daniel P. Beharry were appointed to the Board of Directors effective June 17, 2002. In addition, pursuant to the Plan, Dr. Propper was named Chief Executive Officer and Harry Dougherty was named President.

OVERVIEW OF THE COMPANY'S BUSINESS

The Company develops and commercializes natural products derived principally from microalgae using our patented photobioreactor technology known as the Mera Growth Module ("MGM").

Microalgae are a diverse group of microscopic plants estimated to consist of more than 30,000 species. They have a wide range of physiological and biochemical characteristics. Microalgae produce many different substances and bioactive compounds that have existing and potential applications in a variety of commercial areas, including human nutrition, pharmaceuticals, and other high value commodities.

The major challenge to commercial exploitation of microalgae has been the availability of photobioreactors large enough to achieve commercial production levels at an economic cost. As late as the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. Our proprietary photobioreactor. the MGM, at more than 6,000 gallons (22,000 liters), is one of the largest photobioreactors in existence - and one of the only photobioreactors used for commercial production of microalgae. In addition, the MGM incorporates a very high level of computerized process-control, resulting in a higher degree of reproducible performance at high efficiency levels. This increased reliability is due in large measure to the use of turbulence to control the exposure of the algae to light and nutrients at a frequency that improves yields. Mera owns the basic patent for use of turbulence in this way. We believe patents, our proprietary process controls and the very low cost of constructing the AGM makes it the most advanced, cost-effective and scalable technology of its kind.

The Company has used its advantage in photobioreactor technology to take leadership in the production and marketing of its first commercial product, ASTAFACTOR(R), a nutraceutical and source of natural astaxanthin. Astaxanthin, a carotenoid found in many species of fish and seafood (it gives salmon its distinctive color) has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution at an affordable cost.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR(R) while preserving margins. We also plan to develop and introduce additional microalgae-based nutritional products to the marketplace while continuing plans to identify and develop prescription pharmaceutical products for infectious and proliferative diseases.

The Company currently manufactures its products at a five-acre research, development and production facility in Kailua-Kona, Hawaii. The design of a large-scale cultivation and production facility is underway in China (the "Chinese Facility"). The Chinese Facility will be owned and operated by a third party entity that includes a Chinese pharmaceutical company. That entity will utilize the Company's intellectual property under license from the Company for the production of ASTAFACTOR(R). Extension of the license to additional products will only occur upon agreement regarding license and royalty payments and the price of sales back to the Company for those products. In return, the Company will receive a license fee and is guaranteed favorable pricing on all of its ASTAFACTOR(R) requirements. Marketing and sales activities for ASTAFACTOR(R) currently include sales to third party distributors and direct sales utilizing links to the Company's website and toll-free ordering number.

Competition varies according to product area. In the drug-discovery area, many biopharmaceutical companies are involved in searching for sources of new drugs; however, we believe that there are relatively few companies currently exploring microalgae as their principal drug-discovery source, due to their lack of access to the technology needed to cultivate the organisms. In the pharmaceutical market, we also face significant competition from large global pharmaceutical companies that have greater resources than us. In nutraceuticals, we face significant potential competition for ASTAFACTOR(R), although we are the only company that is currently pursuing mass retail, food and drug, which offers the greatest potential for increasing sales, as its principal distribution channel. We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition. We explored the market for animal feed supplements for a time with our product AQUAXAN, an astaxanthin-rich microalgae fish feed supplement, but we have decided to forego engaging directly in marketing or distribution of this product due to the low profit margins that it affords. However, we have licensed rights to AQUAXAN to the entity developing the Chinese Facility.

More broadly, we do not believe that any commercial entity has developed a photobioreactor that matches the MGM's combination of large size, low cost and level of process control or sustained performance, although a number of other companies are developing closed environment production systems for marine micro-organisms. We believe that competition in each of these areas may increase significantly over time as alternatives to the Company's patented technology are developed. For more information on our competition, see "Risk Factors; Risks Related to Our Industry."

Mera Pharmaceuticals' patents and intellectual property include issued and pending patents relating to the MGM and general processes for cultivating microalgae in photobioreactors. The Company intends to continue efforts to expand its portfolio of patents and technical know-how and believes that intellectual property relative to aquatic organism biotechnology will become much more important, challenging and complex in the future. We intend to develop intellectual property as a means of maintaining an advantage over our competitors.

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products, both current and future, are subject to regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries and may require extensive testing for safety and efficacy before being released for sale.

Our leased facility at the Hawaii Ocean Science and Technology Business Park is ideally located for our research and development and the commercial production of microalgae. We have access to large volumes of deep ocean water in a stable tropical climate, conditions that are well-suited to microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, on balance, there are few locations, domestic or international, that are as well-suited to our cultivation processes. The location of the Chinese Facility, on Hainan Island, was chosen specifically because of its similarities to our Hawaii location. Once completed, the Chinese Facility will provide us with large, efficient production capacity that will support distribution in China and other international markets and our expanding domestic markets as well.

Our principal executive team is located in San Diego, a major biotechnology center. The San Diego location has enabled us to attract highly qualified personnel to head our research efforts, and it facilitates drawing upon a wealth of resources that are readily available on a contract basis, helping us to manage our overhead effectively

RATIONALE FOR MICROALGAE AS A SOURCE OF COMMERCIAL PRODUCTS

Microalgae represent approximately half of all plant species. Many of their characteristics make them attractive for commercial production.

     1)    UNTAPPED RESOURCE

           o Fewer than 5,000 out of the estimated total of 30,000 species have been cultivated in the laboratory
           o Fewer than 1,000 species have been carefully investigated for new substances
           o   Fewer than 10 species have been cultivated at commercial scale

     2)    DEMONSTRATED SOURCE OF NEW SUBSTANCES

           o Several hundred new bioactive substances have been discovered in the small number of microalgae that have been researched to date

     3)    SOURCE OF VALUABLE SUBSTANCES

           o Many molecules derived from microalgae are already known to be valuable for use as enzymes, pigments, vitamins, nutraceuticals, pharmaceuticals and the like
           o Bioactive compounds extracted from microalgae have substantial potential value as pharmaceuticals

     4)    RAPID GROWTH RATE

           o   Growth rate ranges from about 1 to 10 divisions per day
           o   Growth rates are faster than any other plants

     5)    LOW COST OF RAW MATERIALS

           o Water, sunlight fertilizer and carbon dioxide are plentiful and economical


THE COMPANY'S MGM TECHNOLOGY

FEATURES OF MGM TECHNOLOGY. The key features of MGM technology are sterility, size (25,000 liters) and enhanced control over virtually all environmental factors affecting growth rates, such as temperature, pH, nutrient mix and distribution, light, pests and contaminants.

This combination of size and control has been the goal of international research efforts for the past several decades. The MGM has achieved that goal. Although it is among the largest photobioreactors ever operated, the MGM's patented technology allows a far greater degree of control of the growth environment than has been possible in systems a tenth, or even one-hundredth, that size.

PROCESS CONTROL SYSTEMS - THE KEY TO REPRODUCIBLE PERFORMANCE. In order to take greatest advantage of the MGM technology, we have developed proprietary, computerized process control systems for the MGM that make it possible to conduct the following operations automatically:

     o monitoring of key production variables at intervals more frequent than one minute;
     o     data archiving for comprehensive analysis of system performance;
     o automated control of all operations performed more than once a day (both a control improvement and labor cost saving);
     o immediate alarm system for any system component not operating within parameters; and
     o automated maintenance for hundreds of system components, reducing failures and preventing contamination.

Increasing process control produces several benefits. Product quality and consistency go up, the scale at which processes are controllable increases and the amount of capital and labor required to accomplish a given amount of production decreases. This combination of effects translates into enhanced efficiency, which translates into lower cost per unit of production and higher margins.

COMPETITIVE PRODUCTION SYSTEMS. We are not aware of any closed system photobioreactor that compares favorably with the MGM. Most photobioreactors are:

     o     operated or owned by universities or research laboratories;
     o less than 55 gallons (200 liters) in capacity (1% the capacity of the MGM), and
     o     used for research purposes only.

Such experimental photobioreactors are operated in Italy, Israel, Australia, Germany, U.K., France, Singapore, Netherlands and the United States, and perhaps other places.

We believe that the advantages of the MGM over these other systems include size, cost-effectiveness, higher yields and the ability to cultivate hundreds of microalgal species at commercial scale that cannot be effectively produced by other means.

PRODUCTS FROM MICROALGAE

(1) ASTAFACTOR(R) BRAND OF ASTAXANTHIN - OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. It is closely related to other well-known carotenoids, such as beta-carotene, lutein and zeaxanthin.

All of these molecules are antioxidants, but astaxanthin has by far the strongest antioxidant activity. Some studies indicate that it is ten times more potent than beta-carotene, and more than 500 times more potent than vitamin E - another well known antioxidant.

Astaxanthin is one of the main pigments in aquatic animals. It gives the flesh of salmon its characteristic color, for example. Yet, it is far more than a pigment. Astaxanthin has been shown to perform many essential biological functions, including:

     o     protecting against the harmful effects of UV light;
     o     enhancing the immune response;
     o protecting against the oxidation of essential polyunsaturated fatty acids;

     o     stimulating pro-vitamin A activity and vision;
     o     improving reproductive capacity; and
     o     assisting in communication.

In species like salmon or shrimp, astaxanthin is essential to normal growth and survival and has been attributed vitamin-like properties. Some of these unique properties are also effective in mammals. Studies in human and animal models suggest that astaxanthin may substantially improve human health by virtue of its antioxidant properties, with regard to vision, reducing inflammation (recently shown to be a major factor in heart attacks) slowing neurodegenerative diseases and preventing certain cancers. We plan to conduct a full array of clinical studies to verify these effects and others.

THE ASTAFACTOR(R) MARKET. We market an astaxanthin food supplement under the brand ASTAFACTOR(R). We believe that the market for this product is likely to expand rapidly over the next few years. There is growing evidence in the scientific and medical literature that astaxanthin contributes to the general well-being of humans. Although we face competition in this market, we believe that our technology, combined with the cost advantages associated with the large scale production capabilities of the Chinese Facility that under development, give us significant cost and quality advantages over our competitors.

We began sales of ASTAFACTOR(R) in Hawaii on March 30, 2000 and Longs Drugs agreed to expand our distribution in San Diego County in Fall 2001. ASTAFACTOR(R) is now distributed system-wide in over 400 Longs stores in 7 Western states, and we have continued to make progress in expanding our mass retail, food and drug distribution of ASTAFACTOR(R).

(2) PRODUCT LINE EXPANSION

           The Company is currently evaluating several product line extensions for its ASTAFACTOR(R) product and is also exploring additional microalgae sources for development as nutraceutical products. Among these is zeaxanthin, a carotenoid accumulated by certain microalgal species (for example, cyanobacteria and rhodophytes). The absence of zeaxanthin is associated with macular degeneration, the most frequent cause of blindness among the elderly. We are aware of no current commercial production of zeaxanthin from microalgae.

We believe that many more nutraceutical products could be developed from microalgae, such as omega-3 fatty acids, vitamins and anti-oxidants, but they remain unexamined and unexploited because there has been no feasible way to grow them at a large enough scale. The MGM opens a path to this untapped resource by combining effective, reproducible control with commercial scale production.

(3) PHARMACEUTICAL DRUG DISCOVERY

The Company has always understood the potential to discover pharmaceuticals that are based on bioactive compounds produced by aquatic plants. We have now prepared to place a greater emphasis on this aspect of our business.

The likelihood of finding significant lead pharmaceutical compounds among microalgae is substantial. More than 50% of all current prescription drugs are of biological origin, but nearly all of these products have been derived from terrestrial plants, such as fungi and bacteria. Although their bio-diversity is comparable to that of land-based plants, microalgae have been nearly ignored as a source of drug candidates, not because they lack medical value, but because they could not be grown in sufficient quantities with the necessary quality. As is the case with nutraceuticals, the MGM opens the way to exploitation of this unexploited drug discovery resource.

Our own effort in drug discovery is aimed at identifying and characterizing bioactive compounds in a wide variety of algae, then developing the cultivation processes and controls needed to produce the compounds at commercial scale. An intensive, automated screening program will enable us to evaluate the pharmaceutical potential of compound libraries derived from a large number of species at a relatively low cost. That will allow us to devote the substantial scientific resources needed to isolate and characterize specific bioactive compounds once the potential is demonstrated, an approach that is expected to raise our "hit rate" significantly.

To the extent we are successful in developing compound libraries containing large numbers of bioactive compounds, we believe that many pharmaceutical and biotechnology companies will be interested in collaborating with us in the profiling and characterization process. We have already created such a library with the assistance of another company. In June 2000 we created our first Microalgae Compound Library, in conjunction with EnzyMed (recently acquired by Albany Molecular Research; NASDAQ:AMRI). Shortly thereafter, we submitted the library to the U.S. National Cancer Institute for screening against 60 cancer cell lines. The library continues to be under investigation.

While collaboration with drug companies may be appropriate and desirable in many cases, in some cases it may be even more advantageous to complete a number of steps in the discovery and development process before entering into collaboration agreements. Our focus on natural products, which face fewer regulatory hurdles and which may allow many of our products to qualify as "botanical drugs," a new class of pharmaceutical that faces reduced and time compressed regulatory requirements, makes totally independent development more feasible.

The Company intends to pursue licenses to microalgae collections and to establish relationships with research groups in the United States and abroad as our capabilities to screen the chemistry of large numbers of organisms for bioactive compounds increase.

While we believe that our focus on microalgae and the highly automated, high-volume screening process that we will put in place significantly increases the probability of identifying lead compounds that will ultimately prove successful relative to more traditional means of doing so, our efforts to develop pharmaceutical products from microalgae involve many significant risks and uncertainties, and our efforts in this area may ultimately prove unsuccessful.

DEPENDENCE ON KEY CUSTOMERS

Our business currently depends on key distribution relationships in Hawaii and California. Sales to our largest customer, Longs Drugs, currently represents approximately one-fifth of our ASTAFACTOR(R) sales. The balance of our sales is made through smaller distribution arrangements and via direct sales. If we were to lose the Longs Drugs account, or if Longs does not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' global leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products for human healthcare markets worldwide. We have several strategies to achieve these goals.

     1) INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current product, ASTAFACTOR(R), by expanding distribution into new regional markets, utilizing both direct marketing to the consumer and established third party distribution channels. The strategy will be to focus on mid-size retail chains as a way to build consumer awareness through more targeted advertising. Once the benefits of our product are more fully understood by the general public, we will focus on entering national chains with the potential for delivering high sales volumes and efficient distribution.

           A key element of our ASTAFACTOR(R) sales expansion efforts is the distribution agreement with the Chinese joint venture that is developing the Chinese Facility. China is a hospitable marketplace for natural products. We believe that the royalty revenue potential from Chinese sales is substantial. The Company is also contemplating strategic third-party relationships to expand distribution of ASTAFACTOR(R) into other Asia-Pacific markets.

           Additionally, the Company expects to continue research activities to identify and optimize additional microalgae nutraceutical products. We will also utilize the learning gained as a key subcontractor in a $2.4 million U.S. Department of Energy project to accelerate product development.

     2) EXPAND DRUG DISCOVERY CAPABILITIES. A cornerstone of the Company's plans for drug discovery activities is to obtain access to existing collections of microalgae in order to determine optimal conditions for developing valuable products through their cultivation. Both internally and through research collaborations with universities, we would extract the cell chemistry and compile it into a library of compounds to be made available for screening against bioassays to identify lead compounds. Then, we will screen the libraries for bioactivity and isolate the bioactive compounds responsible for it. Those lead compounds will then be characterized to determine if they are unique. If so, production methods for the organisms responsible for generating these lead compounds will be developed and optimized at our Kona, Hawaii research and development facility in order to produce a sufficient quantity of the lead compounds to support pre-clinical and clinical trials.

     3) LICENSE WORLDWIDE RIGHTS TO ASTAXANTHIN ANIMAL FEEDS. Because the market for animal feed supplements, including AQUAXAN, is extremely price competitive, Mera Pharmaceuticals has licensed the worldwide right to make and distribute AQUAXAN to the entity developing the Chinese Facility. Doing so allows the Company to focus its attention and resources on the higher value, higher margin nutraceutical and pharmaceutical markets.

     4) CONTINUALLY IMPROVE AND ENHANCE OUR CORE PLATFORM TECHNOLOGY. Our MGM technology has led to the production of the first new commercial product derived from photosynthetic microalgae in 25 years. We believe that our proprietary technologies and processes provide us with a significant competitive advantage over other known microalgae cultivation technologies. We intend to devote meaningful resources to continue to improve our underlying technology and our automated process control systems to increase product quality, yield and productivity per employee.

     5) AGGRESSIVELY EXPAND STRATEGIC ALLIANCES. We intend to strengthen existing relationships and develop new ones to accelerate our efforts to commercialize microalgae products. When appropriate, we will collaborate with biopharmaceutical companies that possess world-class expertise in the optimization, development, marketing, sales and/or distribution of ethical pharmaceutical products, as well as the financial resources to conduct such programs on a worldwide basis, in order to accelerate the commercialization of future Mera Pharmaceuticals' discoveries.

MANUFACTURING

Although the Company intends to continue some production of astaxanthin and other products at its Kona facility in the future primarily for research and development purposes, it plans to source additional commercial production from the Chinese Facility when it is operational.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. Research and development costs were approximately $912,707 for the fiscal year ended October 31, 2002 compared with approximately $1.7 million for the fiscal year ended October 31, 2001. The decrease in fiscal year 2002 reflects reductions in personnel and constraints in our operations associated with our reorganization proceeding, as well as a shift in focus to commercial production. Beginning with fiscal 2003, we expect that research and development costs, including expenditures on clinical trials, will increase significantly.

MARKETING AND SALES

The Company's marketing strategy for its non-prescription nutraceutical products may vary depending on the specific product and its target market, but is generally built on three fundamental tenets:

     1) CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. Mera Pharmaceuticals currently markets ASTAFACTOR(R) to mass retail outlets in Hawaii, San Diego and the Western United States through distribution arrangements with established companies.

     2) SELL ASTAFACTOR(R) DIRECTLY TO THE CONSUMER. This approach allows us to reach consumers in areas that are not yet covered by our mass retailers. Web-based and specialty media promotion are also used to reinforce our marketing efforts and product visibility to all consumers.

     3) PHARMACEUTICALS AND DRUG DISCOVERY PROGRAMS. The Company will "market" its drug discovery programs to the biopharmaceutical industry. We believe that microalgae-derived substances with demonstrated bioactivity represent a substantial new source of potential pharmaceuticals. We intend to evaluate, with respect to each compound we discover, whether it is more effective to develop, commercialize and carry the drug candidate through the process of regulatory approval on our own, or to rely on strategic alliances with established industry members to take drug candidates through pre-clinical development and human clinical trials, as well as manage the regulatory process and commercialize successful products. If the Company chooses to rely on strategic alliances, we would expect to enter into partnerships that include traditional industry financial components - technology access and license fees, development milestone payments and royalties on sales of successful products. This will allow the Company to conserve its resources to be applied in the areas of its true competitive advantage, our expertise in microalgae cultivation and biochemistry.

STRATEGIC ALLIANCES AND KEY RELATIONSHIPS

To date the Company has established commercial relationships with several recognized industry leaders as a way of leveraging our expertise. A brief description of each follows:

ENZYMED

In December 1998 we entered into a Compound Library Agreement with EnzyMed to develop libraries of compounds that would be researched for new drug candidates. As part of this collaboration, we have agreed to (1) identify and cultivate bioactive microalgae species, and (2) chemically extract, test, and purify the bioactive fractions. Our tests rely on cell cultures, human tissue cultures and genomic screens, conducted in collaboration with university research laboratories. EnzyMed has agreed to apply its proprietary process of "Combinatorial Biocatalysis" to our unique extracts of microalgae. From each unique extract, this enzymatic process typically creates multiple compounds, many of which may be new to medical science. EnzyMed's demonstrated capability in Combinatorial Biocatalysis is of significant potential value in accomplishing our drug discovery objectives. In 2001, EnzyMed was acquired by Albany Molecular Research (NASDAQ: AMRI). Albany and the Company completed our first Compound Library in June 2000.

We have agreed with Albany to market these libraries jointly to biotechnology and pharmaceutical companies, which would screen the libraries for new drug candidates.

ANCILE PHARMACEUTICALS, INC.

Ancile Pharmaceuticals ("Ancile") is a privately-held specialty pharmaceutical company focusing on the development and commercialization of prescription botanical drugs for major chronic disease conditions. Botanical drugs, as defined by the U.S. Food and Drug Administration ("FDA"), are finished, labeled drug products that contain plant matter as ingredients. These products are typically derived from herbal medicines and are prepared as complex mixtures rather than refined, highly purified chemical compounds that are typical of more traditional pharmaceuticals. Such products have the potential to address growing consumer and practitioner demand for safer and more efficacious alternatives to synthetic new chemical entities ("NCEs"), which often have serious side effects.

In July 2001, the Company entered into a non-binding Letter of Intent with Ancile to form a strategic alliance around the development of microalgae-based "botanical drugs." In May 2002, the term of this Letter of Intent was extended until April 2003.

On January 3, 2003, the Company entered into a binding Memorandum of Understanding with Ancile to effect a merger with Ancile. If consummated, this merger will effect the Company's acquisition of Ancile's business and Ancile will become a wholly-owned subsidiary of Mera. The Company expects to consummate this merger during the second quarter of the 2003 fiscal year.

The Company currently subleases office and laboratory space from Ancile in San Diego, California. The Company expects to terminate its sublease with Ancile in connection with the merger between the two companies and to expand its leased corporate office space to accommodate Ancile personnel in February 2003.

COMPETITION

The Company believes that its proprietary technology and process control systems and software give it a significant advantage relative to its competitors. However, there are a number of companies that are engaged in efforts to develop microalgae-based products that compete with ours, either directly or indirectly.

We believe that original MGM technology was the first closed-system, process-controlled photobioreactor ever to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are aware of only two companies in the world - Biotechna of Australia and MicroGaia of Hawaii - that possess proprietary photobioreactor technology. Our information regarding these other systems is that, compared to the MGM, they:

     o     are much smaller in scale;
     o     have a more limited operating history; and
     o     are subject to significant cost barriers.

Although many other photobioreactors are in operation, to our knowledge all are operated by universities or research institutes, are 100 times smaller than our MGM (25,000 liters) and are not used for commercial purposes. It is possible that competing photobioreactor technologies that could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future. However, we believe that MGM technology is now more advanced than any other photobioreactor technology currently available.

COMPETITORS FOR ASTAFACTOR(R). Our competitors for ASTAFACTOR(R), our nutraceutical astaxanthin product, include: MicroGaia, Inc.; AstaCarotene, AB; Cyanotech Corporation; and Minapro. MicroGaia, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. AstaCarotene AB of Sweden, which was recently acquired by MicroGaia, has produced and sold its nutraceutical astaxanthin for several years Western Europe. Cyanotech Corporation, based in Hawaii, sells a competing nutraceutical astaxanthin product. Minapro, a company based in Israel, also sells a competing nutraceutical product. Potential competitors include producers of the synthetic material as well. However, to our knowledge neither BASF, a large German chemical company, nor Hoffman-LaRoche, a large Swiss pharmaceutical company, both large global producers of synthetic astaxanthin, has indicated an interest in this market. Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to synthetic sources and will not pay premium prices for synthetics, even if they are available. We are aware of many companies that are interested in or are actually marketing nutraceutical astaxanthin, but only MicroGaia, AstaCarotene, Cyanotech and Minapro produce the product from HAEMATOCOCCUS, the most productive microalgae microorganisms that occur throughout the world and the microalgae we derive our products from. We believe our production process has cost advantages over all three of those companies.

PHARMACEUTICALS AND DRUG DISCOVERY PROGRAMS

Competition in the search for new pharmaceuticals is more intensive than it has ever been, particularly in the areas of anti-infectives, where multiple drug resistance is rendering many old products ineffective, and cancer, where extended life expectancies result in a greater incidence rate in a population that is growing proportionately older. The majority of new drugs originate from natural sources and bacteria, fungi, plants and animal reservoirs continue to be a principal target of drug discovery efforts by companies worldwide.

While there are a great number of companies seeking to develop pharmaceutical products using a variety of processes, we believe the number of companies that have targeted aquatic microorganisms as a source of lead compounds are relatively few. That is because, even though this source is believed to contain a large number of candidates, until Mera's recent technological innovations, they could not be developed, even if discovered.

Any potential competitor seeking to discover and develop pharmaceuticals from microalgae-derived compounds must have access to the ability to cultivate kilogram quantities of raw material under controlled conditions that assure acceptable quality. We believe that our MGM technology makes this possible, and that no other existing system can accomplish the same level of results with the same degree of reliability. The pharmaceuticals that we derive from the screening libraries we obtain from natural products will compete with products under development at various biotechnology companies based in North America that are also focusing efforts on natural product pharmacology.

COMPETITION IN GENERAL

We intend to identify, screen and, in some cases, optimize molecules extracted from microalgae that will compete with existing natural and synthetic products and those to be developed. Competition to discover and develop pharmaceutical products generally is already intense, and many of our competitors are very well-funded major companies with far greater resources than we have. We also expect that, if we demonstrate the success we anticipate, competition to develop additional microalgae products will intensify quickly. Our future competitors could include major pharmaceutical, food processing, chemical and specialized biotechnology companies, many of which will have financial, technical and marketing resources significantly greater than ours. Specialized biotechnology companies may form collaborations with large established companies to support research, development and commercialization of products that may compete with our future products. Academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection and may commercialize products that compete with ours. Any products of which we are not aware, or products that may be developed in the future, may adversely affect the marketability of new products we develop.

Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, successfully perform under any supply agreements, implement research and development and production plans, obtain patent protection and secure adequate capital sources.

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

We rely upon a combination of patents, copyrights, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our future prospects depend in part on our ability to obtain patent protection for our products and processes. We need to preserve our copyrights, trademarks and trade secrets. We also need to operate without infringing the proprietary rights of third parties.

PATENTS. We have been awarded or have filed applications for fifteen patents relating to various processes, including, but not limited to the process and apparatus for the production of photosynthetic microbes and the method of control of microorganism growth process. These patents are active in the United States, the People's Republic of China, Europe, Hong Kong, Japan and South Korea. The original duration of these patents varies from fifteen to twenty years from the date of filing or issuance and the Company's current patents will be active for eight to twelve years as long as the fees associated with such patents are maintained.

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

Our future prospects also depend in part on our neither infringing on patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe on the patents, licenses or other proprietary rights of third parties. We have not conducted an exhaustive patent search and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. There are many United States and foreign patents and patent applications in our area of interest.

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

LICENSE AND ROYALTY AGREEMENTS. We have licensed production of ASTAFACTOR(R) and its distribution in China to Hainan Sunshine Ocean Bioengineering, Ltd., the entity that is developing the Chinese Facility. By doing so, the Company will be able to realize increased production capabilities to meet increased demand as well as retain a potential source of royalty revenues while allowing us to focus our efforts on the higher margin activities of discovery, development and commercialization of human nutraceutical and pharmaceutical products. We have also licensed the production and worldwide distribution rights to our AQUAXAN animal feed supplement to Hainan Sunshine Ocean Bioengineering, Ltd. The terms of both of these licenses continue as long as Hainan Sunshine Ocean Bioengineering, Ltd. continues to utilize the Company's intellectual property.

TRADEMARKS AND SERVICE MARKS. The following trademarks and service marks have been registered or are claimed marks that the Company has not registered but which it believes it has established a common law right of use and as to which it has no information to the contrary. The registered trademark on ASTAFACTOR(R) is valid through March 2012 and the claimed marks that the Company believes it has established a common law right of use are valid for the standard period of duration as provided in applicable common law:

ASTAFACTOR(R)
AQUAXAN
MERA PHARMACEUTICALS
MERA GROWTH MODULE (MGM)
MERA PROCESS CONTROL SYSTEM (MPCS)
MERA REMOTE DATA WEB ACCESS (RDWA)
DRUGS FROM THE SEA
ZEAFACTOR
BETAFACTOR

GOVERNMENT REGULATION AND PRODUCT TESTING

Our current and potential products and our manufacturing and research activities, are or may become subject to varying degrees of regulation by many government authorities in the United States and other countries. Such regulatory authorities could include the State of Hawaii Department of Health or Agriculture Department, the FDA, and comparable authorities in foreign countries. Each existing or potential microalgae product intended for human use that we develop or market, either directly or through licensees or strategic partners, may present unique regulatory problems and risks. Relevant regulations depend on product type, use and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products. Regulations govern manufacture, testing, exportation, labeling and advertising.

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods, such as dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals, or cosmetics, could require that we develop and adhere to Good Manufacturing Practices ("GMP") as suggested by the FDA, International Standards Organization ("ISO") standards in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when needed. The contract with the Chinese production facility that is under development requires that it operate in accordance with GMP standards, and consideration is being given to qualifying under the ISO 9000 standard as well.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. Even if we obtain regulatory approval for a drug candidate, the approval may not be obtained in a timely manner or under technically or commercially feasible conditions. We and our collaborators cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, or complexity and novelty of the product and requires substantial resources. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

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

The Company currently distributes ASTAFACTOR(R) in the United States and it intends to distribute it in certain foreign countries, including China, the European Union, Japan, Canada and Australia. Regulatory approvals in foreign markets vary by country. We believe the approval process for ASTAFACTOR(R) in China, Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, we can provide no assurances in this regard.

Outside the United States, the ability to market products intended for human consumption is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are administered at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented will it grant a marketing authorization. In addition, United States and foreign government regulations control access to and use of some human or other tissue samples in our research and development efforts. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The Company incurs approximately $3,000 per year for costs associated with compliance with federal, state and local environmental laws. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

EMPLOYEES. As of October 31, 2002, the Company had twenty-four full-time employees, of whom four have PhDs. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTIES

Our research, development and production facilities are located in the Hawaii Ocean Science and Technology (HOST) Business Park in Kailua-Kona, Hawaii. Our facility currently consists of approximately five leased acres containing a number of MGMs, finishing ponds, a processing facility, several laboratories, administrative offices and additional space for production and research and development. All our products are currently produced at this facility.

The Company is currently negotiating the terms of the lease covering our five-acre parcel with the Natural Energy Laboratory of Hawaii Authority (NELHA), the entity that administers the HOST Business Park. We anticipate reaching agreement on the terms of the lease, to cover a period of not less than give (5) years, during the first calendar quarter of 2003.

The Company's corporate headquarters and principal executive offices are located in Solana Beach, California where the Company leases office space. In addition, the Company subleases office and laboratory space from Ancile in San Diego, California. The Company expects to terminate this sublease with Ancile once the merger between the Company and Ancile takes place. The Company plans to lease additional office space in Solana Beach in February 2003 to accommodate Ancile personnel.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings nor is its property the subject of a pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of Mera's fiscal year covered by this report on Form 10-KSB to a vote of security holders, at a meeting or otherwise.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD "Electronic Bulletin Board" (Symbol: "MRPI"). The following table shows for the periods indicated the high and low bid quotations for our common stock, as reported by publicly-available internet data information. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.


PERIOD                          HIGH BID                   LOW BID
------                          --------                   -------

FISCAL 2001
    First Quarter                $0.43                      $0.19
    Second Quarter               $0.37                      $0.21
    Third Quarter                $0.29                      $0.24
    Fourth Quarter               $0.26                      $0.12

FISCAL 2002
    First Quarter                $0.16                      $0.05
    Second Quarter               $0.07                      $0.05
    Third Quarter                $0.16                      $0.04
    Fourth Quarter               $0.15                      $0.06

HOLDERS

As of October 31, 2002, we had approximately 685 record holders of our 388,803,300 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The Company plans to adopt another Stock Option Plan during fiscal 2003.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business, and therefore, we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On September 16, 2002, the Company issued a total of 263,992,029 shares of common stock to common stockholders of Aqua RM Co., Inc. pursuant to a merger between the two companies that occurred on the same day. Mera is the surviving corporation of the merger and it issued 100 shares of Mera common stock in exchange for each share of Aqua RM Co., Inc. common stock held by the stockholders of that company.

On July 23, 2002 and September 27, 2002, the Company issued promissory notes for $2,350,000 and $350,000, respectively, in exchange for funds invested into the Company by a certain limited liability company which is an accredited investor. The terms of these notes include interest payable at 6% per annum and maturity dates of July 22, 2004 and September 26, 2004, respectively. The Company repaid $2,026,000 of the outstanding principal on these notes on December 24, 2002 and December 30, 2002, and the proceeds of the repayments were thereafter reinvested into the Company as equity investments.

Pursuant to our reorganization proceedings and the Plan, the following actions, affecting various types of the Company's outstanding securities, took place: (i) on June 17, 2002, the date of confirmation of our Plan, all shares of unregistered common stock held by the Company's stockholders of record as of October 30, 2001 became unrestricted pursuant to such Plan and 11 USC 1145; (ii) on June 17, 2002, all outstanding convertible promissory notes of the Company that had not been converted into stock as of that date were cancelled and holders of such convertible promissory notes received payments of 17.5% of their allowed claims, in cash, from the Company; and (iii) on September 16, 2002, also pursuant to the Plan and 11 USC 1145, every five (5) validly issued and outstanding warrants held by the Company's stockholders of record as of October 30, 2001 were exchanged for one (1) share of the Company's unrestricted common stock.

Unless otherwise noted, the above-referenced transactions were exempt from registration under the Securities Act pursuant to Section 4(2), which applies to transactions by an issuer not involving a public offering. Each of the purchasers in these transactions had access to publicly-filed and other information on the Company and were accredited or sophisticated investors with investment and business experience and the ability to understand financial information. In addition, in each of the transactions listed above, the securities were offered only to a small number of investors and resale restrictions were imposed on all sales of securities. Direct contact was made between the Company and the offerees and there were no general solicitations or advertisements made in connection with the transactions. No underwriters were involved in any of these transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through October 31, 2001 and as of October 31, 2002, we had an accumulated deficit of approximately $20.4 million and $900,000 (after application of fresh start accounting principles subsequent to our reorganization proceedings), respectively. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year as we increase the expansion of our product pipeline. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

On October 30, 2001 certain creditors of Aquasearch, a corporate predecessor to the Company, filed a petition for involuntary bankruptcy against Aquasearch. On November 30, 2001, Aquasearch stipulated to the entry of an Order for Relief, agreeing to the jurisdiction of the Court for purposes of resolving the petition that had been filed. On December 3, 2001, Aquasearch's motion to incur indebtedness was granted, and Aquasearch entered into a Debtor in Possession financing arrangement. On March 27, 2002, Aquasearch filed its Motion to Approve Disclosure Statement. On June 17, 2002, the Court, after hearing held that same date, entered an order confirming the Plan. All obligations and conditions of the Plan were satisfied on September 16, 2002, and, as of that date, the Company successfully emerged from bankruptcy and was reorganized.

As a result of our bankruptcy proceedings, our financial statements as of October 31, 2002 reflect the effects of the reorganization process and the application of fresh start accounting principles. Fresh start accounting principles require, among other things, the elimination of liabilities subject to compromise, the restatement of asset values to fair value, the elimination of the Company's accumulated deficit and the restatement of the Company's capital structure based on an estimated reorganization value. As a result of the application of fresh start accounting principles in 2002, the Company's financial statements as of October 31, 2002 vary significantly from those as of October 31, 2001.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of the Company's financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company determines cost on a first-in, first-out basis. On an ongoing basis, the company tests its inventory for obsolescence.

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

Since its inception, the Company has incurred net operating losses. SFAS 109 requires that any benefits recognized in relation to net operating losses be reduced by a valuation allowance if there is uncertainty about future deductibility. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

FRESH START ACCOUNTING

On September 16, 2002, the Company adopted "fresh start" accounting as a result of the completion of bankruptcy proceedings. Accordingly, all assets and liabilities were restated to reflect their respective fair values.

GOODWILL

As a result of fresh start accounting, goodwill was established in the amount of $66,550. In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill should not be amortized but instead should be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. Goodwill will be tested for impairment on an annual basis and more often if indications of impairment exist.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, notes receivable, accounts payable and notes payable are deemed to approximate fair value due to their short-term nature.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this prospectus.

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002
               COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2001

REVENUES

During the years ended October 31, 2002 and 2001, we had revenues of approximately $662,072 and $1,032,000, respectively. The decrease in our revenues in fiscal 2002 as compared to fiscal 2001 principally relate to lower royalty revenues earned under a settlement agreement with Cyanotech Corporation (as a result of lower sales by Cyanotech in 2002 as compared to 2001) and the Company's inability to financially support its sales and marketing efforts to increase sales during the reorganization process.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation, costs associated with operating our five-acre research and development/production facility and cost associated with our research agreements with the University of Hawaii, which has been terminated. Research and development costs were approximately $912,707 in fiscal 2002 compared with approximately $1.8 million for fiscal 2001. The decrease reflects reductions in personnel and constraints in our operations associated with our reorganization proceedings.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist principally of salaries and fees for professional services. General and administrative expenses were approximately $1.2 million for fiscal 2002 compared with approximately $2.6 million for fiscal 2001. The decrease for the year ended October 31, 2002 reflects costs associated with reductions in personnel in 2002, reduced efforts on expansion of production capacity as compared to fiscal 2001 and constraints on spending, all resulting from our reorganization proceedings.

INTEREST EXPENSE

Interest expense for fiscal 2002 was approximately $104,000 as compared to approximately $300,000 for fiscal 2001. The decrease in fiscal 2002 resulted mainly from the cancellation and settlement of outstanding promissory notes in 2002 pursuant to the Company's bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments. During the years ended October 31, 2002 and 2001, we raised approximately $2.7 million and $2.8 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

During fiscal 2002, cash used in operating activities was approximately $2.7 million compared with $3.0 million for fiscal 2001. Additionally, capital expenditures for fiscal year 2002 and 2001 were approximately $8,000 and $269,000, respectively. Due to difficulties in raising capital and involuntary bankruptcy proceedings, we significantly reduced our headcount and operating costs.

In December 2001 and March 2002, in connection with the Company's reorganization under Chapter 11 of the federal bankruptcy code, the Company entered into a Debtor in Possession financing arrangement with Chardan Ventures, LLC, a venture capital and consulting group, under which it received $500,000. The principal and $28,000 in interest were repaid to Chardan Ventures, LLC in July 2002.

During the fiscal year ended October 31, 2002, the Company received $2,700,000 in financing in the form of a promissory note. The terms of this note include interest payable at 6% per annum. We used these funds to begin repayment of our pre-bankruptcy obligations and Debtor in Possession financing, as authorized in the Plan, which was confirmed by the Court on June 17, 2002. We also used these funds to pay operating expenses incurred by the Company during the year.

We are planning on raising additional funds through public and private sales of debt and equity securities in 2003.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO ALL OTHER INFORMATION INCLUDED IN THIS REPORT ON FORM 10-KSB, BEFORE YOU DECIDE TO INVEST IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS OR OTHERS NOT YET IDENTIFIED BY MANAGEMENT, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

We have incurred substantial operating losses and expect to incur future losses. Our future financial results are uncertain, and we may never become a profitable company.

We have had quarterly and annual operating losses since our inception in 1988. Our net loss in fiscal year 2002 was approximately $2.4 million and our accumulated deficit at October 31, 2002 was approximately $900,000 (after application of fresh-start accounting principles subsequent to our reorganization proceedings). Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. Furthermore, we plan to increase our operating expenses as we continue to expand our product offerings. As a result, our losses may increase in the future even if we achieve our revenue goals.

Should we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve and maintain profitability, including:

     o our ability to complete successfully the commercialization and production cost optimization of our products;
     o our ability to manage production costs and yield issues associated with increased production of our products;
     o the progress of our research and development programs for developing other microalgal products;
     o the time and costs associated with obtaining regulatory approvals for our products;
     o    our ability to protect our proprietary rights;
     o    the costs of filing, protecting and enforcing our patent claims;
     o    competing technological and market developments;
     o changes in our pricing policies or the pricing policies of our competitors;
     o the costs of commercializing and marketing our existing and potential products; and
     o the inability to achieve a level of sales of our products necessary to generate sufficient revenues to cover research, development and operating costs.

If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations and we may never become a profitable company.

We may be unable to raise additional capital or generate the capital necessary to support our planned level of research and development activities and TO manufacture and market our products.

We will require substantial expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $6 million in operating capital, before any planned capital expenditures. Many factors will determine our future capital requirements, including:

     o    market acceptance of our products;
     o our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of ASTAFACTOR(R);
     o    the extent and progress of our research and development programs;
     o the time and costs of obtaining regulatory clearances for some of our products;
     o the progress and success of pre-clinical and clinical studies, where applicable;
     o    the costs of filing, protecting and enforcing patent claims;
     o    competing technological and market developments;
     o the cost of developing and/or operating production facilities for our existing and potential products;
     o the ability of a third party contractor to complete timely a major cultivation and processing facility and to operate it in a manner that meets our product requirements; and
     o    the costs of commercializing our products.

Product sales have begun to pay some of our operating costs, but we still need additional funding. We are seeking investment from various sources. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to cut back on production, limit our product development activities, reduce marketing activities or delay other plans intended to increase revenue and help us achieve profitability.

WE HAVE TAKEN STEPS THAT WILL INCREASE THE EXPENDITURES WE WILL MAKE TO SUPPORT RESEARCH AND DEVELOPMENT EFFORTS ON PHARMACEUTICAL PRODUCTS, IN ADDITION TO THOSE FOCUSED ON OUR TRADITIONAL NUTRACEUTICAL PRODUCTS. AS A RESULT, WE ARE NOW EXPOSED TO RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF PHARMACEUTICAL PRODUCTS.

There are many uncertainties, complexities and delays inherent in the research and development, manufacturing, marketing and sale of pharmaceutical products, including: (i) large upfront and continual capital requirements, (ii) efficacy and safety concerns, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) the suspension or revocation of the authority necessary for manufacture, marketing or sale, (v) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vi) seizure or recall of products, (vii) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights, and (viii) manufacturing or distribution problems.

THERE ARE INHERENT DIFFICULTIES AND UNCERTAINTIES IN THE DEVELOPMENT OF NEW PHARMACEUTICAL PRODUCTS.

The outcome of the lengthy and complex process of new pharmaceutical product development is inherently uncertain. A product candidate can fail at any stage of the process, and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture product candidates or products, and the costs associated with preventing the infringement of our patents or intellectual property rights by others. Furthermore, the sales of new products may fail to reach anticipated levels.

BECAUSE OUR PHARMACEUTICAL DRUG CANDIDATES ARE IN AN EARLY STAGE OF DEVELOPMENT, THERE IS A HIGH RISK OF FAILURE.

Drug candidates that appear promising at early stages of development may not enter clinical development or reach the market for a number of reasons, including the possibility that the drug candidates will:

     o be found during preclinical testing or clinical trials to be ineffective or cause harmful side effects;
     o fail to receive the regulatory clearances required to market them as drugs;
     o be subject to proprietary rights held by others, requiring the negotiation of a license agreement prior to marketing, which license may not be available on favorable terms, or at all;
     o    be difficult or expensive to manufacture on a commercial scale;
     o not be developed rapidly enough to compete with drug candidates or other treatments commercialized by our competitors; or
     o    fail to generate market acceptance.

As promising drug candidates are identified, we may decide to continue developing them independently or we may decide to do so in collaboration with other companies as a means of generating revenue, reducing risk or obtaining access to additional resources to support the development process. We or our collaborators will need to conduct significant additional research, preclinical testing and clinical trials before filing applications with the FDA for product approval of our drug candidates. Clinical trials are expensive, can take several years to complete and have a high risk of failure. If research and testing are not successful or our drug candidates fail to obtain regulatory approval, we or our collaborators will be unable to market and sell products derived from our drug candidates. As a result, we may not receive product royalty revenues payments and our ability to continue operations could be jeopardized.

THE PROGRESS AND RESULTS OF PRECLINICAL AND CLINICAL TESTING ARE INHERENTLY UNCERTAIN, WHICH COULD DELAY OUR EFFORTS AND THE EFFORTS OF OUR COLLABORATORS TO COMMERCIALIZE DRUGS.

Both preclinical and clinical testing are long, expensive and uncertain processes. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a pharmaceutical drug, and failure can occur at any stage. Commercialization of product candidates derived from our pharmaceutical drug candidates depends upon successful completion of clinical trials. Interim results of trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including other biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We have never successfully completed clinical development of any of our drug candidates. In addition, we do not know whether future clinical trials will begin on time or whether they will be completed on schedule, or at all. The length of time necessary to initiate and complete clinical trials varies significantly and may be difficult to predict. We plan to outsource certain of our activities that involve drug testing in small rodents to third parties.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Our emphasis on natural products may reduce, but cannot eliminate, such effects. Unacceptable toxicities or side effects may occur at any dose level and at any time in the course of studies of animals designed to identify unacceptable effects of a drug candidate or during clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause our collaborators or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent clearance by the required regulatory authorities of these candidates for any or all targeted indications.

WE OR OUR COLLABORATORS MUST OBTAIN REGULATORY APPROVAL TO MARKET PRODUCTS DERIVED FROM OUR PHARMACEUTICAL DRUG CANDIDATES.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities, both in the United States and abroad. Even if we obtain regulatory approval for a drug candidate, the approval may not be obtained in a timely manner or under technically or commercially feasible conditions. We and our collaborators cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Similar approval processes apply in most, if not all, of the foreign markets in which we intend to sell our products. Satisfaction of regulatory requirements typically takes many years, depends upon the type, or complexity and novelty of the product and requires substantial resources. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Outside the United States, the ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are administered at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented will it grant a marketing authorization. In addition, United States and foreign government regulations control access to and use of some human or other tissue samples in our research and development efforts. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples.

Our products and production activities are subject to government regulation and action, which are subject to change.

We are subject be being affected by changes in or the imposition of governmental regulations and actions, including: (i) new laws, regulations and judicial decisions related to pharmaceutical and nutraceutical products, (ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new pharmaceutical products and result in lost market opportunity, (iii) new laws, regulations and judicial decisions affecting pricing or marketing of pharmaceutical and nutraceutical products and (iv) changes in the tax laws relating to Mera Pharmaceuticals' operations.

We have limited manufacturing experience, and if we cannot overcome the challenges of producing microalgae on a commercial scale, we may be unable to satisfy our obligations under agreements with our customers.

Both we and the third party that has agreed to supply our product requirements in the future have limited experience in cultivating microalgae and processing them into commercial products. To be successful, we and our contractor must produce products at acceptable cost while ensuring that the quantity and quality of our products comply with contractual and regulatory requirements and regulations. Many factors complicate the production of microalgal products and could at any time limit production, including:

     o    microbial contamination;
     o variability in production cycle times due to technical, environmental and biological factors; and
     o    losses of final product due to inefficient processing.

We currently have sufficient inventory to meet the requirements of our customers. However, if we are unable to increase production of our products, at our current production facility in Hawaii, or if completion or successful startup of the third party production facility in China is delayed beyond the anticipated date of late 2003, we may be unable to satisfy our supply obligations under any future agreements. Our inability to increase production would limit our revenues, and could cause us to forego customers that require an assured source of supply or to lose customers if we cannot meet their demand for product.

IF WE CHOOSE TO CONVERT SOME OF OUR PRODUCTION CAPACITY OF NATURAL ASTAXANTHIN TO THE PRODUCTION OF OTHER MICROALGAL PRODUCTS OR TO RESEARCH AND DEVELOPMENT ACTIVITIES, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND FOR NATURAL ASTAXANTHIN.

We introduced our first retail nutraceutical product, ASTAFACTOR(R) in March 2000. We plan to produce limited quantities of natural astaxanthin in order to meet anticipated demand for this new product until our third party supplier is able to meet our supply requirements. By limiting the production of natural astaxanthin, we risk being unable to supply the requirements of our customers, and we may lose some or all of them.

IF THE DEMAND FOR NATURAL ASTAXANTHIN OR OUR OTHER PRODUCTS EXCEEEDS OUR PRODUCTION CAPABILITIES, WE MAY EXPERIENCE SIGNIFICANT FINANCIAL, TECHNICAL AND BIOLOGICAL CHALLENGES.

We believe that demand for our natural astaxanthin product will eventually approach or exceed one hundred kilograms per month. Achieving that level of production is possible only through our third party supplier agreement. We will also have to rely on that third party for production of other products. We have entered into agreements to assist a Chinese entity in the design and construction of the Chinese Facility under which we will utilize our patented technology under license to supply our requirements for natural astaxanthin and potentially other products. The planned facility has a capacity that is approximately thirty times greater than our current facility in Hawaii, with potential to expand if demand justifies doing so. We anticipate that facility will begin operating by the late 2003, in time to meet the projected growth in our sales. If we fail to expand our current production facility or if the production facility in China is not completed in the proposed timeframe, we may be unable to meet demand for product and could lose the opportunity to increase our revenues. We could also lose customers, both current and potential, who may rely on our ability to deliver product. In addition, once the production facility in China is completed, it may take time for it to reach the efficiency of our Hawaii facility, and it may never do so.

OUR CUSTOMER BASE IS CONCENTRATED AMONG RELATIVELY FEW CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on key distribution relationships in Hawaii, California and several other Western states. These customers currently purchase approximately 60% of the natural astaxanthin products we sell, with the remainder being sold directly to consumers. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

IF WE FAIL TO MAINTAIN CURRENT OR FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WOULD SUFFER.

An important component of our business strategy is to develop strategic relationships with companies that have established research and development, sales, marketing and distribution capabilities for the microalgal products that we intend to develop.

We intend to enter into strategic relationships with other companies to develop additional applications for our technology, commercialize our future products, assist us in obtaining regulatory approvals and provide sources of funding. We cannot guarantee that any of the companies with which we collaborate at present or in the future will perform their obligations to us, or that we will be able to perform our obligations to them. Additionally, our strategic relationships could be adversely affected by many additional factors, including:

     o the development of competing technologies or products by a collaborating company;
     o the failure of a collaborating company to devote sufficient resources to developing and commercializing our products;
     o    our inability to enter into competitive arrangements;
     o    our failure to obtain timely regulatory approvals; or
     o    the premature termination of an agreement with a collaborator.

If we are unable to establish appropriate strategic relationships, we may need to raise additional capital to finance these activities at our own expense. If we cannot rely on strategic relationships for assistance and instead have to develop our own expertise in these areas, then we may experience delays and additional expense in launching, marketing, selling and distributing products. Any delay could create additional costs and limit our ability to expand our business.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN, AND OUR BUSINESS WILL SUFFER.

Our success depends on the continued efforts of the principal members of our management and scientific team. The Company has hired several key members of those teams that it needs to retain and will need to attract additional senior management in order to execute its plans fully. Success in doing so cannot be assured.

We are also highly dependent on our ability to attract and retain key scientific, technical, management and operating personnel, including consultants. We may be unable to attract and retain qualified personnel or develop the expertise needed in these areas. If we lose or fail to attract key personnel, we may be unable to execute our business plan.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we began full-scale commercial production of microalgal products we have had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. It is anticipated that only a marginal increase in personnel will be made during 2003. In addition, our growth will require significant improvement in the planning and management of our organization.

We expect significant demands on our financial and management control systems to increase this year, including the adoption of new accounting software to address better the needs of our growing organization. If we fail to upgrade our financial and management control systems, or if we encounter difficulties during these upgrades, then we may not be able to manage our human and financial resources effectively. Such ineffectiveness could make it difficult to retain or attract employees and could directly or indirectly create unnecessary expenses or lead to incorrect decisions by management.

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

We are actively developing several product lines, including nutraceuticals, compound libraries to use in drug discovery internally or to offer to other companies and pharmaceuticals. The success of our nutraceutical product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP, as and when applicable. We believe the prospects for nutraceutical astaxanthin will depend, in the short term, on product quality and education of consumers regarding its benefits. Our ability to penetrate new markets for natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets outside the United States. We expect the success of our compound library products to depend primarily on our ability to attract corporate customers in the biopharmaceutical industry and, ultimately, on their discovery of new drug candidates. We believe the success of our pharmaceutical products will depend on our ability to develop new products, finance clinical trials and obtain regulatory approval for such products.

We cannot assure successful development of any potential microalgae-based products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical or pharmaceutical markets. We have less than two years of experience in electronic marketing or in direct retail sales. We cannot assure you that we, our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

WE MAY BE UNABLE TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, AND OUR EFFORTS TO DO SO COULD BE TIME CONSUMING AND EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION FROM EXECUTING OUR BUSINESS STRATEGY.

We regard the protection of our patents, copyrights, trade secrets and know-how (collectively intellectual property) as critical to our success. We rely on a combination of patent, copyright and trade secret laws and contractual restrictions to protect our intellectual property and maintain our competitive position. Our future prospects depend in part on our ability to protect our intellectual property while operating without infringing the intellectual property rights of third parties.

We cannot guarantee that any of our pending patent applications will result in issued patents. We may be unable to develop any additional patentable technologies. We cannot be certain that any patents issued to us or available to us through a license arrangement will establish the means to produce or provide us with any competitive advantage for any product or products. Third parties could challenge our patents or could obtain patents that have a material adverse effect on our ability to do business efficiently and effectively.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Patent law continues to evolve in the scope of claims in the technology area in which we operate. Therefore, the degree of future protection for our proprietary rights is uncertain. We cannot guarantee that others will not independently develop similar or alternative technologies. Other parties may duplicate our technologies, or, if patents are issued to us, they may design around those patented technologies. Other parties may have filed or could file patent applications that are similar or identical to some of ours. These patent applications could have priority over ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could be very costly. In addition, the laws of some foreign countries may not protect our patents and other intellectual property rights to the same extent as the laws of the United States.

We could incur substantial costs in litigation if we need to defend ourselves against patent infringement claims brought by third parties, or if we choose to initiate claims against others. We have in the past, and we may in the future, be required to dedicate significant management time and financial resources to prosecute or defend infringement actions. In addition, a finding of non-infringement or declaration of invalidity of our patent could reduce or eliminate the exclusivity of our proprietary technology. Present and potential collaborators may terminate or decide not to enter into relationships with us if our intellectual property position is weakened. In addition, a finding of non-infringement or declaration of invalidity of our patents could reduce our ability to obtain future financing.

There could be significant litigation in our industry regarding patent and other intellectual property rights. For example, third parties may bring infringement or other claims against us for using intellectual property that we internally developed or license from third parties. In addition, although nondisclosure agreements generally control the disclosure and use of our proprietary technology, know-how and trade secrets, we cannot guarantee that all confidentiality agreements will be honored or that our proprietary technology, know-how and trade secrets will not be disseminated, or that any party responsible for doing so will be able to compensate us adequately for such loss.

We may not prevail in the prosecution or defense of any action, nor can we predict whether third parties will license necessary intellectual property rights to us on commercially acceptable terms, if at all. Any of these outcomes could be very costly and could diminish our ability to develop and commercialize future products.

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

OUR PRODUCTION CAPABILITY IS HIGHLY DEPENDENT ON ENVIRONMENTAL AND CLIMATIC FACTORS BEYOND OUR CONTROL.

All of our production capacity is now located at a single facility in Kona, Hawaii. Since we maintain minimal finished goods inventory, any future event that caused a disruption in production at our facility would significantly impair our ability to meet customer demand. These events could include fire, volcanic eruption, earthquake, tidal wave, hurricane or other natural disaster. In addition, some or all of consistent sunlight, high ambient temperatures and an ample supply of fresh water are necessary for microalgal growth. If we experience any significant or unusual change in climate, or should our water supplies be threatened by microbial contamination we cannot control, there could be an adverse impact on our production. If we cease production for any significant period, the success of our business would be threatened from a resulting loss of customers, revenues, and valuable employees.

CURRENCY FLUCTUATIONS AND DIFFERENT STANDARDS, REGULATIONS AND LAWS RELATING TO INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We expect to sell many of our products on a global scale, because their use is more highly developed in Europe and Asia than in the United States. We also expect that our compound libraries will be marketed internationally. International business is generally more difficult than domestic business and can create costs and delays not associated with business conducted solely within the United States. These additional risks include foreign government controls and regulations, economic conditions, currency fluctuations, duties and taxes, political and economic instability or unrest, imposition of or increases in tariffs, disruptions or delays in shipments and other trade restrictions. These factors, among others, can all lead to interference with or increased costs of operation and the ability to sell products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on our business, our financial condition and the results of operations. In addition, there can be no assurance that our products or marketing efforts will be successful in foreign markets.

In addition, fluctuations in currency exchange rates could make our products more expensive in some countries, resulting in the loss of customers in those markets.

WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS, AND OUR INSURANCE MAY BE INADEQUATE TO COVER DAMAGES.

Clinical trials or marketing of any of our current or potential products may expose us to liability claims arising from the use of these products. Even the most thorough of clinical trials could fail to detect a significant side effect associated with long-term use of a product, and it is possible that liabilities will arise even after our products receive any required regulatory approvals. Even if such claims are not well-founded, defending them will be very costly and consume substantial management attention and energy. We cannot ensure that our current product liability insurance, together with indemnification rights under our existing or future licenses and collaborative arrangements, will be adequate to protect us against any claims and resulting liabilities. As we expand our business, we may be unable to obtain additional insurance on commercially reasonable terms. We could suffer harm to our financial condition and our reputation if a product liability claim or recall exceeds the limits of our insurance coverage.

BECAUSE OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT CONTROL OF OUR MANAGEMENT AND AFFAIRS, THESE STOCKHOLDERS MAY BE ABLE TO CONTROL US AND ALSO PREVENT POTENTIALLY BENEFICIAL ACQUISITIONS OF OUR COMPANY BY OTHERS.

As of October 31, 2002, our current directors and executive officers, as a group, beneficially owned approximately 30% of the 388,803,300 outstanding shares of our common stock. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control, and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as shareholders in a manner that protects their interests. For example, to the extent that these stockholders are our employees, they may be less inclined to support an acquisition of our Company by others if that acquisition would terminate their employment, diminish their responsibilities or reduce their compensation.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical and pharmaceutical markets is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of several companies that sell a similar nutraceutical product. Three of these companies have a product that, like ours, is based on astaxanthin derived from HAEMATOCOCCUS PLUVIALIS. MicroGaia, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. AstaCarotene AB of Sweden, which was recently acquired by MicroGaia, has produced and sold its nutraceutical astaxanthin for several years Western Europe. Cyanotech Corporation, based in Hawaii, sells a competing nutraceutical astaxanthin product. Minapro, a company based in Israel, also sells a competing nutraceutical product. We expect our nutraceutical astaxanthin product will compete on the basis of product quality, price, efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

Our pharmaceuticals derived from natural products and screening libraries will compete with various biotechnology companies based in North America and elsewhere that are focusing efforts on natural product pharmacology. In many cases, the approaches of such competing companies are complementary to our approach rather than directly competitive, because such companies are accessing different sources of natural products than our sources. Acera Biosciences, Inc. clones biosynthetic pathways into cultured host microorganisms to develop natural products while Albany Molecular Research, Inc. develops screening libraries that could compete with our libraries and also uses biotransformation, enzyme modification and chemical derivation to modify molecular structures. Similar to Mera, AquaArtis, a private company based in France, identifies, develops and commercializes lead compounds and nutraceutical products from microalgae and cyanobacteria using proprietary culture and extractive chemistry technologies. Cubist Pharmaceuticals, Inc. focuses on capturing natural product pathways from various microorganisms, generating new natural product biosynthesis pathways and screening libraries from fungi and plants and Diversa Corporation focuses on environmental DNA and microbial genomics. Ecopia Biosciences, Inc. develops screening libraries from microorganisms and uses bacterial genomics to guide choices of strains. Harbor Branch Oceanographic Institution develops drugs from marine microorganisms and invertebrates, and Kosan Biosciences, Inc. develops drug candidates from natural product compounds. Nereus Pharmaceuticals, Inc. focuses on drug development through a marine microbiology platform. Phytomedics, Inc., Phyton Catalytic, Inc. and Sequoia Sciences, Inc. all develop screening libraries from vascular plants.

There are various companies using microalgae cultivation technology processes that compete with our processes. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado, that produce commercial quantities of microalgae using modified fermentation processes. We are also aware of one company, Cell Tech of Oregon, which harvests microalgae from natural environmental sources. There are two other companies in the world - Biotechna of Australia and MicroGaia of Hawaii - that possess proprietary photobioreactor technology and use it for commercial purposes. While there are other photobioreactors in operation, to our knowledge, they are all operated by universities or research institutes and are not used for commercial purposes. It is possible that competing photobioreactor technologies which could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future.

We also anticipate that the competition to develop microalgal-based products other than natural astaxanthin will be intense. We expect competitors to include major pharmaceutical, food processing, chemical and specialized biotechnology companies. Many of these companies will have financial, technical and marketing resources significantly greater than ours. There are also other emerging marine biotechnology companies that could form collaborations with large established companies to support research, development and commercialization of products that may compete with our current and future products. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection for microalgal products and may commercialize products that compete with ours on their own or through joint ventures. In addition, there may be technologies we are unaware of, or technologies that may be developed in the future, that could adversely affect our perceived technical and competitive advantage.

INCREASED COMPETITION MAY SIGNIFICANTLY REDUCE THE MARKET PRICE OF NATURAL ASTAXANTHIN.

Astaxanthin can be produced either naturally, as we do, or through synthesis of chemical compounds. We are not aware that synthetic astaxanthin is approved for direct human consumption in any jurisdiction, although the FDA approved the Hoffman-LaRoche, Ltd. synthetic astaxanthin product as a food additive in fish feed in 1995. We believe that the cost of producing synthetic astaxanthin is significantly lower than that for natural astaxanthin. If we succeed in commercializing natural astaxanthin to the extent we project, synthetic producers of astaxanthin may increase their efforts to obtain approval of their product for human consumption. Studies have shown that natural astaxanthin is more effective than synthetic astaxanthin when used with various fish and shellfish populations. However, we have not determined that to be the case in human applications. The introduction of synthetic astaxanthin into the human nutraceutical marketplace could adversely affect the price at which we sell our product and the market share that we can obtain. While we believe that there are substantial hurdles to the approval of synthetic astaxanthin for human consumption in the U.S. and other major markets, we cannot be certain that such approval will not occur. A single producer, Hoffman-LaRoche, Inc., currently dominates the synthetic astaxanthin market. Hoffman-LaRoche has maintained the market price of its synthetic astaxanthin, which is derived from petrochemicals, at approximately $1,800 per kilogram in recent times, down from a decade-long price of approximately $2,500 per kilogram. That is substantially below the price at which we currently sell astaxanthin in finished nutraceutical form.

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENT REGULATION OF OUR PRODUCTS AND PRODUCTION ACTIVITIES, WE MAY BE FORCED TO DISCONTINUE PRODUCTION OF CURRENT OR FUTURE PRODUCTS.

We are subject to federal, state, local and foreign laws and regulations governing our products and production activities. This makes us vulnerable to:
(i) the imposition of new laws, regulations and judicial decisions related to pharmaceutical and nutraceutical products, (ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new pharmaceutical products and result in lost market opportunity, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) new laws, regulations and judicial decisions affecting pricing or marketing of pharmaceutical and nutraceutical products, (v) the suspension or revocation of the authority necessary for manufacture, marketing or sale of our products, (vi) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vii) seizure or recall of products, and (ix) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights.

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

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals, or cosmetics, may require that we and our contractors and licensees develop and adhere to GMP as established by the FDA, ISO standards as suggested in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies or customer requirements. Each potential pharmaceutical product that we develop, produce, market or license requires us to go through a lengthy, expensive and rigorous FDA drug approval process which includes pre-clinical animal studies and Phase I (toxicity), Phase II (dosage) and Phase III (efficacy) human clinical studies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when needed. The contract with the Chinese production facility that is under development requires that it operate in accordance with GMP standards, and consideration is being given to qualifying under the ISO 9000 standard as well.

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

Nutraceutical products that we develop will be viewed as human dietary supplements. The FDA requires pre-market clearance in the United States and other countries where these nutraceutical products are marketed if they are intended for human consumption. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. With natural products such as ours there is often a brief and inexpensive waiting period before marketing of a nutraceutical can begin. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. FDA clearance to market dietary supplements is obtained by notifying the FDA in writing of our intention to market a certain product and providing supporting documentation regarding toxicity. If the FDA does not object within a specified period of time, approval is deemed granted. Aquasearch, a corporate predecessor to Mera, received FDA clearance for the ASTAFACTOR(R) in early 2000. While we believe that the natural products on which we are focused will be subject to few objections in this approval process, we cannot ensure that any of our future products will be cleared by the FDA on a timely basis, if at all.

The ASTAFACTOR(R), our nutraceutical astaxanthin product, is likely to be distributed in foreign countries, including the European Union, China, Japan, Canada and Australia. Regulatory approvals in foreign markets vary by country. We believe the approval process for the ASTAFACTOR(R) in China, Australia, Japan and certain other Asian countries will come under their "natural product" status and be approved relatively quickly. However, we can provide no assurances in this regard.

THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been and is likely to continue to be highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     o announcements of technological innovations or new commercial products by us or our competitors;
     o developments concerning proprietary rights, including patents, by us or our competitors;
     o publicity regarding actual or potential benefits or drawbacks relating to products under development by us or our competitors;
     o conditions or trends in the life sciences, nutraceutical or pharmaceutical markets;
     o changes in the market valuations of other biotechnology and life sciences companies;
     o general regulatory developments affecting our products in both the United States and foreign countries; and
     o    developments concerning our collaborations.

In addition, technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2002, we had 388,803,300 shares of common stock outstanding. Of these shares, approximately 125,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144(k) of the Securities Act or are exempt from registration under 11 USC 1145.

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

We expect to need additional funding for capital expenditures. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted. In addition, new equity purchasers may obtain rights, preferences or privileges that are superior to those of our existing stockholders.

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR STOCKHOLDERS.

Our Certificate of Incorporation authorizes the issuance of up to 10,000 shares of "blank check" preferred stock. Our Board of Directors has the power to determine all designations, rights, preferences, privileges and restrictions of this preferred stock. In addition, our Board of Directors is not required to obtain stockholder approval to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The Board of Directors could issue the preferred stock to discourage, delay or prevent a change in control of our Company, even if a change of control would be beneficial to our stockholders.


ITEM 7.  FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2002 and the related statements of operations and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 2002 and 2001 together with related notes and the report of Buttke Bersch & Wanzek, PC, independent auditors, appear on pages F-1 through F-20 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2002 or 2001.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME                                    AGE         POSITION


Richard D. Propper, MD..............     56         Chief Executive Officer,
                                                    Chairman of the Board and
                                                    Director
Harry Dougherty.....................     60         President (1)
Daniel P. Beharry...................     50         Chief Operating Officer,
                                                    Secretary and Director
Steven J. Gould, PhD ...............     56         Chief Science Officer
Jeffrey Primes......................     47         President of Nutraceuticals
                                                    division
Miguel Olaizola, PhD ...............     40         Research Manager
Richard L. Sherman..................     56         Director
Gregory F. Kowal ...................     54         Director

(1) Mr. Dougherty submitted a resignation letter to the Company to resign from his position as President, effective February 28, 2002.

RICHARD D. PROPPER, MD, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, has served as Chief Executive Officer, Chairman of the Board and a director of our Company since June 2002. He received his B.Sc. from McGill University and his M.D. from Stanford University. Following his pediatric training in Los Angeles, Dr. Propper went to Boston as a Research Fellow in Pediatrics at the Harvard Medical School and became an Assistant Professor. During his medical career, Dr. Propper published numerous papers and textbook chapters, and is renowned for his research in the treatment of thalassemia major. In 1984, he founded Montgomery Medical Ventures, a $135,000,000 seed stage venture capital firm. Dr. Propper was a director and/or founding shareholder of Alteon, Northfield Laboratories, Applied Immune Sciences, Somatix Therapy Corporation, Advanced Medica and others. In 1993 he left to pursue international ventures on his own (including the sale of Health Demographics (1998) and the founding of both medibuy, Inc.
(1998) and Parentech (2000)). In 2001 he formed Chardan Ventures, a management and financial strategic consulting firm based in Southern California.

HARRY DOUGHERTY, PRESIDENT, has served as President of our Company since December 2001. He formerly served as Chief Executive Officer of our Company from December 2001 until June 2002. Mr. Dougherty attended Villanova University, where he studied physics, and the University of Delaware, where he studied chemistry. Mr. Dougherty worked with Unclaimed Freight of Connecticut, a Top 100 furniture retailer, as President from 1983 to 1987. In 1987, he was appointed President and Chief Executive Officer of Pennsylvania House Furniture Company, a retail furniture company, and served in that position for five years. Mr. Dougherty then founded Waterbed Gallery, a retail waterbed company, in 1991, where he served as President until 1995 and helped grow it into a multi-million dollar business. In 1995, Mr. Dougherty acquired a retail-based home products company that was in bankruptcy called Tropical Sleep Center, Inc. (a subsidiary of Hawaii Sleep Center, Inc.). Mr. Dougherty turned Tropical Sleep Center into a successful business and sold it in 2002. In 2002, Mr. Dougherty formed Hawaii Sleep, Inc. (dba Designers Outlet), a high-end retail furniture store, and currently serves as President of that company, in addition to his role as President of Mera.

DANIEL P. BEHARRY, CHIEF OPERATING OFFICER, SECRETARY AND DIRECTOR, has served as Chief Operating Officer and a director of our Company since June 2002. He received his undergraduate degree from Yale College and his law degree from the University of Southern California. After 17 years in private legal practice, Mr. Beharry joined the legal and management staff of Caradon Inc. (now Novar, Inc.), the North American corporate headquarters of Caradon plc, a $3 billion per year British building materials conglomerate. His responsibilities at Caradon included implementation of a quality improvement process in more than 30 North American operations. Mr. Beharry began working with Dr. Propper on development stage companies in 1997, and beginning in 1998 he participated in the founding of medibuy, Parentech, Inc. and numerous other businesses. In 2001 Mr. Beharry and Dr. Propper formed Chardan Ventures, LLC and Pacific Asia Ventures, LLC, both of which played a critical role in the creation and development of Mera.

STEVEN J. GOULD, PHD, CHIEF SCIENTIFIC OFFICER, has served as our Chief Science Officer since May 2002, including the time he was in that role at Aqua RM Co., Inc. prior to its merger with Mera. He is a renowned international leader in natural products chemistry who received his B.Sc. from UCLA and his Ph.D. from MIT. Following postdoctoral research in Switzerland at the ETH in Zurich, he joined the Syva Research Institute in Palo Alto, where he was involved in developing diagnostic assays for drugs. He then joined the faculty of the University of Connecticut School of Pharmacy for 8 years. This was followed by 15 years at Oregon State University in the Department of Chemistry, where Dr. Gould developed a major new program in the chemistry, biochemistry and molecular genetics of antibiotic biosynthesis. He joined Merck in 1997 to lead its division of Natural Products Drug Discovery, his principal area of responsibility with Mera. Dr. Gould has published over 117 research papers and book chapters during his distinguished career.

JEFFREY PRIMES, PRESIDENT OF NUTRACEUTICALS DIVISION, has served in that role since May 2002, including his tenure with Aqua RM Co., Inc. prior to its merger with Mera. He received his B.A. from U.C.L.A. in 1976 and his J.D. from the University of San Diego in 1979. Mr. Primes has over 20 years of business management experience at the executive level and has devoted most of his career to the sales and marketing of consumer goods in both small and medium sized consumer companies. He has directed the growth of two separate companies from $1 million in sales to over $10 million, precisely the role he is to play at Mera. Prior to joining Mera, he served as Director of Sales for Tash Inc., a $100 million general merchandise distributor, and before that he was National Sales Manager for Puritan Quartz Pharmaceuticals, a manufacturer of nutritional products and OTC pharmaceuticals. Mr. Primes is also a member of the California State Bar.

MIGUEL OLAIZOLA, PHD, RESEARCH MANAGER, received his Ph.D. in Biological Oceanography from the State University of New York at Stony Brook in 1993. Dr. Olaizola has led research in pigment biosynthesis, microalgal physiology and productivity since joining Aquasearch in 1996. He also administers our internship program and manages our quality control laboratory. Dr. Olaizola devoted his graduate and post-graduate research to the study of carotenoid biosynthesis in microalgae, primarily diatoms and cyanobacteria, the latter being a principal area of focus for Mera. During 1993 to 1995, Dr. Olaizola was a Post-Doctoral Fellow at the Joint Research Center of the European Commission in Italy. During 1995 and 1996, Dr. Olaizola was a Post-Doctoral Researcher at Scripps Institution of Oceanography, University of California, San Diego, where he studied microalgal growth and physiology. He was recently appointed as an Affiliate Professor of Aquaculture at the University of Hawaii at Hilo and Adjunct Associate Researcher at the University of Hawaii at Manoa.

RICHARD L. SHERMAN, DIRECTOR, has served as a director since April 2001. Mr. Sherman is a former deputy general counsel to SmithKline Beckman Corporation, where for 13 years he structured and negotiated major commercial transactions, acquisitions and strategic alliances. He managed SmithKline's legal department and accumulated experience in dealing with companies throughout Europe, Asia, Africa and the former Soviet Union. In 1992, he founded QED Technologies, which provides strategic advice to science-based companies in maximizing their business and technology assets. QED's clients are pharmaceutical, biotechnology, chemical, diagnostic and medical device firms, universities and independent research centers, investment groups and funds. Since 1993, Mr. Sherman has also been a principal of CIP Capital Management, an investment firm in the life-science, communications, advanced materials and financial services industries and in 2002 became a principal of CityVentures SBIC, L.P. He is Counsel to the Honolulu, HI law firm of Goodsill Anderson Quinn & Stifel and is Senior Vice President of Business Development and General Counsel of Hawaii Biotech, Inc. Mr. Sherman is a director of Biophage, a Montreal, Canada, biotechnology firm, Kenna Technologies, Inc., a Philadelphia-based in silico modeling biology company, and board member of the Sbarro Health Research Organization. He has served as director of IBAH, Inc. (now Omnicare Clinical Research), CytoMed, Inc. (acquired by Milenium Pharmaceuticvals), Sparta Pharmaceuticals (acquired by SuperGen Inc.) and the Pennsylvania Biotechnology Association. Mr. Sherman holds a law degree from the New York University School of Law. He graduated Phi Beta Kappa with a bachelor's degree from the University of Nebraska.

GREGORY F. KOWAL, DIRECTOR, has served as a director of our Company since June 2002. Mr Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset management and is on the financial advisory board of Concordia Financial, a California truck leasing servicing firm. He was also President of Hawaii Tsunami Pro Soccer Incorporated. Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration at Roosevelt included management and finance.

DIRECTOR COMPENSATION

Our directors do not receive cash for services they provide as directors. From time to time, certain directors who are not our employees have served as consultants to us, for which services they have been paid customary fees based on the value of the services rendered. The Company intends to establish an option grant program for its outside directors, but it has not yet done so. We do not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2002.

    NAME AND PRINCIPLE POSITION      YEAR ENDED OCTOBER 31,            SALARY ($)             RESTRICTED STOCK
                                                                                                AWARD(S) ($)


Richard  D.  Propper,                         2002                      $ 37,500 (1)                 $ 0
M.D.,  Chief                                  2001                        $ 0                        $ 0
Executive Officer                             2000                        $ 0                        $ 0

Mark E. Huntley, Ph.D.,                       2002                   $    119,000                    $ 0
Former President and Former Chief             2001                   $    119,000                    $ 0
Executive Officer
                                              2000                   $    115,000                    $ 0


 (1) Dr. Propper's annual salary is $150,000. Dr. Propper became Chief Executive Officer of the Company on June 17, 2002. The Company began paying Dr. Propper's salary on August 1, 2002.


OPTION GRANTS IN FISCAL 2002

No stock options were granted to our named executive officers during the fiscal year ended October 31, 2002. The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The Company plans to adopt a new stock option plan during fiscal year 2003.

STOCK OPTIONS EXERCISED DURING FISCAL 2002

No stock options were exercised by the named executive officers of the Company during fiscal 2002.

FISCAL YEAR-END OPTION VALUES

Because the Company's 1996 Stock Option Plan and all outstanding stock options were terminated during the Company's reorganization proceedings in fiscal 2002, there were no outstanding stock options held as of October 31, 2002.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2002.

DIRECTOR COMPENSATION

Our directors do not receive compensation for services they provide as directors. From time to time, certain directors who are not our employees have served as consultants to us for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of our common stock. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

EMPLOYMENT CONTRACTS

We currently do not have employment contracts with our named executive officers.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of January 14, 2002 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                                              PERCENTAGE OF
                                                                   NATURE OF                                  SHARES
                                                                   BENEFICIAL         NUMBER OF SHARES        BENEFICIALLY
DIRECTORS AND OFFICERS (1)                                         OWNERSHIP         BENEFICIALLY OWNED       OWNED     (1)
----------------------------------------------------------------------------------------------------------------------------------
Mark E. Huntley, Ph.D.
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.................................           Direct               6,252,786                  1.5%

Richard Sherman
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.................................           Direct               2,918,100                    *

Richard D. Propper, MD
c/o Mera Pharmaceuticals, Inc.
777 South Highway 101, Suite 215                                   Direct and
Solana Beach, California  92075...........................          Indirect           34,698,453 (2)                8.5%

Daniel P. Beharry
c/o Mera Pharmaceuticals, Inc.
777 South Highway 101, Suite 215                                   Direct and
Solana Beach, California  92075...........................         Indirect            31,973,695 (3)                7.9%

Gregory F. Kowal
First Honolulu Securities
900 Fort Street Mall, Suite 90
Honolulu, Hawaii  96813...................................          Indirect           25,382,670 (4)                6.2%

All directors and executive officers as a group                    Direct and
    (8 persons) ..........................................          Indirect             123,131,959                 30.0%






                                                                                                              PERCENTAGE OF
                                                                   NATURE OF                                  SHARES
                                                                   BENEFICIAL         NUMBER OF SHARES        BENEFICIALLY
5% STOCKHOLDERS                                                    OWNERSHIP         BENEFICIALLY OWNED       OWNED     (1)
----------------------------------------------------------------------------------------------------------------------------------


Earl S. Fusato
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740   ...................................           Direct              24,163,746                  5.9%


*  Less than one percent

(1) Applicable percentage of beneficial ownership is based on 406,985,118 shares outstanding as of January 14, 2003. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after January 14, 2002 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) This amount includes 17,023,372 shares held by Dr. Propper's spouse (directly or indirectly) as well as 3,440,000 shares of common stock that Dr. Propper has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising common stock warrants he holds.

(3) This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly).

(4) These shares are held in the name of Aquasearch Investment Partners, of which Mr. Kowal is a general partner.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 30, 2002, the Company issued 18,181,818 shares of common stock at $0.11 per share, for an aggregate purchase price of $2,000,000, to a Hawaiian limited liability company managed in part by Richard D. Propper, MD and Daniel
P. Beharry, both officers and directors of the Company.

On December 30, 2002, the Company issued 325 shares of Series B preferred stock at $625.00 per share, for aggregate consideration of $203,000, to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company.

During the months of July through December 2002, the Company issued various promissory notes totaling $2,750,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for investment funds borrowed by the Company. $2,076,000 of such notes were repaid subsequent to October 31, 2002 and reinvested into the Company. All three promissory notes were cancelled upon repayment and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $674,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003.

During the month of November 2002, the Company entered into various convertible promissory notes totaling $185,732 with Richard D. Propper, MD, an officer and director of the Company. The terms of the notes include interest accruing at 10% per annum and a maturity date of March 31, 2003. In addition, these convertible promissory notes carry 5% warrant coverage and call for issuance of common stock warrants to the lender equal to the face amount of the promissory notes divided by $0.05, or warrants to purchase up to 3,440,000 shares of common stock. The exercise price of the warrants is $0.05 per share and the warrants have 5 year terms. On January 10, 2003 a payment of $13,901 in principal and accrued interest was made against this obligation.

On August 1, 2002, the Company entered into a month-to-month consulting agreement with Richard L. Sherman, a director of the Company. Under the agreement Mr. Sherman is to receive $5,500 per month. Mr. Sherman was paid a total of $5,500 under this agreement during the year ended October 31, 2002.

During the months June through July 2002, the Company entered into various promissory notes totaling $117,300 with: Richard D. Propper, MD, an officer and director of the Company; Daniel P. Beharry, an officer and director of the Company; and a limited liability company which Richard D. Propper, MD and Daniel
P. Beharry, officers and directors of the Company, are managers, officers and members. Interest was accrued at 12% per annum. On July 23, 2002 such notes were repaid in full.

During the two years ended October 31, 2001, Mr. Kowal, a director and beneficial owner of over 5% of our common stock purchased 7,833,334 shares of common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,175,000 warrants with an exercise price of $0.40 per share. All of these transactions preceeded Mr. Kowal's becoming a director of the Company on June 17, 2002.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

2.1*      Plan Confirmation Hearing and Debtor's Plan of Reorganization
2.2** Certificate of Merger Merging Aquasearch, Inc., a Colorado Corporation, into Mera Pharmaceuticals, Inc., a Delaware Corporation
2.3** Certificate of Merger Merging Aqua RM Co, Inc. into Mera Pharmaceuticals, Inc.
3.1**     Certificate of Incorporation
3.2 Certificate of Designation of Series A Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.3 Certificate of Designation of Series B Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof
3.4**     Bylaws
4.1+      Form of 1996 Bridge Loan Note
4.2+      Form of 1997 Warrant
4.3++     Form of Convertible Note
4.4++     Form of Warrant
4.5++     Form of Note and Warrant Purchase Agreement
4.6       Form of Promissory Note

10.1# Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996 (terminated)
10.2# Stock Subscription Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996
10.3+ The Amended Keahole Point Facilities Use Agreement dated August 22, 1996 by and between The National Energy Laboratory of Hawaii Authority and Aquasearch, Inc.
10.4$     Letter of Intent between C. Brewer and Company Limited and Aquasearch,
          Inc.
10.5## Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated June 14, 1999
10.6$$ Common Stock Purchase Agreement (including Form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.7$$ Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.8 Sublease between the Company and Ancile Pharmaceuticals, Inc., dated August 1, 2002.
16.1*** Letter Regarding Change in Certifying Accountant. Ernst & Young Letter, dated January 24, 2002
16.2*** Letter Regarding Change in Certifying Accountant. Company Letter, dated January 16, 2002
23.1      Consent of Buttke, Bersch & Wanzek, P.C., independent auditors

* Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, dated July 3, 2002
** Incorporated by reference to the exhibits filed to the exhibits of our Current Report on Form 8-K, dated July 30, 2002.
*** Incorporated by reference to the exhibit filed with out Current Report on Form 8-K, dated January 24, 2002
+ Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996
++ Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-B filed October 28, 1998
# Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996
## Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed November 9, 1999
$ Incorporated by reference to our Current Report on Form 8-K, dated November 13, 1996
$$ Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000.



REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the last quarter of the year ended October 31, 2002:

1. June 17, 2002 (filed September 16, 2002) reporting the confirmation of the Plan of Reorganization, amended to defer the recognition of the discharge of indebtedness in bankruptcy until after all material terms of the Plan of Reorganization have been fulfilled. A condensed Balance Sheet as of June 17, 2002 (date of confirmation of the Plan of Reorganization) is included in this report on Form 8-K.

2. September 16, 2002 (filed October 1, 2002) reporting the merger between Mera Pharmaceuticals, Inc. and Aqua RM Co, Inc. as a change in control and disposition of assets.

3. September 16, 2002 (filed December 2, 2002)(Amendment 1) including pro forma financial statements as of July 31, 2002 and for the nine months ended July 31, 2002, related to the merger between Mera Pharmaceuticals, Inc. and Aqua RM Co., Inc.

4. September 16, 2002 (filed December 2, 2002)(Amendment 2) including pro forma financial statements as of July 31, 2002 and for the nine months ended July 31, 2002, related to the merger between Mera Pharmaceuticals, Inc. and Aqua RM Co., Inc.


ITEM 14.        CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our Chief Executive Officer and Interim Controller concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                              FINANCIAL STATEMENTS

                            Mera Pharmaceuticals, Inc.

CONTENTS

Report of Independent Auditors...............................................F-2

Audited Financial Statements:

Balance Sheets as of October 31, 2002 and 2001...............................F-3

Statements of Operations for the Periods November 1, 2001
through September 16, 2002 September 17, 2002 through
October 31, 2002 and the Year Ended October 31, 2001.........................F-4

Statements of Stockholders' Equity (Deficit) for the Periods
November 1, 2001 through September 16, 2002
September 17, 2002 through October 31, 2002
and the Year Ended October 31, 2001..........................................F-5

Statements of Cash Flows for the Periods November 1, 2001 through
September 16, 2002, September 17, 2002 through October 31, 2002 and the Year Ended October 31, 2001..........................................F-7

Notes to the Financial Statements............................................F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Mera Pharmaceuticals, Inc.


We have audited the accompanying balance sheets of Mera Pharameuticals, Inc. as of October 31, 2002 (Successor Company) and Aquasearch, Inc, as of October 31, 2001 (Predecessor Company) and the related statements of operations, stockholder's equity/(deficit) and cash flows for the ten and one-half months ended September 16, 2002 and the year ended October 31, 2001 (Predecessor Company) and the month and one-half ended October 31, 2002 (Successor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, effective September 16, 2002, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court, District of Hawaii and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the financial statements for periods subsequent to the reorganization are not comparable to the financial statements presented for prior periods.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2002 (Successor Company) and Aquasearch, Inc, as of October 31, 2001 (Predecessor Company) and the results of their operations and their cash flows for the ten and one-half months ended September 16, 2002 and the year ended October 31, 2001 (Predecessor Company) and the month and one-half ended October 31, 2002 (Successor Company) in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations and working capital deficit at October 31, 2002 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should be Company be unable to continue as a going concern.


/s/ Buttke, Bersch & Wanzek, P.C.
---------------------------------
Lake Havasu City, AZ
January 24, 2003



                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        Successor         Predecessor
                                                                     ---------------- -------------------
                                                                     October 31, 2002 October 31, 2001
                                                                     ---------------- -------------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                         $     40,349    $     47,398
    Accounts receivable and accrued sales, net                             611,759         101,625
    Tax receivable                                                          36,914            --
    Inventories                                                          1,001,303         535,461
    Investment receivable                                                  500,000            --
    Prepaid expenses and other                                              57,893           4,326
                                                                      ------------    ------------
Total current assets                                                     2,248,218         688,810
                                                                      ------------    ------------

Plant and equipment, net                                                 3,205,768       3,449,794
Goodwill, net                                                               66,550            --
                                                                      ------------    ------------

Total Assets                                                          $  5,520,536    $  4,138,604
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                             $    879,153    $  1,940,189
    Due to officer                                                            --           297,000
    Notes payable                                                        2,700,000       1,405,000
    Notes payable to officer                                                  --           954,362
    Deferred notes payable                                                 500,000            --
    Deferred revenue                                                       800,000            --
                                                                      ------------    ------------

Total Current Liabilities                                                4,879,153       4,596,551
                                                                      ------------    ------------

Stockholders' deficit:
    Preferred stock (5,000,000 shares authorized)                             --              --
    Common stock, $.0001 par value: 200,000,000
          shares authorized, and 122,134,419 shares issued
          and outstanding at October 31, 2001 (predecessor)                   --            13,335
    Common stock, $.0001 par value: 500,000,000
          shares authorized, and 388,803,300 shares issued
          and outstanding at October 31, 2002 (successor)                   38,880            --
    Additional paid-in capital                                           1,503,856      19,976,153
    Accumulated deficit                                                   (901,353)    (20,447,435)
                                                                      ------------    ------------

Total stockholders' equity (deficit)                                       641,383        (457,947)
                                                                      ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                  $  5,520,536    $  4,138,604
                                                                      ============    ============

          See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Successor                  Predecessor
                                             -----------------  -------------------------------------
                                             September 17, 200   November 1, 2001     Twelve Months
                                                   Through           Through              Ended
                                              October 31, 2002  September 16, 2002   October 31, 2001
                                             -----------------  -------------------------------------

Revenue
    Products                                  $      17,777    $     323,212    $     547,868
    Contract Services                                15,443          245,123          256,607
    Royalties                                        15,350           45,167          228,169
                                              -------------    -------------    -------------

Total Revenue                                        48,570          613,502        1,032,644
                                              -------------    -------------    -------------

Costs and Expenses
    Cost of products sold                            10,627          145,505          265,316
    Cost of subcontract services                     36,054          413,051          239,155
    Research and development costs                  158,299          754,408        1,759,619
    General and administrative                      302,147          933,725        2,559,565
    Depreciation                                     68,867          145,290             --
                                              -------------    -------------    -------------

Total costs and expenses                            575,994        2,391,979        4,823,655
                                              -------------    -------------    -------------

Operating loss                                     (527,424)      (1,778,477)      (3,791,011)

Other income (expense):
    Interest income                                     106              979             --
    Interest expense                                (17,891)         (85,893)        (300,560)
                                             -------------    -------------    -------------

Total other income (expense)                        (17,785)         (84,914)        (300,560)

Net loss before reorganization items               (545,209)      (1,863,391)      (4,091,571)
                                              -------------    -------------    -------------

Professional fees related to reorganization            --           (192,477)            --
                                              -------------    -------------    -------------

Net loss before income tax provision               (545,209)      (2,055,868)      (4,091,571)

Income tax expense                                   (1,400)          (7,190)            --
Refundable tax credit                                 4,719          214,910             --
                                              -------------    -------------    -------------

Net loss                                      $    (541,890)   $  (1,848,148)   $  (4,091,571)
                                              =============    =============    =============

Loss per share - basic and diluted                    (0.00)           (0.02)           (0.04)
Weighted average shares outstanding             308,803,300      122,131,237      113,475,945

             See the accompanying notes to the financial statements





                            MERA PHARMACEUTICALS, INC
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             Common                        Additional                                 Stockholders'
                                             Stock                           Paid In         Notes     Accumulated       Equity
                                             Shares            Amount        Capital      Receivable     Deficit        (Deficit)
                                             --------------------------------------------------------------------------------------

Predecessor

Balance at October 31, 2000                  105,589,076    $   11,679    $ 16,970,990    $ (29,179)   $(16,355,821)   $    597,669

Issuance of stock on conversion                5,470,343           547       1,128,432         --              --         1,128,979
   of convertible notes payable
  ($0.14 to $0.44 per share)

Sales, grants, and issuance of                11,075,000         1,109       1,733,736         --              --         1,734,845
   stock upon exercise of stock options
  ($0.10 to $0.36 per share)

Payment on notes receivable                         --            --              --         29,179            --            29,179
  issued upon exercise of common
  stock options

Discount on convertible notes payable               --            --           142,995         --              --           142,995

Loss for the year ended October 31, 2001            --            --              --           --        (4,091,571)     (4,091,571)
                                            ----------------------------------------------------------------------------------------


Balance at October 31, 2001                  122,134,419        13,335      19,976,153         --       (20,447,435)       (457,947)
                                            ----------------------------------------------------------------------------------------

Loss from November 1, 2001
  through September 16, 2002                        --            --              --           --        (1,848,148)     (1,848,148)

Elimination of prior equity                 (122,134,419)      (13,335)    (19,976,153)        --        22,295,583       2,306,095

                                            ----------------------------------------------------------------------------------------

Balance September 16, 2002                          --            --              --           --              --              --
                                            ----------------------------------------------------------------------------------------












                            MERA PHARMACEUTICALS, INC
          CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONT'D

                                             Common                        Additional                                 Stockholders'
                                             Stock                           Paid In         Notes     Accumulated       Equity
                                             Shares            Amount        Capital      Receivable     Deficit        (Deficit)
                                             --------------------------------------------------------------------------------------

Successor

Distribution of new common shares -
  September 16, 2002                         388,803,300        38,880       1,503,856         --              --         1,542,736

Loss retained in merger with
  Aqua RM Co., Inc.                                 --            --              --           --          (359,463)       (359,463)

Loss from September 17, 2002
  through October 31, 2002                          --            --              --           --          (541,890)       (541,890)

                                           -----------------------------------------------------------------------------------------

Balance at October 31, 2002                  388,803,300    $   38,880    $  1,503,856    $    --      $   (901,353)   $    641,383
                                          ==========================================================================================



             See the accompanying notes to the financial statements


                    Mera Pharmaceuticals, Inc.
                Condensed Statements of Cash Flows

                                                           Successor                  Predecessor
                                                      ------------------ -----------------------------------
                                                      September 17, 2002  November 1, 2001   Twelve Months
                                                            Through            Through            Ended
                                                       October 31, 2002  September 16, 2002 Ocotber 31, 2001
                                                      ------------------ -----------------------------------
Cash Flows from Operating Activities:
Net loss                                                 $  (541,890)   $(1,848,148)   $(4,091,571)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation                                  20,797        231,636        266,631
    Allowance on note receivable from officer                   --             --           50,000
    Expenses paid with common stock                             --             --          430,466
    Discount on convertible notes payable                       --             --          153,582
Changes in assets and liabilities, net of effects
of debt discharge and fresh start adjustments:
    Accounts receivable                                       11,139         78,727        (89,269)
    Tax receivable                                           177,996       (214,910)          --
    Inventories                                              (87,709)      (378,133)      (535,461)
    Other current assets                                     (23,894)       (29,672)        10,610
    Accounts payable and accured expenses                    (33,590)      (217,801)       768,224
    Deferred revenue                                         100,000         56,810           --
                                                         -----------    -----------    -----------
Net cash used by operating activities                       (377,151)    (2,321,491)    (3,036,788)
                                                         -----------    -----------    -----------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                   (774)        (7,633)      (269,156)
                                                         -----------    -----------    -----------
Net cash used by investing activities                           (774)        (7,633)      (269,156)
                                                         -----------    -----------    -----------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                      --             --        1,647,087
    Proceeds from short term advances                           --             --         (500,000)
    Proceeds from notes payable                              350,000      2,350,000      1,807,087
    Offering costs                                              --             --         (110,324)
                                                         -----------    -----------    -----------
Net cash provided by financing activities                    350,000      2,350,000      2,843,850
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         (27,925)        20,876       (462,094)
Cash and cash equivalents, beginning of the period            68,274         47,398        509,492
                                                         -----------    -----------    -----------
Cash and cash equivalents, end of the period             $    40,349    $    68,274    $    47,398
                                                         ===========    ===========    ===========

Supplemental non-cash information
    Conversion of notes payable to common stock          $      --      $      --      $ 1,112,087
    Increase (reduction) in notes payable to officer and        --             --          196,943
      related interest for exercise of stock options






             See the accompanying notes to the financial statements



                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           ORGANIZATION -- Mera Pharmaceuticals, Inc. (the "Company"), is the successor company to Aquasearch, Inc. Aquasearch was founded in February 1988. The Company develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology. The Company's operations are located in Kailua-Kona, Hawaii and its corporate offices are located in Solana Beach, California.

           Microalgae are a diverse group of microscopic plants comprising an estimated 30,000 species that display a wide range of physiological and biochemical characteristics. Many of these organisms are known to contain valuable substances that have identified and potential commercial applications in such fields as animal and human nutrition, food colorings, cosmetics, diagnostic products, pharmaceuticals, research grade chemicals, pigments and dyes. Microalgae grow ten times faster than the fastest growing land-based crops and represent a largely unexploited and renewable natural resource with a biodiversity comparable to that of land-based plants.

           Mera Pharmaceuticals' first commercial product, AstaFactor(R), is a nutritional supplement based on astaxanthin, a naturally occurring red pigment derived from a freshwater microalgae.

           The Company has devoted most of its efforts since inception to research and development, and accordingly was considered a development stage company until fiscal 2001.

           FRESH START ACCOUNTING -- Upon emergence from bankruptcy, the Company adopted "fresh start" accounting. As a result, all assets and liabilities were restated to reflect their respective fair values. The condensed financial statements after emergence are those of a new reporting entity (the "Successor") and are not comparable to the financial statements of the pre-confirmation company (the "Predecessor"). A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 3
- "Bankruptcy Proceedings and Fresh Start Accounting").

           CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

           FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value.

           CREDIT RISK -- It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Such funds are not insured by the Federal Deposit Insurance Corporation, however the Company considers its credit risk associated with cash and cash equivalents to be minimal.

           INVENTORIES -- Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At October 31,2002, inventories consisted of $864,944 of work in process and $136,359 of finished goods and are stated at cost.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

           REVENUE RECOGNITION -- Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized as received. The Company has adopted Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

           PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-30 years; machinery and equipment, 3-10 years).

           On September 16, 2002 in connection with the adoption of fresh start accounting, property, plant and equipment were restated at their fair values and new useful lives for such assets were estimated (see Note 3).

           IMPAIRMENT OF LONG LIVED ASSETS AND LONG LIVED ASSETS TO BE DISPOSED OF -- In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

           This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 in the fiscal year ending October 31, 2002.

           SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position or results of operations.

           INTANGIBLE ASSETS -- The Company accounts for intangible assets in accordance with SFAS 144. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

           PREFERRED STOCK -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. No preferred stock has been issued as of October 31, 2002.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

           STOCK ISSUED FOR SERVICES -- The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

           RESEARCH AND DEVELOPMENT COSTS -- Research and development costs are expensed as incurred.

           INCOME TAXES -- The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

           LOSS PER SHARE -- The Company computed basic and diluted loss per share amounts for October 31, 2002 and 2001 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

           USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           RECLASSIFICATION -- Certain prior year amounts have been reclassified to conform with the 2001 presentation.

           RECENT AUTHORITATIVE PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations." This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company adopted SFAS No. 141 as of January 1, 2002. The statement is not expected to have a material effect on the Company's financial position or results of operations.

           In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 as of January 1, 2002. The statement is not expected to have a material effect on the Company's financial position or results of operations.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001



1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The statement is not expected to have a material effect on the Company's financial position or results of operations.

           In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 during the fiscal year ending October 31, 2002. The statement is not expected to have a material effect on the Company's financial position or results of operations.

           In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for Avnet in its quarter ended December 27, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Management is assessing the impact of FIN 45.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


2. GOING CONCERN

           These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $901,353 through the year ended October 31, 2002 and current liabilities exceeded current assets by $2,630,935. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. BANKRUPTCY PROCEEDINGS AND FRESH START ACCOUNTING

           On October 30, 2001, certain creditors of the Company filed an involuntary petition under Chapter 11 of the United States Bankruptcy Code against Aquasearch, Inc. (predecessor to Mera) in United States Bankruptcy Court for the District of Hawaii. On November 30, 2001, the Company stipulated to an entry of an Order for Relief, agreeing to the jurisdiction of the Bankruptcy Court for purposes of resolving the petition. On December 3, 2001, the Company's motion to the Bankruptcy Court to incur indebtedness was granted, and Aquasearch, Inc. entered into a Debtor-in-Possession financing arrangement with certain parties. On June 17, 2002, the Bankruptcy Court confirmed the Company's Plan of Reorganization (the "Plan"). Under Chapter 11, certain claims against the Debtor accruing prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued to operate. These claims are identified in the balance sheet as "liabilities subject to compromise."

           Pursuant to the Plan, on July 25, 2002, Aquasearch, Inc., merged with Mera Pharmaceuticals, Inc., a Delaware corporation, for the purpose of changing Aquasearch's name to "Mera Pharmaceuticals, Inc." and reincorporating in Delaware. Mera Pharmaceuticals, Inc. is the surviving corporation and is considered the successor issuer to Aquasearch, Inc. under federal securities laws. Pursuant to this merger, each share of Aquasearch, Inc. common stock, issued and outstanding immediately prior to July 25, 2002, was changed and converted into one share of Mera Pharmaceuticals, Inc. common stock.

           Also pursuant to the Plan, Aqua RM Co., Inc. ("Aqua RM") merged with and into the Company on September 16, 2002 (the "Merger"). A total of 263,992,029 shares of the Company's common stock were issued to Aqua RM shareholders in consummation of this merger. In addition, 2,661,332 shares of the Company's common stock were issued pursuant to the Plan to holders of warrants of Aquasearch, Inc. that were validly issued and outstanding as of October 31, 2001. Total shares of common stock of Mera Pharmaceuticals, Inc. issued and outstanding following this Merger are 388,803,300. The merger was the final outstanding material event to achieve compliance with the requirements of the Plan, and, as such, the effective date of the Plan (the "Effective Date") was September 16, 2002, the date of this Merger. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the merger was accounted for using the purchase method of accounting.

           For reporting purposes the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Mera Pharmaceuticals, Inc. acquired all the assets and liabilities of Aqua RM, Inc. recording them at their fair value as if Mera Pharamaceuticals, Inc. remained the reporting entity. Because Mera Pharamaceuticals, Inc. is the entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


3. BANKRUPTCY PROCEEDINGS AND FRESH START ACCOUNTING (CONT'D)

           In accounting for the effects of the reorganization, the Company adopted "fresh start" accounting principles contained in the American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"). The Company applied principles contained in SOP 90-7 because after the merger with Aqua RM, existing Mera shareholders owned less than 50% of Mera's total issued and outstanding common stock and the reorganization value of Mera's assets upon completion of the Plan was less than the sum of total pre-petition liabilities allowed plus post-petition liabilities.

           Fresh start accounting principles require that the Company establish a reorganization value. Management calculated the Company's reorganization value to be $4,700,000 based on the following:

--------------------------------------------------------------------------
New notes payable                                            $  2,350,000
Commitment for additional notes                                   850,000
Common stock issued to existing
  Mera shareholders ($.0001 par value)                             13,335
Common stock issued to former
  Aqua RM shareholders ($.0001 par value)                          25,545
Additional paid in capital                                      1,461,120
--------------------------------------------------------------------------
Total                                                        $  4,700,000
--------------------------------------------------------------------------

           In accordance with fresh start accounting, the Company's tangible and intangible assets were recorded at their assumed fair value. Other intangible assets in the amount of $66,550 were established as part of fresh start accounting. Such assets are accounted for in accordance with SFAS No. 141, and as such, will be tested annually for impairment.

           The application of fresh start accounting on the Company's September 16, 2002 balance sheet is as follows:




                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                                                                  Mera
                                         Mera                                 Aqua RM CO.,     Adjustments   Pharmaceuticals
                                    Pharmaceuticals   Debt         Fresh          Inc.            For         Reorganized
                                  September 16, 2002 Discharge     Start   September 16, 2002   Merger     Setember 16, 2002
                                  ------------------------------------------------------------------------------------------
 Current assets:
     Cash and cash equivalents      (136,286)                                  204,560(d)                         68,274
     Accounts receivable, net        622,898                                       --                            622,898
     Tax receivable                  214,910                                       --                            214,910
     Notes receivable                336,904                                       --         (336,904)(e)          --
     Investment Receivable                            850,000(a)                                                 850,000
     Inventories                     913,595                                       --                            913,595
     Prepaid expenses and other       33,999                                       --                             33,999
                                  ------------------------------------------------------------------------------------------
 Total current assets              1,986,020          850,000                  204,560(d)     (336,904)        2,703,676
                                  ------------------------------------------------------------------------------------------

 Plant and equipment, net          3,221,780                                     4,009(d)                      3,225,789
 Goodwill                                                          48,310(c)                    18,240(f)         66,550

 Total assets                      5,207,800          850,000      48,310      208,569(d)     (318,664)        5,996,015
                                  ==========================================================================================

 Current liabilities:
 Liabilites not subject to
  compromise
     Accounts payable and
      accrued expenses                  629,971        58,948(b)               223,823(d)                        912,742
     Notes payable                    2,350,000                                336,904(d)     (336,904)(e)     2,350,000
     Deferred notes payable                           850,000(a)                                                 850,000
                                  ------------------------------------------------------------------------------------------

     Deferred revenue                   700,000                                                                  700,000
                                  ------------------------------------------------------------------------------------------

 Liabilites subject to
  compromise                          3,833,925     3,833,925)(b)

 Total current liabilities            7,513,896    (2,924,977)        --       560,727(d)     (336,904)        4,812,742
                                  ------------------------------------------------------------------------------------------

 Stockholders' deficit:
     Common stock, old                   13,335       (13,335)                                                     --
     Common stock, new                                 13,335                                   25,545(g)         38,880
     Common stock, ARM                                                           2,640(d)       (2,640)(g)         --
     Additional paid-in capital      19,976,153     1,503,856 (19,976,153)(c)  191,360(d)     (191,360)(g)     1,503,856
     Accumulated deficit            (22,295,584)    2,271,121 (20,024,463)(c) (546,158)(d)     186,695(h)       (359,463)
                                  ------------------------------------------------------------------------------------------


 Total stockholders'
  equity (deficit)                   (2,306,096)    3,774,977      48,310     (352,158)(d)      18,240         1,183,273
                                  ------------------------------------------------------------------------------------------

 Total Liabilities
  and Stockholders'
  Equity (Deficit)                    5,207,800       850,000      48,310      208,569(d)     (318,664)        5,996,015
                                  ======================================================================================

(a) Additional loan commitment received.

      (b) Liabilities subject to compromise forgiven as of September 16, 2002 (the effective date of the Plan) totaled $3,833,925. In accordance with SOP 90-7 the discharge of debt was allocated first to the new equity of the Company and then as gain from the forgiveness of debt. The allocation of the discharge of debt is as follows:

           -------------------------------------------------------------------
           Additional paid in capital                             $ 1,503,856
           Accounts payable (additional claims to be paid)             58,948
           Gain on forgiveness of debt (accumulated deficit)        2,271,121
           -------------------------------------------------------------------
           Total                                                   $3,833,925
           -------------------------------------------------------------------

      (c) Fresh start adjustments were made to eliminate Mera's equity and accumulated deficit accounts through the Effective Date of the Plan and after the discharge of debt. Amounts in excess of these adjustments are recorded as goodwill and are accounted for in accordance with SFAS Nos. 141 and 142 (see Note 2). All other assets are continuing to be carried at their net book value as of the Effective Date of the Plan. The calculation of the portion of goodwill calculated prior to the Merger is as follows:

               ---------------------------------------------------------------
               Elimination of accumulated deficit                $ 20,024,463
               Elimination of additional paid in capital         (19,976,153)
               ---------------------------------------------------------------
               Excess (entered as goodwill)                        $   48,310
               ---------------------------------------------------------------

       (d) Amounts recorded on the Aqua RM balance sheet as of the Merger date.

       (e) Elimination of inter-company loans made between Mera and Aqua RM.

       (f) Additional goodwill created as the result of fresh start adjustments in relation to the Merger.

       (g) Elimination of Aqua RM capital as a result of the Merger and fresh-start accounting adjustments. All outstanding shares of Aqua RM common stock were exchanged for shares of Mera common stock.

       (h) As part of the Plan, Aqua RM acquired certain claims of Mera creditors. Aqua RM recorded an expense of $186,695 in relation to such claims. As part of the Merger, Aqua RM's accumulated deficit is reduced by this amount to more accurately reflect the additional payment as satisfaction of liabilities subject to compromise.

5. RELATED PARTY TRANSACTIONS

           During the two years ended October 31, 2001, Mr. Gregory Kowal, a director and beneficial owner of over 5% of our common stock, purchased 7,833,334 shares of common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,175,000 warrants with an exercise price of $0.40 per share. All of these transactions preceded Mr. Kowal's becoming a director of the Company on June 17, 2002.

           On August 1, 2002, the Company entered into a month-to-month consulting agreement with Richard L. Sherman, a director of the Company. Under the agreement Mr. Sherman is to receive $5,500 per month. Mr. Sherman was paid a total of $5,500 under this agreement during the year ended October 31, 2002.

6. INCOME TAXES

           The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

           Since its formation the Company has incurred net operating losses. As of October 31, 2002, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

           SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. Current income tax expense is $8,590.

           The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities ("QHTB tax credit refunds"). During the year ended October 31, 2002, the Company received $182,715 in QHTB tax credit refunds. At October 31, 2002, approximately $36,914 in additional QHTB tax credit refunds were receivable.

7. COMMITMENTS AND MATERIAL AGREEMENTS

           In January 2001 the Company entered into a research and license agreement with a major university to access, manufacture, use and sell products from a microalgal collection. Under terms of the research agreement, the university is to receive reimbursement for its costs incurred in performing the research. The budget over the initial two-year term for maintenance and research work on the collection is approximately $550,000. The license agreement provides for royalties to be paid to the university on income from commercialization of products developed from the collection. During the year ended October 31, 2002, a total of $22,675 was paid under the research agreement, and $0 was paid under the license agreement.

           In June 2002, the Company entered into an Intellectual Property License and Distribution Rights Agreement with Aqua RM (the "IP License Agreement"). Under the terms of this agreement, Aqua RM is to pay the Company $100,000 for licensing certain intellectual property rights related to its product(s) to Aqua RM and $100,000 to for rights to market, distribute and sell ASTAFACTOR(R) in parts of Asia. This term of this agreement continues for as long as Aqua RM continues to use an intellectual property of the Company, unless terminated earlier.

            In June 2002, the IP License Agreement was assigned in its entirety by Aqua RM to Aqua Culture, Inc., an international business company which is co-owned by an entity which Richard D. Propper, MD and Daniel P. Beharry, officers and directors of the Company, are members, managers and officers of ("Aqua Culture, Inc."). In August 2002, the IP License Agreement was assigned by Aqua Culture, Inc. to Hainan Sunshine Bioengineering, Ltd., a joint venture made up of five separate companies, including Aqua Culture, Inc.

           In June 2002, the Company entered into a lease for an office in San Diego, California. The lease ends on May 31, 2003. Rent expense for this facility is $10,578 per month.

8. NOTES PAYABLE

           During the months of December 2001 through April 2002, the Company received $500,000 in Debtor In Possession financing from Chardan Ventures, of which Richard D. Propper, MD and Daniel P. Beharry, officers and directors of the Company, are principals, in connection with the Company's Plan of Reorganization. Interest accrued at 12% per annum. On July 23, 2002 the Debtor in Possession obligation was repaid in full.

           During the months June through July 2002, the Company entered into various promissory notes totaling $117,300 with: Richard D. Propper, MD, an officer and director of the Company; Daniel P. Beharry, an officer and director of the Company; and a limited liability company which Richard D. Propper, MD and Daniel P. Beharry, officers and directors of the Company, are managers, officers and members. Interest was accrued at 12% per annum. On July 23, 2002 such notes were repaid in full.

           During the months of July through December 2002, the Company issued various promissory notes totaling $2,750,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for investment funds borrowed by the Company. Of such promissory notes, $2,700,000 was issued prior to October 31, 2002. $2,076,000 of such notes were repaid subsequent to October 31, 2002 and reinvested into the Company. All three promissory notes were cancelled upon repayment and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $674,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003.

           The Company's total interest expense was $103,784 and $300,560 for the years ended October 31, 2002 and 2001, respectively.

           Notes outstanding prior to the filing of the involuntary Bankruptcy Petition on October 30, 2001 have been paid in the amounts provided for by the Plan, and the remaining balances were discharged. These transactions have been accounted for in conjunction with the Company's adoption of fresh start accounting (see Note 3).

9. COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

           Under the Plan, all common stock outstanding as of October 31, 2001 was converted, on a one-for-one basis, into common stock in the reorganized Company. In addition, every five valid warrants to purchase stock in the Company that were outstanding as of October 31, 2001 were converted into one share of common stock in the Company. The conversions took place upon the fulfillment of the Company's obligations under the Plan on September 16, 2002. The conversion of warrants into common stock resulted in the issuance of an additional 2,661,332shares of the Company's common stock.

           Total shares of common stock of Mera Pharmaceuticals, Inc. issued and outstanding upon the fulfillment of the of the Company's obligations under the Plan was 124,811,271. Issuance of stock in these transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the United States Bankruptcy Code. No underwriters were involved in these transactions, and no commissions were paid to any party in connection with them.

           In addition, under the Plan and as part of the merger with Aqua RM, shareholders of Aqua RM were issued 100 shares of the Company's common stock for each share of Aqua RM stock they held. A total of 263,992,029 shares of the Company's common stock were issued to Aqua RM shareholders in consummation of the Merger. The issuance took place upon the fulfillment of the Company's obligations under the Plan on September 16, 2002. The total shares of the Company's common stock issued and outstanding after the Aqua RM merger was 388,803,300.

           On June 6, 2002, the Company (as Aquasearch) issued 1,400,000 shares of common stock to Western Financial Communications, Inc., a consultant, as compensation for services. The value of the services received was accrued in the fiscal year ended October 31, 2001 based on management's estimate of the fair value of the shares issued, and a corresponding expense was recorded. As such, the amount of shares has been included in the calculation of total shares outstanding in financial statements starting with and subsequent to October 31, 2001, even though the issuance did not take place until June 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it. The shares issued to Western Financial Communications, Inc. in this transaction are among the shares converted into stock in the reorganized Company, as described in the first paragraph under this item 10.

10. STOCK OPTION PLANS

           In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provided for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. The 1996 Stock Option Plan was terminated on June 17, 2002 upon confirmation of the Company's Plan of Reorganization (see
Note 3).

11. CUSTOMER CONCENTRATION

           Sales to the Company's major customers for the year ended October 31, 2002 for customers A, B, C and D amounted to 41%, 18%, 8% and 6%.

12. PROPERTY, PLANT AND EQUIIPMENT, NET

--------------------------------------------- --------------------------------------------
                               Successor                    Predecessor
                            October 31, 2002   September 16, 2001        October 31, 2001
--------------------------------------------- --------------------------------------------
Plant                            2,616,604          3,280,474                3,280,475
Equipment                          609,961          1,105,584                1,097,952
---------------------------------------------  -------------------------------------------
                                 3,226,565          4,386,058                4,378,427
Accumulated depreciation            (20,797)      (1,160,269)                 (928,633)
--------------------------------------------- --------------------------------------------
                                 3,205,768          3,225,789                3,449,794
--------------------------------------------- --------------------------------------------

13. DEFERRED REVENUE

           In May 2002, the Company recognized revenue in the amount of $100,000 as the result of a product sale. Pursuant to the Company's revenue recognition policy, the sale was recognized upon shipment to the customer. In October 2002, the product was returned from the customer and the revenue deferred. This sale was made under contract and amounts received are not to be refunded. The returned product will be reshipped at a later date.

14. LEGAL PROCEEDINGS

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

           On March 6, 2001, the Company settled the litigation with Cyanotech without admission of liability by either party. Under the agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgae production that infringes our U.S. Patent No. 5,541,056. The Company agreed that Cyanotech's current proprietary process for producing microalgae, known as the Phytodome, does not infringe our U.S. Patent No. 5,541,056. Cyanotech will also pay undisclosed royalties to Aquasearch. The Companies agreed to dismiss all claims with prejudice that were asserted in the litigation. The Court entered an order to that effect and that our U.S. Patent No. 5,541,056 is valid and enforceable.

           Royalty income received in connection with the Cyanotech settlement for the year ended October 31, 2002 totaled $60,517.

           On October 11, 2001 a complaint was filed by Kenneth Crowder against the Company and certain unnamed individuals in the Superior Court of the State of California, Orange County, alleging breach of contract in connection with certain monies paid to the Company, and claiming damages in excess of approximately $75,000. On October 16, 2001, an action was commenced by C&J Distribution, a purchaser of ASTAFACTOR(R) product, in the Superior Court of California, San Bernadino County, against the Company, one of its officers and unnamed individuals, alleging fraud and breach of contract in connection with an alleged oral distribution agreement between the Company and plaintiff and claiming damages in the amount of $35,000. The plaintiff's have withdrawn this suit, with prejudice, and the Company considers the matter resolved.

           The Company was the debtor in an involuntary Chapter 11 Bankruptcy proceeding, commenced October 31, 2001, as described in Note 3, above.

15. SUBSEQUENT EVENTS

           During the month of November 2002, the Company entered into various convertible promissory notes totaling $185,732 with Richard D. Propper, MD, an officer and director of the Company. The terms of the notes include interest accruing at 10% per annum and a maturity date of March 31, 2003. In addition, these convertible promissory notes carry 5% warrant coverage and call for issuance of common stock warrants to the lender equal to the face amount of the promissory notes divided by $0.05, or warrants to purchase up to 3,440,000 shares of common stock. The exercise price of the warrants is $0.05 per share and the warrants have 5 year terms. On January 10, 2003 a payment of $13,901 in principal and accrued interest was made against this obligation.

           On December 2, 2002, the Company issued 80 shares of Series A preferred stock at a price of $625.00 per share, for aggregate consideration of $50,000, to an individual investor. Each share of Series A preferred stock is convertible into 10,417 shares of common stock.

           On December 30, 2002, the Company issued 18,181,818 shares of common stock at $0.11 per share, for an aggregate purchase price of $2,000,000, to a Hawaiian limited liability company managed in part by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company. .

           On December 30, 2002, the Company issued 325 shares of Series B preferred stock at $625.00 per share, for aggregate consideration of $203,000, to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company.

           On January 3, 2003, the Company entered into a Memorandum of Understanding ("MOU") setting forth the principal terms of an agreement governing the merger (the "Merger") between the Company and Ancile Pharmaceuticals, Inc., a California corporation ("Ancile"). The Company expects to consummate the Merger during the second quarter of fiscal year 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10KSB to be signed on February 13, 2002, on its behalf by the undersigned, thereunto duly authorized.

                                               MERA PHARMACEUTICALS, INC.

                                               /S/ RICHARD. D. PROPPER, MD
                                               ---------------------------------
                                               Richard D. Propper, MD
                                               Chief Executive Officer, Director
                                               and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                                Date
-----------                                             ------

/S/RICHARD D. PROPPER, MD                           January 28, 2003
--------------------------------------------
Richard D. Propper, MD
Chief Executive Officer, Director and
Chairman of the Board

/S/GREGORY F. KOWAL                                 January 28, 2003
--------------------------------------------
Gregory F. Kowal
Director

/S/ RICHARD L. SHERMAN                              January 28, 2003
--------------------------------------------
Richard L. Sherman
Director

/S/ ANTHONY E. APPLEBAUM                            January 28, 2003
--------------------------------------------
Anthony E. Applebaum
Interim Controller

                                 CERTIFICATIONS


I, Richard D. Propper, MD, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mera Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 28, 2003

/s/ RICHARD D. PROPPER, MD
----------------------------------------
Richard D. Propper, MD
Chief Executive Officer, Director and Chairman of the
Board of Directors

                                 CERTIFICATIONS


I, Anthony E. Applebaum, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mera Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2003

/s/ ANTHONY E. APPLEBAUM
-------------------------
Anthony E. Applebaum
Interim Controller