Form 10KSB/A
period 2002-10-31
MERA PHARMACEUTICALS INC
filed 2003-02-27
CIK 837490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                             (X) ANNUAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934


              FOR THE FISCAL YEAR               COMMISSION FILE
            ENDED OCTOBER 31, 2002             NUMBER 33-23460-LA


                           MERA PHARMACEUTICALS, INC.
                           (FORMERLY AQUASEARCH, INC.)
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                  DELAWARE                             04-3683628
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Mera Pharmaceuticals' revenues for its most recent fiscal year:
$662,072

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 14, 2003, was $19,417,617.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court:
Yes  [X]   No  [ ]

         The number of shares outstanding of common stock, as of October 31, 2002, was 388,803,300 shares of Common Stock, $0.0001 par value.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (check one):  [ ] Yes
                                                                     [X] No

                                EXPLANATORY NOTE

         This Amendment No. 1 to the annual report on Form 10-KSB/A is being filed to correct the disclosure of certain Notes Payable that were issued and repaid subsequent to the end of Mera Pharmaceuticals' fiscal year. The corrections are made only to the paragraphs relating to the applicable Notes Payable as follows:

         Paragraph 3 of Note 8 to the audited financial statements (Item 7 of Part II)

         Paragraph 3 of "Certain Relationships and Related Transactions" (Item 12 of Part III).


                                     Part II

ITEM 7.  FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2002 and the related statements of operations and accumulated deficit, cash flows and stockholders' equity (deficit) for the years ended October 31, 2002 and 2001 together with related notes and the report of Buttke Bersch & Wanzek, PC, independent auditors, appear on pages F-1 through F-20 of this Report.


                                    Part III

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

During the months of July through December 2002, the Company issued various promissory notes totaling $2,805,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for investment funds borrowed by the Company. $2,011,000 of such notes were repaid subsequent to October 31, 2002 and reinvested into the Company. All three promissory notes were cancelled upon repayment and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $794,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003.

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

                              FINANCIAL STATEMENTS

                            Mera Pharmaceuticals, Inc

CONTENTS

Report of Independent Auditors.............................................. F-2

Audited Financial Statements:

Balance Sheets as of October 31, 2002 and 2001.............................. F-3

Statements of Operations for the Periods
November 1, 2001 through September 16,
2002 September 17, 2002 through October 31, 2002
and the Year Ended October 31, 2001......................................... F-4

Statements of Stockholders' Equity
(Deficit) for the Periods
November 1, 2001 through September 16, 2002
September 17, 2002 through October 31, 2002
and the Year Ended October 31, 2001......................................... F-5

Statements of Cash Flows for the Periods
November 1, 2001 through September 16,
2002 September 17, 2002 through October 31, 2002
and the Year Ended October 31, 2001......................................... F-7

Notes to the Financial Statements........................................... F-8

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


/S/ Buttke, Bersch & Wanzek
    --------------------------
    Buttke, Bersch & Wanzek, P.C.
    Lake Havasu City, AZ
    January 24, 2003

                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                     Successor                Predecessor
                                                                ---------------------      ------------------
                                                                  October 31, 2002         October 31, 2001
                                                                ---------------------      ------------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                            $    40,349             $    47,398
    Accounts receivable and accrued sales, net                               611,759                 101,625
    Tax receivable                                                            36,914                       -
    Inventories                                                            1,001,303                 535,461
    Investment receivable                                                    500,000                       -
    Prepaid expenses and other                                                57,893                   4,326
                                                                         -----------             -----------
Total current assets                                                       2,248,218                 688,810
                                                                         -----------             -----------

Plant and equipment, net                                                   3,205,768               3,449,794
Goodwill, net                                                                 66,550                       -
                                                                         -----------             -----------
Total Assets                                                             $ 5,520,536             $ 4,138,604
                                                                         ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                  $ 879,153             $ 1,940,189
    Due to officer                                                                 -                 297,000
    Notes payable                                                          2,700,000               1,405,000
    Notes payable to officer                                                       -                 954,362
    Deferred notes payable                                                   500,000                       -
    Deferred revenue                                                         800,000                       -
                                                                         -----------             -----------
Total Current Liabilities                                                  4,879,153               4,596,551
                                                                         -----------             -----------

Stockholders' deficit:
    Preferred stock (5,000,000 shares authorized)                                  -                       -
    Common stock, $.0001 par value: 200,000,000
         shares authorized, and 122,134,419 shares issued
         and outstanding at October 31, 2001 (predecessor)                         -                  13,335
    Common stock, $.0001 par value: 500,000,000
         shares authorized, and 388,803,300 shares issued
         and outstanding at October 31, 2002 (successor)                      38,880                       -
    Additional paid-in capital                                             1,503,856              19,976,153
    Accumulated deficit                                                     (901,353)            (20,447,435)
                                                                         -----------             -----------
Total stockholders' equity (deficit)                                         641,383                (457,947)
                                                                         -----------             -----------

Total Liabilities and Stockholders' Equity (Deficit)                     $ 5,520,536             $ 4,138,604
                                                                         ===========             ===========

    See the accompanying notes to the financial statements


          MERA PHARMACEUTICALS, INC.
      Condensed Statements of Operations

                                                     Successor                   Predecessor
                                               -----------------------      --------------------------------------------
                                                 September 17, 2002            November 1, 2001       Twelve Months
                                                      Through                      Through                Ended
                                                  October 31, 2002            September 16, 2002     October 31, 2001
                                               -----------------------      --------------------------------------------
Revenue
   Products                                               $    17,777                  $   323,212          $   547,868
   Contract Services                                           15,443                      245,123              256,607
   Royalties                                                   15,350                       45,167              228,169
                                                          -----------                  -----------          -----------

Total Revenue                                                  48,570                      613,502            1,032,644
                                                          -----------                  -----------          -----------
Costs and Expenses
   Cost of products sold                                       10,627                      145,505              265,316
   Cost of subcontract services                                36,054                      413,051              239,155
   Research and development costs                             158,299                      754,408            1,759,619
   General and administrative                                 302,147                      933,725            2,559,565
   Depreciation                                                68,867                      145,290                    -
                                                          -----------                  -----------          -----------

Total costs and expenses                                      575,994                    2,391,979            4,823,655
                                                          ===========                  ===========          ===========

Operating loss                                               (527,424)                  (1,778,477)          (3,791,011)

Other income (expense):
   Interest income                                                106                          979                    -
   Interest expense                                           (17,891)                     (85,893)            (300,560)
                                                          -----------                  -----------          -----------

Total other income (expense)                                  (17,785)                     (84,914)            (300,560)

Net loss before reorganization items                         (545,209)                  (1,863,391)          (4,091,571)
                                                          -----------                  -----------          -----------

Professional fees related to reorganization                         -                     (192,477)                   -
                                                          -----------                  -----------          -----------

Net loss before income tax provision                         (545,209)                  (2,055,868)          (4,091,571)

Income tax expense                                             (1,400)                      (7,190)                   -
Refundable tax credit                                           4,719                      214,910                    -
                                                          -----------                  -----------          -----------

Net loss                                                   $ (541,890)                $ (1,848,148)        $ (4,091,571)
                                                          ===========                  ===========          ===========

Loss per share - basic and diluted                              (0.00)                       (0.02)               (0.04)
Weighted average shares outstanding                       308,803,300                  122,131,237          113,475,945


       See the accompanying notes to the financial statements

                    Mera Pharmaceuticals, Inc
     Condensed Statements of Stockholders' Equity (Deficit)

                                             Common                   Additional                                    Stockholders'
                                              Stock                     Paid In          Notes       Accumulated        Equity
                                             Shares        Amount       Capital       Receivable       Deficit        (Deficit)
                                         -----------------------------------------------------------------------------------------
Predecessor
Balance at October 31, 2000                105,589,076   $    11,679   $16,970,990      $ (29,179)   $ (16,355,821)      $ 597,669

Issuance of stock on conversion
   of convertible notes payable
   ($0.14 to $0.44 per share)                5,470,343           547     1,128,432              -                -       1,128,979

Sales, grants, and issuance of
   stock upon exercise of stock options
   ($0.10 to $0.36 per share)               11,075,000         1,109     1,733,736              -                -       1,734,845

Payment on notes receivable
  issued upon exercise of common
  stock options                                     -            -             -           29,179                -          29,179

Discount on convertible notes payable               -            -         142,995             -                 -         142,995

Loss for the year ended October 31, 2001            -            -             -               -        (4,091,571)     (4,091,571)
                                         ------------------------------------------------------------------------------------------

Balance at October 31, 2001                122,134,419        13,335    19,976,153             -       (20,447,435)       (457,947)
                                         ------------------------------------------------------------------------------------------
Loss from November 1, 2001 through
  September 16, 2002                                -           -             -                -        (1,848,148)     (1,848,148)

Elimination of prior equity               (122,134,419)      (13,335)  (19,976,153)            -        22,295,583       2,306,095

                                         ------------------------------------------------------------------------------------------

Balance September 16, 2002                          -            -             -               -                -              -
                                         ------------------------------------------------------------------------------------------


                            MERA PHARMACEUTICALS, INC
          Condensed Statements of Stockholders' Equity (Deficit) Con't

                                        Common                       Additional                                    Stockholders'
                                        Stock                         Paid In          Notes       Accumulated        Equity
                                        Shares          Amount         Capital       Receivable       Deficit        (Deficit)
                                     ---------------------------------------------------------------------------------------------
SUCCESSOR

Distribution of new common shares -
  September 16, 2002                  388,803,300        38,880       1,503,856              -                -      1,542,736

Loss retained in merger with
  Aqua RM Co., Inc.                            -             -               -               -         (359,463)      (359,463)

Loss from September 17, 2002 through
  October 31, 2002                             -             -               -               -         (541,890)      (541,890)

                                     ---------------------------------------------------------------------------------------------

Balance at October 31, 2002            388,803,300     $ 38,880      $ 1,503,856       $     -       $ (901,353)     $ 641,383
                                     =============================================================================================





     See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Cash Flows

                                                               Successor                           Predecessor
                                                         -----------------------    ----------------------------------------
                                                           September 17, 2002         November 1, 2001      Twelve Months
                                                                 Through                   Through              Ended
                                                            October 31, 2002         September 16, 2002   Ocotber 31, 2001
                                                         -----------------------    ----------------------------------------
Cash Flows from Operating Activities:
Net loss                                                   $ (541,890)                $ (1,848,148)        $ (4,091,571)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation                                   20,797                      231,636              266,631
    Allowance on note receivable from officer                       -                            -               50,000
    Expenses paid with common stock                                 -                            -              430,466
   Discount on convertible notes payable                           -                            -              153,582
Changes in assets and liabilities, net of effects
of debt discharge and fresh start adjustments:
    Accounts receivable                                        11,139                       78,727              (89,269)
    Tax receivable                                            177,996                     (214,910)                   -
    Inventories                                               (87,709)                    (378,133)            (535,461)
    Other current assets                                      (23,894)                     (29,672)              10,610
    Accounts payable and accured expenses                     (33,590)                    (217,801)             768,224
    Deferred revenue                                          100,000                       56,810                    -
                                                          -----------                  -----------          -----------
Net cash used by operating activities                        (377,151)                  (2,321,491)          (3,036,788)
                                                          -----------                  -----------          -----------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                    (774)                      (7,633)            (269,156)
                                                          -----------                  -----------          -----------
Net cash used by investing activities                            (774)                      (7,633)            (269,156)
                                                          -----------                  -----------          -----------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                         -                            -             1,647,087
    Proceeds from short term advances                              -                            -              (500,000)
    Proceeds from notes payable                               350,000                    2,350,000            1,807,087
    Offering costs                                                 -                            -              (110,324)
                                                          -----------                  -----------          -----------
Net cash provided by financing activities                     350,000                    2,350,000            2,843,850
                                                          -----------                  -----------          -----------

Net increase (decrease) in cash and cash equivalents          (27,925)                      20,876             (462,094)
Cash and cash equivalents, beginning of the period             68,274                       47,398              509,492
                                                          -----------                  -----------          -----------
Cash and cash equivalents, end of the period              $    40,349                  $    68,274          $    47,398
                                                          ===========                  ===========          ===========
Supplemental non-cash information
    Conversion of notes payable to common stock           $        -                   $        -           $ 1,112,087
    Increase (reduction) in notes payable to officer and           -                            -               196,943
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

         FRESH START ACCOUNTING -- Upon emergence from bankruptcy, the Company adopted "fresh start" accounting. As a result, all assets and liabilities were restated to reflect their respective fair values. The condensed financial statements after emergence are those of a new reporting entity (the "Successor") and are not comparable to the financial statements of the pre-confirmation company (the "Predecessor"). A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 3
- "Bankruptcy Proceedings and Fresh Start Accounting.")

         CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value.

         CREDIT RISK - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Such funds are not insured by the Federal Deposit Insurance Corporation, however the Company considers its credit risk associated with cash and cash equivalents to be minimal.

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

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

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

         RECENT AUTHORITATIVE PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations." This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company adopted SFAS No. 141 as of January 1, 2002. The statement is not expected to have a material effect on the Company's financial position or results of operations.

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

         For reporting purposes the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Mera Pharmaceuticals, Inc. acquired all the assets and liabilities of Aqua RM, Inc. recording them at their fair value as if Mera Pharamaceuticals, Inc. remained thereporting entity. Because Mera Pharamaceuticals, Inc. is the entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

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

         Fresh start accounting principles require that the Company establish a reorganization value. Management calculated the Company's reorganization value to be $4,700,000 based on the following:

-------------------------------------------------------------------------------------
New notes payable                                                       $  2,350,000
Commitment for additional notes                                              850,000
Common stock issued to existing Mera shareholders ($.0001 par value)          13,335
Common stock issued to former Aqua RM shareholders ($.0001 par value)         25,545
Additional paid in capital                                                 1,461,120
-------------------------------------------------------------------------------------
Total                                                                   $  4,700,000
-------------------------------------------------------------------------------------

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

         The application of fresh start accounting on the Company's September 16, 2002 balance sheet is as follows:

                                  Mera                                                                         Mera
                              Pharmaceuticals                            Aqua RM CO.,      Adjustments    Pharmaceuticals
                               Setember 16,        Debt       Fresh           Inc.              For          Reorganized
                                  2002          Discharge     Start    Setember 16, 2002      Merger       Setember 16, 2002
                              ----------------------------------------------------------------------------------------------
 Current assets:
   Cash and cash
   equivalents                    (136,286)                                   204,560(d)                         68,274
   Accounts receivable, net        622,898                                         -                            622,898
   Tax receivable                  214,910                                         -                            214,910
   Notes receivable                336,904                                         -          (336,904)(e)           -
   Investment Receivable
                                                  850,000(a)                                                    850,000
   Inventories                     913,595                                         -                            913,595
   Prepaid expenses and
    other                           33,999                                         -                             33,999
                              ----------------------------------------------------------------------------------------------
 Total current
   assets                        1,986,020        850,000                     204,560(d)      (336,904)       2,703,676
                              ----------------------------------------------------------------------------------------------
 Plant and equipment, net        3,221,780                                      4,009(d)                      3,225,789
 Goodwill                                                      48,310(c)                        18,240(f)        66,550
 Total assets                    5,207,800        850,000      48,310         208,569(d)      (318,664)       5,996,015
                              ==============================================================================================
 Current liabilities:
 Liabilites not subject to
  compromise
    Accounts payable and
    accrued exppenses              629,971         58,948(b)             223,823(d)                             912,742
    Notes payable                2,350,000                               336,904(d)           (336,904)(e)    2,350,000
    Deferred notes payable                        850,000(a)                                                    850,000
                              ----------------------------------------------------------------------------------------------
    Deferred revenue               700,000                                                                      700,000
                              ----------------------------------------------------------------------------------------------
 Liabilites subject to
   compromise                    3,833,925     (3,833,925)(b)


 Total current liabilities       7,513,896     (2,924,977)         -          560,727(d)      (336,904)       4,812,742
                              ----------------------------------------------------------------------------------------------
 Stockholders' deficit:
    Common stock, old               13,335        (13,335)                                                           -
    Common stock, new                              13,335                                       25,545(g)        38,880
    Common stock, ARM                                                           2,640(d)        (2,640)(g)          -
    Additional paid-in
     capital                    19,976,153      1,503,856(b) (19,976,1(c)    191,360(d)      (191,360)(g)    1,503,856
    Accumulated deficit        (22,295,584)     2,271,121(b) 20,024,46(c)  (546,158)(d)      186,695(h)      (359,463)
                              ----------------------------------------------------------------------------------------------
 Total stockholders'
  equity (deficit)              (2,306,096)     3,774,977      48,310        (352,158)(d)       18,240        1,183,273
                              ----------------------------------------------------------------------------------------------
 Total Liabilities and
  Stockholders'Equity
  (Deficit)                      5,207,800        850,000      48,310         208,569(d)      (318,664)       5,996,015
                              ==============================================================================================


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

     (b) Liabilities subject to compromise forgiven as of September 16, 2002 (the effective date of the Plan) totaled $3,833,925. In accordance with SOP 90-7 the discharge of debt was allocated first to the new equity of the Company and then as gain from the forgiveness of debt. The allocation of the discharge of debt is as follows:

                ---------------------------------------------------------------
                Additional paid in capital                         $ 1,503,856
                Accounts payable (additional claims to be paid)         58,948
                Gain on forgiveness of debt (accumulated deficit)    2,271,121
                ---------------------------------------------------------------
                Total                                               $3,833,925
                ---------------------------------------------------------------

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

5. RELATED PARTY TRANSACTIONS (CONT'D)

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


7. COMMITMENTS AND MATERIAL AGREEMENTS (CONT'D)

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

         During the months of July through December 2002, the Company issued various promissory notes totaling $2,805,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for investment funds borrowed by the Company. Of such promissory notes, $2,700,000 was issued prior to October 31, 2002. $2,011,000 of such notes were repaid subsequent to October 31, 2002 and reinvested into the Company. All three promissory notes were cancelled upon repayment and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $794,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003.

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

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001


12. PROPERTY, PLANT AND EQUIIPMENT, NET

                           Successor                   Predecessor
                        October 31, 2002    September 16, 2001 October 31, 2001

Plant
                           2,616,604          3,280,474              3,280,475
Equipment
                           609,961            1,105,584              1,097,952

                           3,226,565          4,386,058              4,378,427
Accumulated depreciation
                           (20,797)          (1,160,269)              (928,633)

                           3,205,768          3,225,789              3,449,794

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

         On March 6, 2001, the Company settled the litigation with Cyanotech without admission of liability by either party. Under the agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgae production that infringes our U.S. Patent No. 5,541,056. The Company agreed that Cyanotech's current proprietary process for producing microalgae, known as the Phytodome, does not infringe our U.S. Patent No. 5,541,056. Cyanotech will also pay undisclosed royalties to Aquasearch. The Companies agreed to dismiss all claims with prejudice that were asserted in the litigation. The Court entered an order to that effect and that our U.S. Patent No. 5,541,056 is valid and enforceable.
14. LEGAL PROCEEDINGS (CON'T)

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