Form 10QSB
period 2003-01-31
MERA PHARMACEUTICALS INC
filed 2003-03-24
CIK 837490

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-QSB

      (Mark one)
         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

                                       Or

         [ ] Transition Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA


                           MERA PHARMACEUTICALS, INC.
                           (FORMERLY AQUASEARCH, INC.)
             (Exact name of Registrant as specified in its charter)

                                ----------------


                 DELAWARE                                 04-3683628
     (State or other jurisdiction of             (IRS Employer Identification
      incorporation or organization)                        Number)

                        777 SOUTH HIGHWAY 101, SUITE 215
                         SOLANA BEACH, CALIFORNIA 92075
                                 (858) 847-0747
          (Address and telephone number of principal executive offices)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
         (Address and telephone number of principal operations offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [  ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES  [X]       NO  [  ]

SHARES OUTSTANDING AS OF JANUARY 31, 2003:

395,100,318 shares of $0.0001 par value common stock outstanding as of January 31, 2003

80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2003

974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2003

================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2002


                                    CONTENTS

                                                                          PAGE
PART I - FINANCIAL INFORMATION

           Item 1:  Financial Statements

                            Condensed Balance Sheets                         4

                            Condensed Statements of Operations               5

                            Condensed Statements of Cash Flows               6

                            Notes to Condensed Financial Statements          7

           Item 2:  Management's Plan of Operation

                            Management's Discussion and Analysis of
                            Financial Condition and Results of Operations   13

           Item 3.  Controls and Procedures                                 16

PART II - OTHER INFORMATION

           Item 1:  Legal Proceedings                                       16

           Item 2:  Changes In Securities                                   16

           Item 3.  Defaults Upon Senior Securities                         17

           Item 4:  Submission of Matters to a Vote of Security Holders     17

           Item 5:  Other Information                                       18

           Item 6:  Exhibits and Reports on Form 8-K                        18

           Signature                                                        19

           Certifications                                                   20

                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                   AS OF JANUARY 31, 2003 AND OCTOBER 31, 2002

        ASSETS
                                                                 January 31, 2003         October 31, 2002
                                                                    (Unaudited)              (Audited)
                                                               ----------------------   ---------------------
Current assets:
    Cash and cash equivalents                                              $ 202,021                $ 40,349
    Accounts receivable and accrued sales, net                               654,221                 611,759
    Tax receivable                                                            45,124                  36,914
    Inventories                                                            1,195,920               1,001,303
    Investment receivable                                                          -                 500,000
    Prepaid expenses and other                                                91,635                  57,893
                                                               ----------------------   ---------------------

Total current assets                                                       2,188,921               2,248,218
                                                               ----------------------   ---------------------

Plant and equipment, net                                                   3,147,949               3,205,768
Goodwill                                                                      66,550                  66,550
                                                               ----------------------   ---------------------

Total Assets                                                             $ 5,403,420             $ 5,520,536
                                                               ======================   =====================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                                  $ 965,131                 879,153
    Notes payable                                                            966,000               2,700,000
    Deferred notes payable                                                         -                 500,000
    Deferred revenue                                                         800,000                 800,000
                                                               ----------------------   ---------------------

Total Current Liabilities                                                  2,731,131               4,879,153
                                                               ----------------------   ---------------------

Stockholders' equity:
    Preferred stock, $.0001 par value: 10,000
         shares authorized, 1,054 and 0 shares issued
          and outstanding at January 31, 2003 and
         October 31, 2002, respectively                                            -                       -
    Common stock, $.0001 par value: 500,000,000
         shares authorized, 395,100,318 and 388,803,300
         shares issued and outstanding at January 31, 2003 and
         October 31, 2002, respectively                                       39,510                  38,880
    Additional paid-in capital                                             4,162,226               1,503,856
    Accumulated deficit                                                   (1,529,447)               (901,353)
                                                               ----------------------   ---------------------

Total stockholders' equity                                                 2,672,289                 641,383
                                                               ----------------------   ---------------------

Total Liabilities and Stockholders' Deficit                              $ 5,403,420             $ 5,520,536
                                                               ======================   =====================

               See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Operations
              For the Three Months Ended January 31, 2003 and 2002
                                   (Unaudited)

                                                            Successor                 Predecessor
                                                        ------------------         ------------------
                                                          Three Months               Three Months
                                                              Ended                      Ended
                                                        January 31, 2003           January 31, 2002
                                                        ------------------         ------------------
Revenues
    Products, net                                               $ 123,769                  $ 146,201
    Contract Services                                              28,739                    101,196
    Royalties                                                      29,674                     10,421
                                                        ------------------         ------------------

    Total Revenues                                                182,182                    257,818
                                                        ------------------         ------------------
Costs and Expenses
    Cost of products sold                                          29,568                     40,268
    Cost of subcontract services                                   37,599                    148,947
    Research and development costs                                230,982                    250,848
    General and administrative                                    544,213                    237,059
    Depreciation                                                    6,360                          -
                                                        ------------------         ------------------

Total costs and expenses                                          848,722                    677,122
                                                        ------------------         ------------------

Loss from operations                                             (666,540)                  (419,304)

Other income (expense):
    Interest income                                                   207                          -
    Interest expense                                              (40,982)                   (22,539)
                                                        ------------------         ------------------

Total other income (expense)                                      (40,775)                   (22,539)
                                                        ------------------         ------------------

Net loss before reorganization items                             (707,315)                  (441,843)
                                                        ------------------         ------------------
Professional fees related to reorganization                             -                    (31,417)

Net loss before extraordinary items                              (707,315)                  (473,260)

Gain on discharge of debt                                          71,009                          -
                                                        ------------------         ------------------

Net loss before income tax provision                             (636,306)                  (473,260)

Tax expense                                                             -                          -
Refundable tax credit                                               8,210                          -
                                                        ------------------         ------------------

Net loss                                                       $ (628,096)                $ (473,260)
                                                        ==================         ==================

Loss per share                                                     (0.002)                    (0.004)
Weighted average shares outstanding                           389,667,979                122,134,419





         See the accompanying notes to the financial statements

                 MERA PHARMACEUTICALS, INC.
             Condensed Statements of Cash Flows
    For the Three Months Ended January 31, 2003 and 2002
                        (Unaudited)

                                                                     Successor                      Predecessor
                                                             --------------------------       -------------------------
                                                                 Three Months Ended              Three Months Ended
                                                                 January 31, 2003                 January 31, 2002
                                                             --------------------------       -------------------------
Cash Flows from Operating Activities:
Net loss                                                                    $ (628,096)                     $ (473,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation                                                              57,819                          62,454
      Gain on discharge of debt                                                (71,009)                              -
Changes in assets and liabilities:
      Accounts receivable                                                      (42,463)                         (5,952)
      Tax receivable                                                            (8,210)                              -
      Inventories                                                             (194,617)                          3,497
      Other current assets                                                     (33,742)                        (33,754)
      Accounts payable and accured expenses                                    156,990                         195,525
                                                             --------------------------       -------------------------
Net cash used by operating activities                                         (763,328)                       (251,490)
                                                             --------------------------       -------------------------

Cash Flows from Investing Activities:
                                                                                     -                               -
                                                             --------------------------       -------------------------
Net cash used by investing activities                                                -                               -
                                                             --------------------------       -------------------------

Cash Flows from Financing Activities
      Proceeds from short-term advance                                               -                         250,000
      Proceeds from issuance of preferred stock                                659,000                               -
      Proceeds from issuance of common stock                                 2,000,000                               -
      Proceeds from notes payable                                              290,732                               -
      Payment of notes payable                                              (2,024,732)                              -
                                                             --------------------------       -------------------------
Net cash provided by financing activities                                      925,000                         250,000
                                                             --------------------------       -------------------------

Net increase (decrease) in cash and cash equivalents                           161,672                          (1,490)
Cash and cash equivalents, beginning of the period                              40,349                          47,398
                                                             --------------------------       -------------------------
Cash and cash equivalents, end of the period                                 $ 202,021                        $ 45,908
                                                             ==========================       =========================


   See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


1. GENERAL

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending October 31, 2003.

     These financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-KSB for the year ended October 31, 2002.

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

     RECENT AUTHORITATIVE PRONOUNCEMENTS -- In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company in its quarter ended January 31, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

2. GOING CONCERN

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $1,529,447 through the quarter ended January 31, 2003 and current liabilities exceeded current assets by $542,210. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to acquire the necessary capital to achieve a level of sales that will permit it to operate on the basis of revenues alone. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. INVENTORIES

     Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At January 31, 2003 inventories consisted of $804,299 of work in process and $391,621 of finished goods and are stated at their net realizable value.

4. REVENUE RECOGNITION

     Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis.

5. LOSS PER SHARE

     The Company computed basic and diluted loss per share amounts for January 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


6. NOTES PAYABLE

     During the months of July through December 2002, the Company issued various promissory notes totaling $2,805,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for funds that the Company borrowed. $2,011,000 of such notes was repaid in December 2002. The promissory notes were cancelled upon repayment of the loans, and all interest accrued on the notes was forgiven. The total interest accrued and forgiven on these notes was $71,009 ($30,127 for the current period and $40,882 for prior periods). A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the balance of $794,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003. During the quarter ended January 31, 2003, the total interest accrued on the new promissory note was $5,090.

     During the month of November 2002, the Company issued various convertible promissory notes totaling $185,732 to Richard D. Propper, MD, an officer and director of the Company. The terms of the notes include interest accruing at 10% per annum and a maturity date of March 31, 2003. The outstanding principal and interest due and payable on these notes is convertible into common stock at the per share price of $0.05. In addition, certain of these convertible promissory notes call for issuance of common stock warrants to the lender equal to the face amount of the promissory notes divided by $0.05, or warrants to purchase up to 3,440,000 shares of common stock. The exercise price of the warrants is $0.05 per share and the warrants have 5-year terms. On January 10, 2003 a payment of $13,901 in principal and accrued interest was made against this obligation, leaving a principal balance of $172,000. During the quarter ended January 31, 2003, the total interest accrued on such notes was $3,844.

7. COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

     In November 2002, the Company issued warrants to purchase up to 3,440,000 shares of common stock to Richard D. Propper, MD, an officer and director of the Company, in connection with various convertible promissory notes issued by the Company to Dr. Propper (see Note 6). The exercise price of the warrants is $0.05 per share and the warrants have 5-year terms. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 2, 2002, the Company issued 80 shares of Series A preferred stock at a price of $625.00 per share, for aggregate consideration of $50,000, to an individual investor. Each share of Series A preferred stock is convertible into 10,417 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 30, 2002, the Company issued 18,181,818 shares of common stock at a price of $0.11 per share, for aggregate consideration of $2,000,000, to a Hawaiian limited liability company. That company is managed in part by Richard
D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, but neither Dr. Propper nor Mr. Beharry has an ownership interest in that company, and they receive no compensation in connection with their management of it. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


     On December 30, 2002, the Company issued 974 shares of Series B preferred stock at a price of $625.00 per share, for aggregate consideration of $609,000, to a limited liability company. That company is managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, but neither Dr. Propper nor Mr. Beharry has an ownership interest in that Hawaiian limited liability company, and they receive no compensation in connection with their management of it. Each share of Series B preferred stock is convertible into 8,929 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     The following is a summary of the Company's common stock purchase warrants for the quarter ended January 31, 2003:

   -------------------- -------------------------- ----------------- --------------- ----------------------------
     Exercise Price      Outstanding at October         Issued         Exercised     Outstanding at January 31,
                                31, 2002                                                        2003
   -------------------- -------------------------- ----------------- --------------- ----------------------------
          $0.05                     -                   3,440,000           -                  3,440,000

                        -------------------------- ----------------- --------------- ----------------------------
                                    -                   3,440,000           -                  3,440,000
                        -------------------------- ----------------- --------------- ----------------------------

         The Company has reserved a sufficient number of shares our common stock for issuance upon exercise of the outstanding warrants.

8. STOCK OPTION PLANS

     In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provided for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. The 1996 Stock Option Plan was terminated on June 17, 2002 upon confirmation of the Company's Plan of Reorganization by the Bankruptcy Court, and the Company has not yet adopted a plan to replace it.

9. INCOME TAXES

     The Company accounts for income taxes under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method in determining income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Since its formation the Company has incurred net operating losses. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002



         The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits. As of January 31, 2003, the Company qualified for an estimated $45,124 for such credits related to eligible research and development activities.

10. PROPOSED MERGER

     On January 3, 2003, the Company entered into a Memorandum of Understanding ("MOU") setting forth the principal terms of an agreement governing the merger (the "Merger") between a wholly-owned, non-operating subsidiary of the Company and Ancile Pharmaceuticals, Inc., a California corporation ("Ancile"). In March 2003 the parties mutually agreed not to proceed with the Merger on the terms outlined in the MOU. However, the Company and Ancile continue to discuss opportunities that will be mutually advantageous to both parties.

11. RELATED PARTY TRANSACTIONS

     On August 1, 2002, the Company entered into a month-to-month consulting agreement with Richard L. Sherman, a director of the Company. Under the agreement Mr. Sherman is to receive $5,500 per month. Mr. Sherman was paid a total of $5,500 under this agreement during the three months ended January 31, 2003. This agreement was terminated on February 28, 2003.

12. COMMITMENTS

     In January 2001 the Company entered into research and license agreements with a major university to access, manufacture, use and sell products from a microalgal collection. Under terms of the research agreement, the university was to receive reimbursement for its costs incurred in performing the research. The budget over the initial two-year term for maintenance and research work on the collection was approximately $550,000, although less than $400,000 was reportedly expended. The license agreement provided for royalties to be paid to the university on income from commercialization of products developed from the collection. Both agreements expired effective December 31, 2002. During the quarter ended January 31, 2003, no amounts were paid under the research agreement or the license agreement.

     In June 2002, the Company entered into a lease for office space in San Diego, California. Rent expense for this facility was $10,578 per month. This lease terminated on February 14, 2003.

     In November 2002, the Company entered into a technical services agreement with the entity (the "Chinese Entity") that is developing a large-scale cultivation and production facility in China (the "Chinese Facility") in order to utilize the Company's intellectual property under license from the Company for the production of our product(s). Under the technical services agreement, the Company will provide technical services to the Chinese Entity to assist in the design, construction and initial operation of the Chinese Facility. The initial budget for the contract is $1,000,000 plus related expenses, with payments being conditioned upon meeting certain objectives. The term of this contract is fifteen years. No amount has been accrued for payments to be made under this contract.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


13. CONTINGENCIES

     Dr. Mark Huntley, former Chief Technical Officer of the Company, has asserted a claim that the Company involuntarily terminated his employment. The Company's position is that Dr. Huntley resigned. The parties are engaged in discussions to resolve this matter. Management does not believe that the resolution will have a material adverse effect on the Company's financial condition.

14. SUBSEQUENT EVENTS AND OTHER

     Dr. Mark Huntley resigned as the Company's Chief Technical Officer in December 2002 (see Note 13).

     Mr. Harry Dougherty tendered his resignation from the position of President of the Company, to take effect February 28, 2003. After discussions between Mr. Dougherty and Company management, the resignation was made effective as of January 31, 2003. Mr. Dougherty's resignation was not motivated by disagreements on any matter relating to operations, policies or practices.

     In February 2003, the Company assumed an existing lease of another entity for premises to use as its executive office space in Solana Beach, California. Total rent expense for the Company's executive office space is $5,987 per month through May 15, 2003 and $6,182 thereafter. Approximately 50% of that office space has a term that runs through May 14, 2004. The lease for the remainder is subject to termination upon sixty (60) days' notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes," "expects," "estimates," "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal shareholders.

     The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in our Annual Report on Form 10-KSB for a more detailed description of these significant risks and uncertainties. We caution the reader, however, that these factors may not be exhaustive.

     Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through September 16, 2002 (the date that we completed our bankruptcy proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,262,111. From September 16, 2002 through January 31, 2003 we had an accumulated deficit of $1,529,447. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the next year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

         We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies and universities that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

RESULTS OF OPERATIONS

     REVENUES. During the quarters ended January 31, 2003 and 2002, product sales of ASTAFACTOR(C), which is currently the Company's only marketed product, totaled approximately $123,769 and $146,201, respectively. Sales made through the Company's retail sales channel result from large orders placed through brokers. The timing of such orders can significantly affect the revenues that are recognized (or not recognized) in any given quarter. As a result, the amount of revenue realized from product sales in any given quarter does not necessarily relate to the rate at which the retail sales of the Company's product are occurring. The decrease in sales from the first quarter of fiscal year 2002 resulted from several large orders that we received from a single customer in the prior year. We also recognized revenues of approximately $28,739 and $101,196 for the quarters ended January 31, 2003 and 2002, respectively, from a subcontract for our work on a U.S. Department of Energy project. The decrease in revenues under this research agreement from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003 resulted from the reduction in personnel assigned to perform work under this project. It is anticipated that for subsequent quarters in fiscal 2003 the level of revenue under this subcontract will be comparable to those for the first quarter of fiscal 2002. The Company recognized royalty revenues of $29,674 and $10,421 for the quarters ended January 31, 2003 and January 31, 2002, respectively. Royalty revenues included amounts received from another company based on sales of its products. Management does not have the ability to predict at what level these royalty revenues will be received for the balance of fiscal 2003 and the first quarter of fiscal 2004.

     COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(C). Cost of products sold was approximately $29,568 and $40,268 for the quarters ended January 31, 2003 and 2002, respectively. This resulted in a gross margin of approximately $89,386 or 72% for the quarter ended January 31, 2003, and $105,933 or 72% for the quarter ended January 31, 2002. The decrease in the cost of products sold in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002 resulted primarily from lower sales volumes in fiscal year 2003. Cost of contract services include labor costs associated with the U.S. Department of Energy project. During the quarters ended January 31, 2003 and January 31, 2002, the cost of contract services was $37,599 and $148,947 respectively. The decrease from fiscal year 2002 was primarily due to the reduction in personnel performing work under this project.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development and the development of our drug discovery compound library. Research and development costs for the quarter ended January 31, 2003 were $230,982 as compared to $250,848 for the quarter ended January 31, 2002. The decrease in fiscal year 2003 was related to a shift in focus from research and development activities to production.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(C). Selling, general and administrative expenses for the first quarter of fiscal year 2003 were $544,213 as compared to $237,059 for the respective period in the first quarter of fiscal year 2002. The increase in selling, general and administrative expenses in the first quarter of fiscal year 2003 resulted from an increase in personnel and related expenses incurred to support increased operations.

     INTEREST EXPENSE. For the quarters ended January 31, 2003 and January 31, 2002, interest expense was $40,982 and $22,539, respectively. Interest expense increased in the first quarter of fiscal year 2003 due to a greater amount of outstanding debt in fiscal year 2003 as compared to the comparable period in fiscal year 2002. A portion of the interest accrued from July through December 31, 2002 was forgiven in December 2002 when a majority of the Company's outstanding debt was repaid in December 2002. The forgiveness of this interest effectively reduced the Company's net interest expense for the quarter to $5,097.

     LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations principally through public and private sales of debt and equity securities, together with revenues described above. During the three months ended January 31, 2003, we raised approximately $2,659,000 of net proceeds from the sale of shares of common stock and preferred stock and $185,732 of net proceeds from the issuance of debt securities in private placement transactions. We also repaid $2,011,000 on various promissory notes totaling $2,805,000 in principal amounts during the first quarter of fiscal year 2003. The related promissory notes were cancelled upon repayment, and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $794,000. The Company anticipates that the remaining $794,000 in notes payable will be repaid and reinvested into equity prior to the end of calendar year 2003.

     The Company is owed additional amounts under a conditional license of certain of its intellectual property rights ("IP") and the grant of the rights to distribute its products in certain geographic markets. The condition to the payment of the license and distribution rights fees is the comprehensive technical services agreement the Company entered into with the Chinese Entity in November 2002, pursuant to which the Company will provide services to support the construction of the Chinese Facility at which the IP will be used and to assist in the effective implementation of the IP. The payment of the amounts due to the Company is being withheld pending completion of the final design and commencement of construction of the Chinese Facility.

     The Company also holds a conditional subscription agreement that would result in a $500,000 equity investment prior to the end of calendar 2003, which until now has been carried as an investment receivable. Due to uncertainty regarding when the Company will meet the conditions of this investment, it is no longer reflected in the Company's financial statements.

     In addition, the Company has received a commitment from an entity for a $285,000 equity investment prior to the end of calendar 2003. Because such investment is not expected to be received during the Company's fiscal year 2003, it is not reflected in the Company's financial statements.

ITEM 3. CONTROLS AND PROCEDURES

     a. Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive office and interim controller, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined in Rule 13a-14(c) promulgated under the Exchange Act, within the 90 day period prior to the filing date of this quarterly report. Our independent auditors reviewed our evaluation and have provided comments and suggestions on the effectiveness of such disclosure controls and procedures. Based on this evaluation and review, our chief executive officer and interim controller concluded that certain deficiencies related to the lack of segregation of conflicting duties with respect to cash and sales exist. Specific deficiencies in the cash area were that the interim controller performed conflicting duties of opening mail, receiving and disbursing monies, posting payments and performing bank reconciliations. Specific deficiencies in the sales area were that the sales associate authorized and initiated the approval of sales orders, facilitated inventory shipment, determined certain sales pricing and maintained inventory. These deficiencies exist primarily as a result of the Company's small staff, making segregation of duties more difficult. However, they have been addressed and corrected by the Company through changes in internal controls described below. Also, the identified deficiencies did not result in any known errors or the need to make any financial adjustments.

     b. Changes in Internal Controls. In order to address the deficiencies determined by the Company's chief executive officer and interim controller discussed above, the Company changed certain of its internal controls related to the segregation of duties. In the cash area, the Company changed its internal controls to replace the interim controller as a bank account signatory with an employee who does not perform conflicting functions. The Company implemented that corrective action in February 2003. In the sales area, the Company changed its internal controls to require that the sales associate receive approval from the president of the Company's nutraceuticals division for all sales orders above a certain minimum quantity, and that another employee who does not perform conflicting functions maintain inventory. The Company implemented those corrective actions in February 2003.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

     In November 2002, the Company issued warrants to purchase up to 3,440,000 shares of common stock to Richard D. Propper, MD, an officer and director of the Company, in connection with various convertible promissory notes issued by the Company to Dr. Propper. The outstanding principal and interest due and payable on these notes is convertible into common stock at the per share price of $0.05. The exercise price of the warrants is $0.05 per share and the warrants have 5-year terms. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 2, 2002, the Company issued 80 shares of Series A preferred stock at a price of $625.00 per share, for aggregate consideration of $50,000, to an individual investor. Each share of Series A preferred stock is convertible into 10,417 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 11, 2002, the Company issued a promissory note to a limited liability company for $50,000 in funds invested by that company through a certain Hawaiian investor. The terms of this note included interest payable at 6% per annum and a maturity date of December 31, 2002. This note was repaid in full on December 30, 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 23, 2002, the Company issued a promissory note to a limited liability company for $55,000 in funds invested by that company through certain Hawaiian investors. The terms of this note include interest payable at 6% per annum and a maturity date of December 31, 2002. This note was repaid in full on December 30, 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 30, 2002, the Company issued 18,181,818 shares of common stock at a price of $0.11 per share, for aggregate consideration of $2,000,000, to a Hawaiian limited liability company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On December 30, 2002, the Company issued 974 shares of Series B preferred stock at a price of $625.00 per share, for aggregate consideration of $609,000 to a limited liability company. Each share of Series B preferred stock is convertible into 8,929 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 6, 2003 a majority of the common stockholders of the Company took action by written consent to authorize the amendment of the Company's certificate of incorporation to increase the authorized common stock of the Company from 500,000,000 shares to 750,000,000 shares. This action was taken in anticipation of the merger between the Company's wholly-owned subsidiary and Ancile Pharmaceuticals, Inc. Of the total 406,985,118 shares of common stock outstanding at the time the action was taken, 211,619,476 shares were voted in favor of such action. No vote was solicited from holders of the remaining 195,365,642 outstanding shares of common stock. No further action was taken on this matter and the Company's certificate of incorporation was not amended to reflect this action due to the mutual agreement of the parties to terminate the Merger negotiations.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

10.1 Technical Services Contract, dated November 9, 2002, between the Company and Hainan Sunshine Marine Bioengineering Co., Ltd.

99.1 Certification of Richard D. Propper, MD pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Certification of Anthony E. Applebaum pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K

The following reports of Form 8-K were filed during the quarter for which list report is filed:

September 16, 2002 (filed November 27, 2002) as Amendment No. 1 to Report on Form 8-K filed on October 1, 2002) reporting the acquisition/disposition of assets between the Company and Aqua RM Co., Inc. and amending the Report on 8-K filed on October 1, 2002 to include unaudited combined pro forma financial statements which give effect to the merger between the Company and Aqua RM Co., Inc.

September 16, 2002 (filed December 12, 2002) as Amendment No. 1 to Report on Form 8-K filed on November 27, 2002) reporting the acquisition/disposition of assets between the Company and Aqua RM Co., Inc. and amending the Report on 8-K filed on November 27, 2002 to amend the unaudited combined pro forma financial statements which give effect to the merger between the Company and Aqua RM Co., Inc.

September 16, 2002 (filed December 12, 2002) as Amendment No. 2 to Report on Form 8-K filed on November 27, 2002) reporting the acquisition/disposition of assets between the Company and Aqua RM Co., Inc. and amending the Report on 8-K filed on November 27, 2002 to include an authorized Company signature inadvertently left off the previous filing. This Report on Form 8-K/A includes unaudited combined pro forma financial statements which give effect to the merger between the Company and Aqua RM Co., Inc.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MERA PHARMACEUTICALS, INC.

Dated:  March 24, 2003                  by: /S/ RICHARD D. PROPPER, MD
                                            --------------------------------
                                            Richard D. Propper, MD
                                            Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003

\s\RICHARD D. PROPPER, MD
----------------------------------------
Richard D. Propper, MD
Chief Executive Officer

                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

\s\ANTHONY E. APPLEBAUM
---------------------------------------
Anthony E. Applebaum
Interim Controller