Form 10QSB
period 2003-04-30
MERA PHARMACEUTICALS INC
filed 2003-06-20
CIK 837490

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

      (Mark one)
           [X] Quarterly Report Under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003
                                                               Or
           [ ] Transition Report Under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA

                                -------------------

                           MERA PHARMACEUTICALS, INC.
                           (FORMERLY AQUASEARCH, INC.)
             (Exact name of Registrant as specified in its charter)

                               -------------------

            DELAWARE                                    04-3683628
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]


395,100,318 shares of $0.0001 par value common stock outstanding as of April 30, 2003
================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2003


                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

            Item 1:  Financial Statements

                          Condensed Balance Sheets                             3

                          Condensed Statements of Operations                   4

                          Condensed Statements of Cash Flows                   6

                          Notes to Condensed Financial Statements              7

            Item 2:  Management's Plan of Operation

                          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                 13

            Item 3.  Controls and Procedures                                  16

PART II - OTHER INFORMATION

            Item 1:  Legal Proceedings                                        17

            Item 2:  Changes In Securities                                    17

            Item 3.  Defaults Upon Senior Securities                          17

            Item 4:  Submission of Matters to a Vote of Security Holders      17

            Item 5:  Other Information                                        18

            Item 6:  Exhibits and Reports on Form 8-K                         18

            Signature                                                         18

            Certifications                                                    19

                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                    AS OF APRIL 30, 2003 AND OCTOBER 31, 2002

                                     ASSETS
                                                               April 30, 2003  October 31, 2002
                                                                (Unaudited)       (Audited)
                                                               --------------  ----------------
Current assets:
    Cash and cash equivalents                                   $    28,835    $    40,349
    Accounts receivable and accrued sales, net                      692,872        611,759
    Tax receivable                                                   46,471         36,914
    Inventories                                                   1,254,541      1,001,303
    Investment receivable                                              --          500,000
    Prepaid expenses and other                                       63,973         57,893
                                                                -----------    -----------

Total current assets                                              2,086,692      2,248,218
                                                                -----------    -----------

Plant and equipment, net                                          3,087,086      3,205,768
Goodwill                                                             66,550         66,550
                                                                -----------    -----------

Total Assets                                                    $ 5,240,328    $ 5,520,536
                                                                ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                       $ 1,066,660        879,153
    Notes payable                                                 1,018,050      2,700,000
    Deferred notes payable                                             --          500,000
    Deferred revenue                                                919,632        800,000
                                                                -----------    -----------

Total Current Liabilities                                         3,004,342      4,879,153
                                                                -----------    -----------

Stockholders' equity:
    Preferred stock, $.0001 par value: 5,000,000
          shares authorized, 1,054 and 0 shares issued
           and outstanding at April 30, 2003 and
          October 31, 2002, respectively                               --             --
    Common stock, $.0001 par value: 500,000,000
          shares authorized, 395,100,318 and 388,803,300
          shares issued and outstanding at April 30, 2003 and
          October 31, 2002, respectively                             39,510         38,880
    Additional paid-in capital                                    4,162,226      1,503,856
    Accumulated deficit                                          (1,965,750)      (901,353)
                                                                -----------    -----------

Total stockholders' equity                                        2,235,986        641,383
                                                                -----------    -----------

Total Liabilities and Stockholders' Equity                      $ 5,240,328    $ 5,520,536
                                                                ===========    ===========

         See the accompanying notes to the financial statements



                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Operations
               For the Three Months Ended April 30, 2003 and 2002
                                   (Unaudited)

                                                  Successor        Predecessor
                                                --------------    --------------
                                                 Three Months      Three Months
                                                    Ended             Ended
                                                April 30, 2003    April 30, 2002
                                                --------------    --------------
Revenues
    Products, net                                $      28,207    $     125,406
    Contract Services                                   60,069           81,691
    Royalties                                           43,608           18,653
                                                 -------------    -------------

    Total Revenues                                     131,884          225,750
                                                 -------------    -------------

Costs and Expenses
    Cost of products sold                                6,560           33,711
    Cost of subcontract services                       109,229          169,000
    Research and development costs                      55,616           82,455
    General and administrative                         312,885          362,823
    Depreciation                                        53,986             --
                                                 -------------    -------------

Total costs and expenses                               538,276          647,989
                                                 -------------    -------------

Loss from operations                                  (406,392)        (422,239)

Other income (expense):
    Interest and other income                            1,111             --
    Interest expense                                   (31,540)         (12,948)
                                                 -------------    -------------

Total other income (expense)                           (30,429)         (12,948)
                                                 -------------    -------------

Net loss before reorganization items                  (436,821)        (435,187)
                                                 -------------    -------------

Professional fees related to reorganization               --            (62,148)

Net loss before extraordinary items                   (436,821)        (497,335)

Gain on discharge of debt                                 --               --
                                                 -------------    -------------

Net loss before income tax provision                  (436,821)        (497,335)

Tax expense                                               --               --
Refundable tax credit                                    1,347             --
                                                 -------------    -------------

Net loss                                         $    (435,474)   $    (497,335)
                                                 =============    =============

Loss per share                                          (0.001)          (0.004)
Weighted average shares outstanding                395,100,318      122,131,919

               See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Operations
                For the Six Months Ended April 30, 2003 and 2002
                                   (Unaudited)

                                                  Successor        Predecessor
                                                --------------    --------------
                                                 Six Months        Six Months
                                                    Ended             Ended
                                                April 30, 2003    April 30, 2002
                                                --------------    --------------
Revenues
    Products, net                                $     151,976    $     271,607
    Contract Services                                   88,808          182,887
    Royalties                                           73,282           29,074
                                                 -------------    -------------

    Total Revenues                                     314,066          483,568
                                                 -------------    -------------

Costs and Expenses
    Cost of products sold                               36,343           73,979
    Cost of subcontract services                       146,861          317,947
    Research and development costs                     286,597          333,303
    General and administrative                         857,681          599,882
    Depreciation                                        60,346             --
                                                 -------------    -------------

Total costs and expenses                             1,387,828        1,325,111
                                                 -------------    -------------

Loss from operations                                (1,073,762)        (841,543)

Other income (expense):
    Interest and other income                            1,319             --
    Interest expense                                   (72,521)         (35,487)
                                                 -------------    -------------

Total other income (expense)                           (71,202)         (35,487)
                                                 -------------    -------------

Net loss before reorganization items                (1,144,964)        (877,030)
                                                 -------------    -------------

Professional fees related to reorganization               --            (93,565)

Net loss before extraordinary items                 (1,144,964)        (970,595)

Gain on discharge of debt                               71,009             --
                                                 -------------    -------------

Net loss before income tax provision                (1,073,955)        (970,595)

Tax expense                                               --               --
Refundable tax credit                                    9,557             --
                                                 -------------    -------------

Net loss                                         $  (1,064,398)   $    (970,595)
                                                 =============    =============

Loss per share                                          (0.003)          (0.008)
Weighted average shares outstanding                394,050,815      122,132,752



               See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         Successor      Predecessor
                                                     ---------------- ----------------
                                                     Six Months Ended Six Months Ended
                                                      April 30, 2003  April 30, 2002
                                                     ---------------- ----------------
Cash Flows from Operating Activities:
Net loss                                               $(1,064,398)   $  (970,595)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Depreciation                                        122,601        124,017
       Gain on discharge of debt                           (71,009)          --
Changes in assets and liabilities:
       Accounts receivable                                 (81,112)        49,664
       Tax receivable                                       (9,557)          --
       Inventories                                        (253,238)       (25,204)
       Other current assets                                 (6,080)       (33,853)
       Accounts payable and accrued expenses               258,516        304,741
       Deferred revenue                                    119,632
                                                       -----------    -----------
Net cash used by operating activities                     (984,645)      (551,230)
                                                       -----------    -----------

Cash Flows from Investing Activities:
       Purchases of fixed assets                            (3,919)          --
                                                       -----------    -----------
Net cash used by investing activities                       (3,919)          --
                                                       -----------    -----------

Cash Flows from Financing Activities
       Proceeds from short-term advance                       --          500,000
       Proceeds from issuance of preferred stock           659,000           --
       Proceeds from issuance of common stock            2,000,000           --
       Proceeds from notes payable                         348,232           --
       Payment of notes payable                         (2,030,182)          --
                                                       -----------    -----------
Net cash provided by financing activities                  977,050        500,000
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       (11,514)       (51,230)
Cash and cash equivalents, beginning of the period          40,349         47,398
                                                       -----------    -----------
Cash and cash equivalents, end of the period           $    28,835    $    (3,832)
                                                       ===========    ===========




             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002



1.          GENERAL

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods presented are not necessarily indicative of the operating results anticipated for the fiscal year ending October 31, 2003.

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

2.         GOING CONCERN

           These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $1,965,750 through the quarter ended April 30, 2003 and current liabilities exceeded current assets by $917,650. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to acquire the necessary capital to achieve a level of sales that will permit it to operate on the basis of revenues alone. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3.         INVENTORIES

           Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At April 30, 2003 inventories consisted of $913,559 of work in process and $340,982 of finished goods and are stated at their net realizable value.

4.         REVENUE RECOGNITION

           Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002




5.         LOSS PER SHARE

           The Company computed basic and diluted loss per share amounts for April 30, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.

6.         NOTES PAYABLE

           During the months of July through December 2002, the Company issued various promissory notes totaling $2,805,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for funds that the Company borrowed. $2,011,000 of such notes was repaid in December 2002. The promissory notes were cancelled upon repayment of the loans, and all interest accrued on the notes was forgiven. The total interest accrued and forgiven on these notes was $71,009. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the balance of $794,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003. During the six months ended April 30, 2003, the total interest accrued on the new promissory note was $30,285 of which $25,189 was attributable to the quarter ended April 30, 2003.

           During the month of November 2002, the Company issued various convertible promissory notes totaling $185,732 to Richard D. Propper, MD, an officer and director of the Company. On January 10, 2003 a payment of $13,901 in principal and accrued interest was made against this obligation, leaving a principal balance of $172,000. The terms of the notes include interest accruing at 10% per annum. The notes matured on March 31, 2003. An extended maturity date is currently being negotiated. The outstanding principal and interest due and payable on these notes is convertible into common stock at the per share price of $0.05 at the lender's option. In addition, certain of these convertible promissory notes call for issuance of common stock warrants to the lender equal to the face amount of the promissory notes divided by $0.05, or warrants to purchase up to 3,440,000 shares of common stock. The exercise price of the warrants is $0.05 per share and the warrants have 5-year terms. During the six months ended April 30, 2003, the total interest accrued on such notes was $7,595.

           During the month of April 2003, the Company entered into a line of credit agreement with Aquasearch Investment Partners, a general partner of which is Gregory F. Kowal, a director of the Company. Under the credit agreement, the Company may borrow up to $125,000 from Aquasearch Investment Partners at an annual interest rate of 10%. The credit agreement also provides for the issuance of warrants to purchase shares of the Company's common stock at a price of $0.05 per share. The total number of shares subject to purchase on those conditions is dependent upon the maximum balance outstanding under the line of credit during its term. As of April 30, 2003, no warrants had been issued under this agreement.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002


7.           COMMON STOCK, PREFERRED STOCK AND STOCK PURCHASE WARRANTS

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

           The following is a summary of the Company's outstanding common stock purchase warrants for the quarter ended April 30, 2003:

--------------- ------------------ ---------------------------------------------
Exercise Price     Outstanding at       Issued     Exercised     Outstanding at
                   October 31,2002                               April 30, 2003
--------------- ------------------- ------------- ------------ -----------------
      $0.05               -            3,440,000        -          3,440,000

                ------------------- ------------- ------------ -----------------
                          -            3,440,000        -          3,440,000
                ------------------- ------------- ------------ -----------------

           The Company has reserved a sufficient number of shares of its authorized common stock for issuance upon exercise of the outstanding warrants.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002




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

           The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits. As of April 30, 2003, the Company qualified for an estimated $46,000 for such credits related to eligible research and development activities.

10.        PROPOSED MERGER

           On January 3, 2003, the Company entered into a Memorandum of Understanding ("MOU") setting forth the principal terms of an agreement governing the merger (the "Merger") between a wholly-owned, non-operating subsidiary of the Company and Ancile Pharmaceuticals, Inc., a California corporation ("Ancile"). In March 2003 the parties mutually agreed not to proceed with the Merger on the terms outlined in the MOU. However, the Company and Ancile remain open to opportunities that will be mutually advantageous to both parties.

11.         RELATED PARTY TRANSACTIONS

           On August 1, 2002, the Company entered into a month-to-month consulting agreement with Richard L. Sherman, a director of the Company. Under the agreement Mr. Sherman was to receive $5,500 per month. This agreement was terminated on February 28, 2003. No amounts were paid to Mr. Sherman under this agreement during the three months ended April 30, 2003.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002


           On March 27, 2003, the Company entered into a sales agreement with Aquasearch Investment Partners ("AIP"), a general partner of which is Gregory F. Kowal, a Company director. Under the agreement AIP purchased 10,000 bottles of THE ASTAFACTOR(R) Sports Formula for $7.60 per bottle, or an aggregate price of $76,000. AIP then cosigned the product back to the Company to be resold in the commercial market. AIP will receive $8.35 for each bottle the Company resells under this agreement on AIP's behalf. Based on the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition of revenue in financial statements, the Company has deferred recognition of revenue from this transaction until the Company resells the product in the commercial market.

12.        COMMITMENTS

           In January 2001 the Company entered into research and license agreements with a major university to access, manufacture, use and sell products from a microalgal collection. Under terms of the research agreement, the university was to receive reimbursement for its costs incurred in performing the research. The budget over the initial two-year term for maintenance and research work on the collection was approximately $550,000, although less than $400,000 was reportedly expended. The license agreement provided for royalties to be paid to the university on income from commercialization of products developed from the collection. No commercialization of products occurred under that license. Both agreements expired effective December 31, 2002, and the Company is not incurring any ongoing expense associated with these agreements. The amount due to the university under the expired research agreement remains in dispute, though the financial statements reflect the full amount for which the university has billed the Company. During the six months ended April 30, 2003, no amounts were paid under the research agreement or the license agreement.

           In June 2002, the Company entered into a lease for office space in San Diego, California. Rent expense for this facility was $10,578 per month. This lease terminated on February 14, 2003.

           In November 2002, the Company entered into a technical services agreement with the entity (the "Chinese Entity") that is developing a large-scale cultivation and production facility in China (the "Chinese Facility") in order to utilize the Company's intellectual property under license from the Company for the production of our product(s). Under the technical services agreement, the Company will provide technical services to the Chinese Entity to assist in the design, construction and initial operation of the Chinese Facility. The initial budget for the contract is $1,000,000 plus related expenses, with some payments being conditioned upon the Company's meeting certain objectives. The term of this contract is fifteen years. No amount has been accrued for payments to be received under this contract.

           In February 2003, the Company assumed an existing lease of another entity for premises to use as its executive office space in Solana Beach, California for the remaining term of that lease. Total rent expense for the Company's executive office space was $5,987 per month through May 15, 2003. The Company terminated the lease for approximately 50% of the space effective May 31, 2003. The remaining space has a term that runs through May 14, 2004 and a monthly rent expense of approximately $3,200.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002


13.        CONTINGENCIES

           Dr. Mark Huntley, former Chief Technical Officer of the Company, has asserted a claim that the Company involuntarily terminated his employment. The Company's position is that Dr. Huntley resigned. The parties are engaged in discussions to resolve this matter. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition.

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

           At its meeting held on May 23, 2003, the Board of Directors authorized the issuance of stock to Gregory F. Kowal, a member of the Board, in consideration of his efforts in securing equity investment for the Company in December 2002. The total number of shares of stock issuable to Mr. Kowal is 264,333.

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

           Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through September 16, 2002 (the date that we completed our bankruptcy proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,262,111. From September 16, 2002 through April 30, 2003 we had an accumulated deficit of $1,965,750. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the current fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

           REVENUES. During the quarters ended April 30, 2003 and 2002, product sales of ASTAFACTOR(R), which is currently the Company's only marketed product, totaled $28,207 and $125,406, respectively. During the six months ended April 30, 2003 and 2002, product sales of ASTAFACTOR(R), totaled approximately $151,976 and $271,607 respectively.

           Sales made through the Company's retail sales channel result from large orders placed through brokers, which in turn supply the demand at the retail outlet level. The timing of such orders can significantly affect the revenues that are recognized (or not recognized) in any given quarter. As a result, the amount of revenue realized from product sales in any given quarter does not necessarily relate to the rate at which the retail sales of the Company's product are occurring. As the number of retail outlets and the rate of sales of the Company's products increases, the revenue stream should become more regular, though some degree of variation will always exist. The higher sales figures for the first half of fiscal year 2002 resulted from large orders that we received from our distributors and higher than normal direct sales.

           During the quarter ended April 30, 2003 the Company received sales orders for approximately $42,000 on which revenue was not recognized due to certain return provisions. The Company will evaluate in future quarters when sales are confirmed by the distributor, if it is appropriate to recognize revenue from these orders.

           We recognized revenues of approximately $60,069 and $81,691 for the quarters ended April 30, 2003 and 2002, respectively, from a subcontract for our work on a U.S. Department of Energy ("DOE") project. For the six months ended April 30, 2003 and 2002, revenues from the DOE project were $88,808 and $182,997 respectively. The decrease in revenues under this research agreement for the first half of fiscal year 2003 in comparison to the first half of fiscal year 2002 resulted from the reduction in personnel assigned to perform work under this project.

           Royalty revenues for the quarters ended April 30, 2003 and 2002 were of $43,608 and $18,653 respectively. For the six months ended April 30, 2003 and 2002, royalty revenues were $73,282 and $29,074 respectively. Royalty revenues included amounts received from another company based on sales of its products. Management does not have the ability to predict at what level these royalty revenues will be received for the balance of fiscal 2003.

           In November 2002, the Company entered into a technical services agreement with a Chinese joint venture to assist the joint venture in the design and construction of a large cultivation and processing facility in Hainan, China. The same Chinese joint venture had previously entered into a license and distribution agreement with the Company to utilize our intellectual property to produce AstaFactor(r) and to distribute AstaFactor(r) in China. Under the terms of the consulting agreement, the Company is to receive payments of up to $1 million in exchange for consulting services, with the actual budget to be finalized. Construction of the Hainan facility has not yet begun, in large measure due to the fact that the rate of sales of AstaFactor(r) in the United States does not yet justify expansion beyond our Kona facility. It has also taken the Chinese joint venture longer than anticipated to obtain approval for distribution of AstaFactor(r) in China. The Company does not expect to receive any revenue under the technical services agreement until construction of the Hainan facility begins. The Company's accumulated inventory, together with its existing production capacity in Kona, is sufficient to ensure the ability to meet customer demands for the foreseeable future.

           COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R). Cost of products sold was approximately $6,560 and $33,711 for the quarters ended April 30, 2003 and 2002, respectively. This resulted in a gross margin of approximately $21,647 or 77% for the quarter ended April 30, 2003, and $91,695 or 73% for the quarter ended April 30, 2002. Cost of products sold was $36,343 and $73,979 for the six months ended April 30, 2003 and 2002, respectively. This resulted in a gross margin of $115,633 or 76% for the six months ended April 30, 2003, and $197,628 or 73% for the six months ended April 30, 2002.

           The decrease in overall cost of products sold in the first half of fiscal year 2003 as compared to the first half of fiscal year 2002 resulted primarily from lower sales volumes. The increase in gross margin percentage in the first half of fiscal year 2003 as compared to the first half of fiscal year 2002 resulted from sales to retail consumers which have a higher profit margin when compared to sales made to product distributors.

           Cost of contract services include labor costs associated with the U.S. Department of Energy project. During the quarters ended January 31, 2003 and January 31, 2002, the cost of contract services was $109,229 and $169,000 respectively. During the six months ended January 31, 2003 and January 31, 2002, the cost of contract services was $146,861 and $317,947 respectively. The decrease in costs in fiscal year 2003 was primarily due to the reduction in personnel hours devoted to this project.

           RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development. Research and development costs for the quarter ended April 30, 2003 were $55,616 as compared to $82,455 for the quarter ended April 30, 2002. During the six months ended April 30, 2003 research and development costs were $286,597 as compared to $333,303 for the six months ended April 30, 2002. The decrease in costs in fiscal year 2003 resulted from cost control measures instituted by the Company.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the second quarter of fiscal year 2003 were $312,885 as compared to $362,823 for the respective period of fiscal year 2002. The decrease in selling, general and administrative expenses in the second quarter of fiscal year 2003 as compared to the comparable period in the prior year resulted from cost control measures instituted by the Company.

           For the six months ended April 30, 2003 general and administrative expenses were $857,681 as compared to $599,282 for the respective period of fiscal year 2002. The increase in overall general and administrative expenses in the first half of fiscal year 2003 resulted from an increase in personnel and related expenses incurred to support increased operations following the Company's emergence from bankruptcy through its Chapter 11 reorganization, which was completed just prior to the beginning of fiscal 2003.

           During the second quarter of fiscal 2003 the Company instituted various cost control measures that resulted in a reduction in ongoing general and administrative expenses. The cost control measures caused general and administrative expenses to decrease by $231,328, or 43%, from $544,213 for the first quarter of 2003 to $312,885 for the second quarter of 2003.

           INTEREST EXPENSE. For the quarters ended April 30, 2003 and 2002, interest expense was $31,540 and $12,948, respectively. Interest expense increased in the second quarter of fiscal year 2003 due to a greater amount of outstanding debt as compared to the comparable period in fiscal year 2002.

           LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations principally through public and private sales of debt and equity securities, together with revenues described above. During the three months ended April 30, 2003 we borrowed $49,000 under a line of credit agreement with AIP, of which Gregory F. Kowal, a director of the Company, is a general partner. Under the credit agreement, the Company may borrow up to $125,000 from Aquasearch Investment Partners at an annual interest rate of 10%. The principal amount outstanding under that credit agreement as of April 30, 2003, was $49,000. The credit agreement also provides for the issuance of warrants to purchase shares of the Company's common stock at a price of $0.05 per share. The total number of shares available to purchase on those terms is dependent upon the maximum balance outstanding under the line of credit during its term. No warrants were issued under the agreement during the quarter ended April 30, 2003.

           The Company is owed additional amounts under a conditional license of certain of its intellectual property rights ("IP") and the grant of the rights to distribute its products in certain geographic markets. The condition to the payment of the license and distribution rights fees is the performance of the comprehensive technical services agreement the Company entered into with the Chinese Entity in November 2002, pursuant to which the Company will provide services to support the construction of the Chinese Facility at which the IP will be used and to assist in the effective implementation of the IP.

           In addition, the Company has received a conditional commitment from an entity for a $285,000 equity investment prior to the end of calendar 2003. The Company believes that the condition associated with that investment will be met and the investment will be received. However, because such investment is not expected to be received during the Company's fiscal year 2003, it is not reflected in the Company's financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

           a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our chief executive officer and controller, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined in Rule 13a-14(c) promulgated under the Exchange Act, within the 90 day period prior to the filing date of this quarterly report.

           After review and evaluation, management has concluded that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the Securities and Exchange Commission.

           b. CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to our most recent evaluation. Management found that no corrective actions with regard to any significant deficiency or material weakness in our internal controls needed to be implemented at this time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company is not a party to any legal proceeding.

ITEM 2. CHANGES IN SECURITIES - During the fiscal quarter ended April 30, 2003, the Company entered into a revolving line of credit agreement with Aquasearch Investment Partners ("AIP"). As part of the agreement, the Company will issue warrants to AIP. The number of shares subject to purchase is equal to the highest outstanding principal balance under the line of credit divided by $0.05. The warrants have an exercise price of $0.05 per share and a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

99.1 Certification of Richard D. Propper, MD pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Anthony E. Applebaum pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K

No reports of Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERA PHARMACEUTICALS, INC.

Dated:  June 19, 2003                        by: /S/ RICHARD D. PROPPER, MD
                                                 --------------------------
                                                Richard D. Propper, MD,
                                                Chief Executive Officer

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

Date:  June 19, 2003

/s/RICHARD D. PROPPER, MD
-------------------------
Richard D. Propper, MD
Chief Executive Officer

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

Date:  June 19, 2003

/s/ANTHONY E. APPLEBAUM
-----------------------
Anthony E. Applebaum
Controller