Form 10QSB
period 2003-07-31
MERA PHARMACEUTICALS INC
filed 2003-09-10
CIK 837490

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

        (Mark one)

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
                                       Or
         [ ] Transition Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER: 33-23460-LA


                       ----------------------------------
                           MERA PHARMACEUTICALS, INC.

                           (FORMERLY AQUASEARCH, INC.)
             (Exact name of Registrant as specified in its charter)
                       ----------------------------------


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


405,643,926 shares of $0.0001 par value common stock
outstanding as of August 28, 2003
================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2003


                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

           Item 1:  Financial Statements

                            Condensed Balance Sheets                          3

                            Condensed Statements of Operations                4

                            Condensed Statements of Cash Flows                6

                            Notes to Condensed Financial Statements           7

           Item 2:  Management's Plan of Operation

                            Management's Discussion and Analysis of
                            Financial Condition and Results of
        `                   Operations                                       13

           Item 3.  Controls and Procedures                                  17

PART II - OTHER INFORMATION

           Item 1:  Legal Proceedings                                        18

           Item 2:  Changes In Securities                                    18

           Item 3.  Defaults Upon Senior Securities                          18

           Item 4:  Submission of Matters to a Vote of Security Holders      18

           Item 5:  Other Information                                        18

           Item 6:  Exhibits and Reports on Form 8-K                         19

           Signature                                                         19

           Certifications                                                    20

                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                    AS OF JULY 31, 2003 AND OCTOBER 31, 2002

                        ASSETS
                                                                  July 31, 2003           October 31, 2002
                                                                   (Unaudited)               (Audited)
                                                               ---------------------    ---------------------
Current assets:
    Cash and cash equivalents                                               $ 4,070                 $ 40,349
    Accounts receivable and accrued sales, net                              752,499                  611,759
    Tax receivable                                                           50,572                   36,914
    Inventories                                                           1,139,497                1,001,303
    Investment receivable                                                         -                  500,000
    Notes receivable                                                        100,000                        -
    Prepaid expenses and other                                               65,008                   57,893
                                                               ---------------------    ---------------------

Total current assets                                                      2,111,646                2,248,218
                                                               ---------------------    ---------------------

Plant and equipment, net                                                  3,022,306                3,205,768
Goodwill                                                                     66,550                   66,550
                                                               ---------------------    ---------------------

Total Assets                                                            $ 5,200,502              $ 5,520,536
                                                               =====================    =====================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                                 $ 980,272                $ 879,153
    Notes payable                                                           909,011                2,700,000
    Deferred notes payable                                                        -                  500,000
    Deferred revenue                                                        905,992                  800,000
                                                               ---------------------    ---------------------

Total Current Liabilities                                                 2,795,275                4,879,153
                                                               ---------------------    ---------------------

Stockholders' equity:
    Preferred stock, $.0001 par value: 5,000,000
         shares authorized, 1,054 and 0 shares issued
          and outstanding at July 31, 2003 and
         October 31, 2002, respectively                                           -                        -
    Common stock, $.0001 par value: 500,000,000
         shares authorized, 405,232,593 and 388,803,300
         shares issued and outstanding at July 31, 2003 and
         October 31, 2002, respectively                                      40,523                   38,880
    Additional paid-in capital                                            4,486,212                1,503,856
    Accumulated deficit                                                  (2,121,508)                (901,353)
                                                               ---------------------    ---------------------

Total stockholders' equity                                                2,405,227                  641,383
                                                               ---------------------    ---------------------

Total Liabilities and Stockholders' Equity                              $ 5,200,502              $ 5,520,536
                                                               =====================    =====================


             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Operations
                For the Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)

                                                            Successor                 Predecessor
                                                        ------------------         ------------------
                                                          Three Months               Three Months
                                                              Ended                      Ended
                                                          July 31, 2003              July 31, 2002
                                                        ------------------         ------------------
Revenues
    Products, net                                               $ 217,033                  $ 162,093
    Contract Services                                              94,519                     41,577
    Royalties                                                      30,470                     16,105
                                                        ------------------         ------------------

    Total Revenues                                                342,022                    219,775
                                                        ------------------         ------------------
Costs and Expenses
    Cost of products sold                                         142,637                    152,172
    Cost of subcontract services                                  134,970                     67,170
    Research and development costs                                 31,804                    173,508
    General and administrative                                    173,416                    326,531
    Depreciation                                                   37,694                          -
                                                        ------------------         ------------------

Total costs and expenses                                          520,521                    719,381
                                                        ------------------         ------------------

Loss from operations                                             (178,499)                  (499,606)
Other income (expense):
    Interest and other income                                           -                          -
    Interest expense                                              (18,714)                   (27,989)
                                                        ------------------         ------------------

Total other income (expense)                                      (18,714)                   (27,989)
                                                        ------------------         ------------------

Net loss before reorganization items                             (197,213)                  (527,595)
                                                        ------------------         ------------------

Professional fees related to reorganization                             -                    (96,804)

Net loss before extraordinary items                              (197,213)                  (624,399)

Gain on discharge of debt                                          38,225                          -
                                                        ------------------         ------------------

Net loss before income tax provision                             (158,988)                  (624,399)

Tax expense                                                          (870)                    (7,664)
Refundable tax credit                                               4,101                    208,955
                                                        ------------------         ------------------

Net loss                                                       $ (155,757)                $ (423,108)
                                                        ==================         ==================

Loss per share                                                     (0.000)                    (0.003)
Weighted average shares outstanding                           398,477,743                122,129,419



         See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                       Condensed Statements of Operations
                For the Nine Months Ended July 31, 2003 and 2002
                                   (Unaudited)

                                                            Successor                 Predecessor
                                                        ------------------         ------------------
                                                           Nine Months                Nine Months
                                                              Ended                      Ended
                                                          July 31, 2003              July 31, 2002
                                                        ------------------         ------------------
Revenues
    Products, net                                               $ 369,010                  $ 433,700
    Contract Services                                             183,327                    224,464
    Royalties                                                     103,752                     45,179
                                                        ------------------         ------------------

    Total Revenues                                                656,089                    703,343
                                                        ------------------         ------------------

Costs and Expenses
    Cost of products sold                                         178,980                    226,151
    Cost of subcontract services                                  281,831                    385,117
    Research and development costs                                318,401                    506,811
    General and administrative                                  1,031,091                    926,413
    Depreciation                                                   98,041                          -
                                                        ------------------         ------------------

Total costs and expenses                                        1,908,344                  2,044,492
                                                        ------------------         ------------------

Loss from operations                                           (1,252,255)                (1,341,149)

Other income (expense):
    Interest and other income                                       1,319                          -
    Interest expense                                              (91,235)                   (63,476)
                                                        ------------------         ------------------

Total other income (expense)                                      (89,916)                   (63,476)
                                                        ------------------         ------------------

Net loss before reorganization items                           (1,342,171)                (1,404,625)
                                                        ------------------         ------------------

Professional fees related to reorganization                             -                   (190,369)

Net loss before extraordinary items                            (1,342,171)                (1,594,994)

Gain on discharge of debt                                         109,234                          -
                                                        ------------------         ------------------

Net loss before income tax provision                           (1,232,937)                (1,594,994)

Tax expense                                                          (876)                    (7,664)
Refundable tax credit                                              13,657                    208,955
                                                        ------------------         ------------------

Net loss                                                     $ (1,220,156)              $ (1,393,703)
                                                        ==================         ==================

Loss per share                                                     (0.003)                    (0.011)
Weighted average shares outstanding                           395,526,458                122,131,641



             See the accompanying notes to the financial statements

                 MERA PHARMACEUTICALS, INC.
             CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                        (UNAUDITED)

                                                                     Successor                      Predecessor
                                                             -------------------------        -------------------------
                                                                 Nine Months Ended                Nine Months Ended
                                                                  July 31, 2003                    July 31, 2002
                                                             -------------------------        -------------------------
Cash Flows from Operating Activities:
Net loss                                                                 $ (1,220,156)                      $ (970,595)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation                                                            187,381                          124,017
      Gain on discharge of debt                                              (109,234)                               -
Changes in assets and liabilities:
      Accounts receivable                                                    (140,740)                          49,664
      Tax receivable                                                          (13,658)                               -
      Inventories                                                            (138,194)                         (25,204)
      Other current assets                                                     (7,509)                         (33,853)
      Accounts payable and accured expenses                                   210,353                          304,741
      Deferred revenue                                                        105,992
                                                             -------------------------        -------------------------
Net cash used by operating activities                                      (1,125,765)                        (551,230)
                                                             -------------------------        -------------------------

Cash Flows from Investing Activities:
      Purchases of fixed assets                                                (3,919)                               -
                                                             -------------------------        -------------------------
Net cash used by investing activities                                          (3,919)                               -
                                                             -------------------------        -------------------------
Cash Flows from Financing Activities
      Proceeds from short-term advance                                              -                          500,000
      Proceeds from issuance of preferred stock                               659,000                                -
      Proceeds from issuance of common stock                                2,225,000                                -
      Proceeds from notes payable                                             402,232                                -
      Payment of notes payable                                             (2,193,221)                               -
                                                             -------------------------        -------------------------
Net cash provided by financing activities                                   1,093,011                          500,000
                                                             -------------------------        -------------------------

Net increase (decrease) in cash and cash equivalents                          (36,673)                         (51,230)
Cash and cash equivalents, beginning of the period                             40,743                           47,398
                                                             -------------------------        -------------------------
Cash and cash equivalents, end of the period                                  $ 4,070                         $ (3,832)
                                                             =========================        =========================
Supplemental non-cash information
      Assumption of promissory note in exchange for                         $ 100,000
        common stock


               See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

         BASIS OF PRESENTATION: - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended October 31, 2002 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of July 31, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.


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

2. GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $2,121,508 through the quarter ended July 31, 2003 and current liabilities exceeded current assets by $683,629. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to acquire the necessary capital to achieve a level of sales that will permit it to operate on the basis of revenues alone. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. INVENTORIES

         Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At July 31, 2003 inventories consisted of $845,787 of work in process and $293,710 of finished goods and are stated at their net realizable value.

4. REVENUE RECOGNITION

         Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalty revenues are recognized when received. The Company has adopted Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

5. LOSS PER SHARE

         The Company computed basic and diluted loss per share amounts for July 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.

6. NOTES PAYABLE

         In December 2002, the Company issued a promissory notes totaling $794,000 to a limited liability company managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company, for funds that the Company borrowed. On July 2, 2003, $150,000 of the note was repaid. The repaid funds were reinvested into the Company as part of a total investment of $225,000 (see Note 8). Upon receiving the repayment, the balance of the note was cancelled, and all related interest was forgiven. The total amount of interest forgiven was $38,225. A new promissory note was negotiated by the parties and issued on July 2, 2003 by the Company for the balance of $644,000. Interest accrued on the new promissory note was $3,220.

         During the month of April 2003, the Company entered into a line of credit agreement with Aquasearch Investment Partners, a general partner of which is Gregory F. Kowal, a director of the Company. Under the credit agreement, the Company may borrow up to $125,000 from Aquasearch Investment Partners at an annual interest rate of 10%. The agreement has a term of one year. During the quarter ended July 31, 2003 the Company borrowed $4,000 and owed a total of $53,000 under the agreement. The credit agreement also provides for the issuance of warrants to purchase shares of the Company's common stock at a price of $0.05 per share. The total number of shares subject to purchase on those conditions is dependent upon the maximum balance outstanding under the line of credit during its term. As of July 31, 2003, the number of warrants issuable under this agreement was 1,060,000, although no warrants had been issued.

         During the month of June 2003, the Company issued a promissory note in the face amount of $50,000 in exchange for a loan made in that amount to the Company. The outstanding principal amount of the loan accrues interest at the rate of 10% per annum. The note matures on March 31, 2004. In addition to repayment of principal and interest, the note calls for issuance to the lender of warrants to purchase 400,000 shares of the Company's common stock at a price of $0.05 per share. The term of the warrants is five years. A portion of the principal and the interest accrued on the note through July 16, 2003 were prepaid that date, leaving an outstanding principal balance on this note of approximately $40,000.

7. COMMON STOCK AND STOCK PURCHASE WARRANTS

     On July 9, 2003, the Company agreed to accept assignment of a $100,000 promissory note made by Ancile Pharmaceuticals and held by Ancile Opportunity Partners in exchange for the issuance of 3,703,704 shares of its common stock to the partners in Ancile Opportunity Partners. Among the partners of Ancile Opportunity Partners are Richard D. Propper, MD and Daniel P. Beharry, each of whom was an officer and a director of the Company at the time of the assignment. The assigned note reflected an investment by Ancile Opportunity Partners into Ancile Pharmaceuticals as required under the memorandum of understanding by which Mera was to acquire Ancile through a reverse triangular merger. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On July 11, 2003, the Company issued 6,428,571 shares of common stock at a price of $0.035 per share, for aggregate consideration of $225,000, to a Delaware limited liability company. $150,000 of that consideration was the result of the conversion of debt to equity (see Note 6). The company to whom the stock was issued is managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company at the time of the issuance, but neither Dr. Propper nor Mr. Beharry has an ownership interest in that company, and they receive no compensation in connection with their management of it. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         The following is a summary of the Company's outstanding common stock purchase warrants as of July 31, 2003:

-------------------- -------------------------- ----------------- --------------- ----------------------------
  Exercise Price      Outstanding at October         Issued         Exercised       Outstanding at July 31,
                             31, 2002                                                        2003
-------------------- -------------------------- ----------------- --------------- ----------------------------
              $0.05                          -         4,900,600               -                    4,900,600

                     -------------------------- ----------------- --------------- ----------------------------
                                             -         4,900,600               -                    4,900,600
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

         The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits. As of July 31, 2003, an estimated $50,000 was receivable by the Company for such credits related to eligible research and development activities. Subsequent to that date, the Company received a payment of approximately $44,000 against the total amount receivable.

10. RELATED PARTY TRANSACTIONS

         On August 1, 2002, the Company entered into a month-to-month consulting agreement with Richard L. Sherman, a director of the Company. Under the agreement Mr. Sherman was to receive $5,500 per month. This agreement was terminated on February 28, 2003. In exchange for the Company's agreement to pay certain pre-reorganization expenses totaling less than $4,000, Mr. Sherman has agreed to release the Company from its obligation to pay him the balance due him under this agreement prior to its termination in February 2003.

         On March 27, 2003, the Company entered into a sales agreement with Aquasearch Investment Partners ("AIP"), a general partner of which is Gregory F. Kowal, a Company director. Under the agreement AIP purchased 10,000 bottles of THE ASTAFACTOR(R) Sports Formula for $7.60 per bottle, or an aggregate price of $76,000. AIP then cosigned the product back to the Company to be resold in the commercial market. AIP will receive $8.35 for each bottle the Company resells under this agreement on AIP's behalf. Based on the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition of revenue in financial statements, the Company has deferred recognition of revenue from this transaction until the Company resells the product in the commercial market. During the three months ended July 31, 2003, the Company recognized approximately $18,000 in revenue under this arrangement.

11. COMMITMENTS

         In January 2001 the Company entered into research and license agreements with a major university to access, manufacture, use and sell products from a microalgal collection. Under terms of the research agreement, the university was to receive reimbursement for its costs incurred in performing the research. The budget over the initial two-year term for maintenance and research work on the collection was approximately $550,000, although less than $400,000 was reportedly expended. The license agreement provided for royalties to be paid to the university on income from commercialization of products developed from the collection. No commercialization of products occurred under that license. Both agreements expired effective December 31, 2002, and the Company is not incurring any ongoing expense associated with these agreements. The amount due to the university under the expired research agreement remains in dispute, though the financial statements reflect the full amount for which the university has billed the Company. During the nine months ended July 31, 2003, no amounts were paid under the research agreement or the license agreement.

         In November 2002 the Company entered into a technical services agreement with the entity (the "Chinese Entity") that is developing a large-scale cultivation and production facility in China (the "Chinese Facility") in order to utilize the Company's intellectual property under license from the Company for the production of our product(s). Under the technical services agreement, the Company will provide technical services to the Chinese Entity to assist in the design, construction and initial operation of the Chinese Facility. The initial budget for the contract is $1,000,000 plus related expenses, with some payments being conditioned upon the Company's meeting certain objectives. The term of this contract is fifteen years. The construction of the Chinese Facility will commence when demand for the Company's products warrants that additional capacity. In view of the uncertain date for the start of payments under this contract, no amount has been accrued for payments to be received.

12. CONTINGENCIES

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

13. SUBSEQUENT EVENTS

        On May 23, 2003, the Company's board of directors agreed to compensate one of its members, Gregory F. Kowal, for his successful efforts in assisting the Company in raising capital during fiscal 2003. The compensation is in the form of issuance to Mr. Kowal of that number of shares of common stock of the Company equal to 7% of the total amount raised in each offering divided by the per share price of such offering. As of July 31, 2003 the total number of shares of stock issuable to Mr. Kowal under this agreement was 411,333. On August 28, 2003 these shares were issued. The Company will recognize an expense of

$28,793 on this transaction based on the fair value of $0.07 per share (the price at which the stock was trading on the date of issue). This transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through September 16, 2002 (the date that we completed our bankruptcy proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,262,111. From September 16, 2002 through July 31, 2003 we had an accumulated deficit of $2,121,508. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the current fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

         REVENUES. During the quarters ended July 31, 2003 and 2002, product sales totaled $217,033 and $162,093, respectively. During the nine months ended July 31, 2003 and 2002, product sales totaled $369,010 and $433,700 respectively.

         Sales made through the Company's retail sales channel result from large orders placed through brokers, which in turn supply the demand at the retail outlet level. The timing of such orders can significantly affect the revenues that are recognized (or not recognized) in any given quarter. As a result, the amount of revenue realized from product sales in any given quarter does not necessarily relate to the rate at which the retail sales of the Company's product are occurring. As the number of retail outlets and the rate of sales of the Company's products increases, the revenue stream should become more regular, though some degree of variation in this revenue source will always exist. In addition, during the quarter ended July 31, 2003, the Company issued a credit for $28,000 to an account that returned expired product for replacement with current product. If adjusted for this return, the revenue from product sales during the nine months ended July 31, 2003 and 2002, respectively, would have been essentially unchanged.

         We earned revenues of $94,519 and $41,577 for the quarters ended July 31, 2003 and 2002, respectively, from a subcontract for work on a U.S. Department of Energy ("DOE") project. For the nine months ended July 31, 2003 and 2002, revenues from the DOE project were $183,327 and $224,464 respectively. The changes in revenues under this research agreement relate to changes in the number of personnel assigned to perform work under this project at various times.

         Royalty revenues for the quarters ended July 31, 2003 and 2002 were of $30,470 and $16,105 respectively. For the nine months ended July 31, 2003 and 2002, royalty revenues were $103,752 and $45,179 respectively. Royalty revenues included amounts received from another company based on sales of its products. Management does not have the ability to predict at what level these royalty revenues will be received for the balance of fiscal 2003.

         In November 2002, the Company entered into a technical services agreement with a Chinese joint venture to assist the joint venture in the design and construction of a large cultivation and processing facility in Hainan, China (the "Chinese Facility"). The same Chinese joint venture had previously entered into a license and distribution agreement with the Company to utilize our intellectual property to produce AstaFactor(R) and to distribute AstaFactor(R) in China. Under the terms of the consulting agreement, the Company is to receive payments of up to $1 million in exchange for consulting services, with the actual budget to be finalized. Construction of the Chinese Facility is not expected to begin until demand for the Company's products justifies adding that capacity It has also taken the Chinese joint venture longer than anticipated to obtain approval for distribution of AstaFactor(R) in China. The Company does not expect to receive any revenue under the technical services agreement until construction of the Chinese Facility begins. The Company's accumulated inventory, together with its existing production capacity in Kona, is sufficient to meet projected customer demands.

         COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R), as well as the cost of sales of raw materials and certain other products Cost of products sold was $142,637 and $152,172 for the quarters ended July 31, 2003 and 2002, respectively. This resulted in a gross profit margin of approximately 34% for the current fiscal year as compared to 6% for the same quarter in the previous year. The low margins in the third quarter of 2002 were as a result of a large volume sale made to a single customer during that period.

         Cost of products sold was $178,980 and $226,151 for the nine months ended July 31, 2003 and 2002, respectively. This resulted in a gross profit margin of 51% for the nine months ended July 31, 2003, as compared to 48% for the same period of the preceding fiscal year. In the third quarter of 2002 a large volume sale made to a single customer during that period which carried a lower than normal profit margin. This sale reduced the overall profit margin for the first three fiscal quarters of 2002 as compared to the same period in fiscal 2003.
         Cost of contract services include costs associated with the U.S. Department of Energy project. During the quarters ended July 31, 2003 and 2002, the cost of contract services was $134,970 and $67,170 respectively. During the nine months ended July 31, 2003 and 2002, the cost of contract services was $281,831 and $385,117 respectively. The changes in costs under this research agreement relate to changes in the number of personnel assigned to perform work under this project at various times.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed.. Research and development costs for the quarter ended July 31, 2003 were $31,804 as compared to $173,508 for the same period in 2002. During the nine months ended July 31, 2003 research and development costs were $318,401 as compared to $506,811 the same period in 2002. The decrease in costs in fiscal year 2003 resulted from a shifting of resources to the U.S Department of Energy project, which is not included in this figure, and from general cost control measures instituted by the Company.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the third quarter of fiscal year 2003 were $173,416 as compared to $326,531 for the respective period of fiscal year 2002, a decrease of 47%. The decrease in selling, general and administrative expenses in the second quarter of fiscal year 2003 as compared to the comparable period in the prior year resulted from cost control measures instituted by the Company.

         For the nine months ended July 31, 2003, general and administrative expenses were $1,031,091 as compared to $926,413 for the respective period of fiscal year 2002. The increase in overall general and administrative expenses in fiscal 2003 resulted from an increase in personnel and related expenses incurred to support increased operations following the Company's emergence from bankruptcy through its Chapter 11 reorganization, which was completed just prior to the beginning of fiscal 2003.

         During the second quarter of fiscal 2003 the Company instituted various cost control measures that resulted in a reduction in ongoing general and administrative expenses. As a result of continuing efforts to minimize costs, general and administrative expenses decreased from $312,885 in the second quarter of fiscal 2003 to $173,416 in the third quarter of fiscal 2003, a reduction of 45%.

         INTEREST EXPENSE. For the quarters ended July 31, 2003 and 2002, interest expense was $18,714 and $27,989, respectively. For the nine months ended July 31, 2003 and 2002, interest expense was $91,235 and $63,476, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding.

         LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations principally through public and private sales of debt and equity securities, together with revenues described above.

         During the month of April 2003, the Company entered into a line of credit agreement with Aquasearch Investment Partners, a general partner of which is Gregory F. Kowal, a director of the Company. Under the credit agreement, the Company may borrow up to $125,000 from Aquasearch Investment Partners at an annual interest rate of 10%. The agreement has a term of one year. During the quarter ended July 31, 2003 the Company borrowed $4,000 and owed a total of $53,000 under the agreement. The credit agreement also provides for the issuance of warrants to purchase shares of the Company's common stock at a price of $0.05 per share. The total number of shares subject to purchase on those conditions is dependent upon the maximum balance outstanding under the line of credit during its term. As of July 31, 2003, the number of warrants issuable under this agreement was 1,060,000, although no warrants had been issued.

         During the month of June 2003, the Company issued a promissory note in the face amount of $50,000 in exchange for a loan made in that amount to the Company. The outstanding principal amount of the loan accrues interest at the rate of 10% per annum. The note matures on March 31, 2004. In addition to repayment of principal and interest, the note calls for issuance to the lender of warrants to purchase 400,000 shares of the Company's common stock at a price of $0.05 per share. The term of the warrants is five years. A portion of the principal and the interest accrued on the note through July 16, 2003 were prepaid that date, leaving an outstanding principal balance on this note of approximately $40,000.

         On July 11, 2003, the Company issued 6,428,571 shares of common stock at a price of $0.35 per share to a Delaware limited liability company, for aggregate consideration of $225,000. $150,000 of that consideration was the result of the conversion of debt to equity. The company to whom the stock was issued is managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company at the time of the issuance, but neither Dr. Propper nor Mr. Beharry has an ownership interest in that company, and they receive no compensation in connection with their management of it. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES  -

     On July 9, 2003, the Company agreed to accept assignment of a $100,000 promissory note made by Ancile Pharmaceuticals and held by Ancile Opportunity Partners in exchange for the issuance of 3,703,704 shares of its common stock to the partners in Ancile Opportunity Partners. Among the partners of Ancile Opportunity Partners are Richard D. Propper, MD and Daniel P. Beharry, each of whom was an officer and a director of the Company at the time of the assignment. The assigned note reflected an investment by Ancile Opportunity Partners into Ancile Pharmaceuticals as required under the memorandum of understanding by which Mera was to acquire Ancile through a reverse triangular merger. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On July 11, 2003, the Company issued 6,428,571 shares of common stock at a price of $0.035 per share, for aggregate consideration of $225,000, to a Delaware limited liability company. That company is managed by Richard D. Propper, MD and Daniel P. Beharry, both officers and directors of the Company at the time of the issuance, but neither Dr. Propper nor Mr. Beharry has an ownership interest in that company, and they receive no compensation in connection with their management of it. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION -

     CHANGE IN OFFICERS AND DIRECTORS

     Effective July 16, 2003, Richard D. Propper resigned as chief executive officer of the Company and from his position as a director and chairman. Dr. Propper's resignation was to allow him to pursue other interests, and it was not motivated by any disagreements with respect to any of the Company's operations, policies and practices. He remains a consultant to the Company on a month-to-month basis, in which capacity he will remain directly involved in a number of international projects in process at the time of his resignation, as well as on new initiatives as they arise.

     Effective July 16, 2003, Daniel P. Beharry was elected as chief executive officer of the Company. Effective August 21, 2003, Gregory F. Kowal, then a sitting member of the board, was elected chairman to replace Dr. Propper. The vacancy on the board of directors resulting from Dr. Propper's resignation has not yet been filled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

99.1 Certification of Daniel P. Beharry pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Anthony E. Applebaum pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

September 2, 2003 (filed September 9, 2003) reporting changes in certifying accountant.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MERA PHARMACEUTICALS, INC.

Dated: 9/10/03                                    by: /S/ DANIEL P. BEHARRY
      ---------------                            ---------------------------
                                                  Daniel P. Beharry
                                                  Chief Executive Officer

                                  CERTIFICATION


I, Daniel P. Beharry, certify that:

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

Date: 9/10/03
     ------------------

/s/DANIEL P. BEHARRY
-----------------------
Daniel P. Beharry
Chief Executive Officer

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


Date:  9/10/03
     ---------------


/s/ ANTHONY E. APPLEBAUM
------------------------------------------
Anthony E. Applebaum
Controller and Principal Financial Officer