Form 10KSB
period 2003-10-31
MERA PHARMACEUTICALS INC
filed 2004-02-13
CIK 837490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR           COMMISSION FILE
            ENDED OCTOBER 31, 2003          NUMBER 333-107716

                               ------------------
                           MERA PHARMACEUTICALS, INC.
                           (FORMERLY AQUASEARCH, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                               ------------------

  DELAWARE                        2833                             04-3683628
(STATE OR OTHER JURISDICTION  (PRIMARY STANDARD INDUSTRIAL    (I.R.S. EMPLOYER
OF INCORPORATION OR           CLASSIFICATION CODE NUMBER)      IDENTIFICATION
ORGANIZATION)                                                   NUMBER)

                        777 SOUTH HIGHWAY 101, SUITE 215
                             SOLANA BEACH, CA 92075
                                 (858) 847-0747
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)
                               ------------------

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
             (ADDRESS AND TELEPHONE OF PRINCIPAL OPERATIONS OFFICES)
                               ------------------

                            CORPORATION TRUST COMPANY
                               1209 ORANGE STREET
                           WILMINGTON, DELAWARE 19801
                                 (302) 658-7581
           (NAME, ADDRESS AND TELEPHONE NUMBER, OF AGENT FOR SERVICE)
                               ------------------




===========================================================================

              MERA PHARMACEUTICALS, INC. (the "Company" or "Mera")

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Mera Pharmaceuticals' revenues for its most recent fiscal year:
$776,109.

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of January 15, 2004, was $10,064,044.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [ X ] Yes [ ] No

         The number of shares outstanding of common equity, as of October 31, 2003, was 410,749,930 shares of Common Stock, $0.0001 par value.

         Documents Incorporated by Reference: None

         Transitional Small Business Disclosure Format
           (check one):  [  ] Yes     [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INDICATE WHAT WE "BELIEVE", "EXPECT" AND "ANTICIPATE" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE INFORMATION CONTAINED UNDER THE CAPTION "PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S ANALYSIS ONLY AS OF

THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS. YOU ARE STRONGLY URGED TO READ THE INFORMATION SET FORTH UNDER THE CAPTION "PART II,
ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION - RISK FACTORS" FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.

ITEM 1.  DESCRIPTION OF THE BUSINESS

HISTORY

Mera Pharmaceuticals, Inc. is the successor issuer to Aquasearch, Inc. (the "Predecessor"), which was incorporated in Colorado in 1987 for the purpose of developing useful products from aquatic microorganisms and making their production economically feasible. On July 25, 2002, the Predecessor merged with and into Mera Pharmaceuticals, Inc., a Delaware corporation formed in June 2002, for the purpose of changing the corporation's name to Mera Pharmaceuticals, Inc. and to change its state of incorporation from Colorado to Delaware (the "Reincorporation Merger"). Mera Pharmaceuticals continues the operations and business of the Predecessor. Each share of the Predecessor's common stock outstanding at the time of the Reincorporation Merger was exchanged for one share of common stock of Mera. Following the Reincorporation Merger, the former stockholders of the Predecessor continued to own 100% of the Company's issued and outstanding capital stock.

On September 16, 2002, Aqua RM Co., Inc., a privately-held, non-operating Delaware corporation established specifically for the purpose of facilitating the Predecessor's reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Aqua RM"), merged with and into the Company (the "Reorganization Merger"). The Company was the surviving corporation of the Reorganization Merger. Each share of Aqua RM common stock outstanding at the time of the Reincorporation Merger was exchanged for 100 shares of the Company's common stock. Following the Reorganization Merger, former Aqua RM stockholders held approximately 68% of the Company's common stock.

The Reorganization Merger was the last material event in the fulfillment of the Company's Chapter 11 Plan of Reorganization (the "Plan"), discussed below.

SUMMARY OF REORGANIZATION PROCEEDINGS

The Company underwent reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code during its fiscal year 2002. The following summarizes the material events of the reorganization.

The Company was the subject of an involuntary bankruptcy petition filed on October 30, 2001 by certain of its creditors. On March 27, 2002 the Company filed its Motion to Approve Disclosure Statement and Schedule Hearing to Confirm Plan of Reorganization with the Court. On May 20, 2002, the Court approved the Company's Disclosure Statement. On June 17, 2002, after approval of the Plan by all voting classes, the Court entered an order confirming the Plan. As of September 16, 2002, the effective date of the Plan, the Company had materially complied with all of the obligations and conditions of the Plan, then emerged from reorganization as an operating company.

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

The major challenge to commercial exploitation of microalgae has been the availability of photobioreactors large enough to achieve commercial production levels at an economic cost. A photobioreactor is a fermentation system that is used to grow photosynthetic organisms. As late as the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. At more than 6,000 gallons (25,000 liters), our proprietary MGM is one of the largest photobioreactors in existence - and one of the few photobioreactors used for commercial production of microalgae. In addition, the MGM incorporates a very high level of computerized process control, resulting in a higher degree of reproducible performance at high efficiency levels. This increased reliability is due in large measure to the use of turbulence to control the exposure of the algae to light and nutrients at a frequency that improves yields. Mera owns the basic patent for use of turbulence in this way. Our patents, proprietary process controls and the very low cost of constructing the MGM make the MGM very advanced, cost-effective and scalable technology.

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR(R), a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution at an affordable cost.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR(R) while preserving margins. We also plan to develop and introduce additional microalgae-based nutritional products to the marketplace. Should the company acquire the capital needed to do so, we may elect to go forward with plans to identify and develop prescription pharmaceutical products for infectious and proliferative diseases.

The Company currently manufactures its products at a four-acre research, development and production facility in Kailua-Kona, Hawaii. The design of the Chinese Facility, a large-scale cultivation and production facility in China, is ongoing. Construction of the Chinese Facility will be coordinated to meet demand for our product as it increases, both in the U.S. and in international markets. The Chinese Facility will be owned and operated by a third party entity that will utilize the Company's intellectual property under license for the production of ASTAFACTOR(R). In return, the Company will receive a license fee and is guaranteed favorable pricing on all of its ASTAFACTOR(R) requirements. Domestic marketing and sales activities for ASTAFACTOR(R) currently include sales to third party distributors and direct sales utilizing links to the Company's website and toll-free ordering number. Marketing rights in China have been reserved for the party that will construct and operate the Chinese Facility. That party is to pay Mera a royalty for bottles of AstaFactor(R) sold in the Chinese market. Initial distribution of ASTAFACTOR(R) in China was expected to commence during calendar 2003, but the required regulatory approval for doing so has not yet been obtained.

Competition varies according to product area. In nutraceuticals, we face significant potential competition for ASTAFACTOR(R). We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition. In the drug-discovery market, which we may enter in the future, many biopharmaceutical companies are involved in searching for sources of new drugs. However, we believe that there are relatively few companies currently exploring microalgae as their principal drug-discovery source, due to their lack of access to the technology needed to cultivate the organisms in sufficient quantity and with adequate control over environmental factors. In the pharmaceuticals market, which we may also enter into in the future, we also could face significant competition from large global pharmaceutical companies that have greater resources than we. We have decided to forego engaging directly in marketing or distribution of AQUAXAN(R), our animal feed product, due to the low profit margins that it affords. However, we have licensed rights to AQUAXAN(R) to the entity developing the Chinese Facility, and we are entitled to receive a royalty on any product that they sell in this market.

More broadly, we do not believe that any commercial entity has developed a photobioreactor that matches the MGM's combination of large size, low cost and level of process control or sustained performance for a wide variety of aquatic species, although a number of other companies are developing closed environment production systems for marine micro-organisms. We believe that competition in each of these areas may increase significantly over time as alternatives to the Company's patented technology are developed. For more information on our competition, see "Risk Factors; Risks Related to Our Industry."

Mera Pharmaceuticals' patents and intellectual property include issued patents relating to the MGM and general processes for cultivating microalgae in photobioreactors. The Company intends to continue efforts to expand its portfolio of patents and technical know-how and believes that intellectual property relative to aquatic organism biotechnology will become much more important, challenging and complex in the future. We intend to develop intellectual property as a means of maintaining an advantage over our competitors.

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products, both current and future, are subject to regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries and may require extensive testing for safety and efficacy before being released for sale.

Our leased facility at the Hawaii Ocean Science and Technology Business Park is ideally located for our research and development and the commercial production of microalgae. We have access to large volumes of deep ocean water (used for temperature control) in a stable tropical climate, conditions that are well suited to microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, on balance there are few locations, domestic or international, that are as well suited to our cultivation processes. The location of the Chinese Facility, on Hainan Island, was chosen specifically because of its similarities to our Hawaii location.

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

     4)   RAPID GROWTH RATE

          o Growth rates for microalgae species range from about 1 to 10 divisions per day
          o Growth rates for these plants are, in general, faster than any other plants

     5)   LOW COST OF RAW MATERIALS

          o Water, sunlight, fertilizer and carbon dioxide, the principal raw materials used in cultivation, are plentiful and economical

THE COMPANY'S MGM TECHNOLOGY

FEATURES OF MGM TECHNOLOGY. The key features of MGM technology are sterility, size (25,000 liters) and enhanced control over virtually all environmental factors affecting growth rates and metabolic activity, such as temperature, pH, nutrient mix and distribution, light, pests and contaminants.

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

PROCESS CONTROL SYSTEMS - THE KEY TO REPRODUCIBLE PERFORMANCE. In order to take greatest advantage of the MGM technology, we have developed proprietary, computerized process control systems for the MGM that make it possible to conduct the following operations automatically:

          o monitoring of key production variables at intervals more frequent than one minute;
          o    data archiving for comprehensive analysis of system performance;
          o automated control of all operations performed more than once a day (both a process control improvement and labor cost saving);
          o immediate alarm system for any system component not operating within parameters; and
          o automated maintenance for hundreds of system components, reducing failures and preventing contamination.

Increasing control over processes has produced several benefits. Product quality and consistency have gone up, the scale at which processes are controllable has increased and the amount of capital and labor required to accomplish a given amount of production has decreased. This combination of effects translates into enhanced efficiency, which translates into lower cost per unit of production and higher margins.

COMPETITIVE PRODUCTION SYSTEMS. We are not aware of any closed system photobioreactor that compares favorably with the MGM. Most photobioreactors are operated only at an experimental scale.

There are other systems that cultivate microalgae at larger than experimental scale. However, we believe that the advantages of the MGM over these other systems include size, cost-effectiveness and higher yields. We believe that an important advantage of the MGM over any competing technology is the ability to achieve a high degree of control over all critical environmental factors for microalgae, except those species that proliferate under the most extreme conditions. As a result, it can be used in efficiently cultivating hundreds, even thousands, of microalgal species at commercial scale. We do not believe any other large scale system has such flexibility and versatility, which are important factors in the development of new products from other microalgal species.

PRODUCTS FROM MICROALGAE

(1) ASTAFACTOR(R) BRAND OF ASTAXANTHIN - OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. It is closely related to other well-known carotenoids, such as beta-carotene, lutein and zeaxanthin.

All of these molecules are antioxidants, substances related by research to the protection of health, but astaxanthin has by far the strongest antioxidant activity among them. Some studies indicate that it is ten times more potent than beta-carotene, and more than 500 times more potent than vitamin E - another well known and commonly used antioxidant.

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

In species like salmon or shrimp, astaxanthin is essential to normal growth and survival and has been attributed vitamin-like properties. Some of these unique properties are also effective in mammals. Studies in human and animal models suggest that astaxanthin may substantially improve human health by virtue of its antioxidant properties, protecting vision, reducing inflammation (recently shown to be a major factor in heart attacks) slowing neurodegenerative diseases and preventing certain cancers.

THE ASTAFACTOR(R) MARKET. We believe that the market for ASTAFACTOR(R) is likely to expand rapidly over the next few years. There is growing evidence in the scientific and medical literature that astaxanthin contributes meaningfully to the general well-being of humans. Although we face competition in this market, we believe that our technology, combined with the cost advantages associated with the Chinese Facility, when built, will give us significant cost and quality advantages over our competitors in our effort to capture a significant share of this growing market.

We began sales of ASTAFACTOR(R) in Hawaii on March 30, 2000, and Longs Drugs agreed to expand our distribution to San Diego County in Fall 2001. We continued to expand our retail distribution, first into Longs Drugs system wide, and then into approximately 1200 Sav-On and Osco drug stores. However, our experience has shown that effectively promoting retail sales requires longer format advertising that can be readily used in typical retail advertising. For that reason, the Company has returned its focus to the Hawaiian market, which offers sufficient revenue potential to support the cost of broader domestic retail distribution. We are also devoting greater energy to international markets, which our information suggests are generally much more receptive to these kinds of products. We are also increasing our emphasis on private label sales. This distribution channel offers lower margins than branded product sales, but it does not involve advertising and marketing expenses, which are born by the private label seller. As a result, this channel can contribute meaningfully to profitability.

(2) PRODUCT LINE EXPANSION

The Company is currently evaluating several product line extensions for its ASTAFACTOR(R) product and is also exploring additional microalgae sources for development as nutraceutical products. Among these is zeaxanthin, a carotenoid accumulated by certain microalgal species (for example, cyanobacteria and rhodophytes). Subnormal levels of zeaxanthin are associated with macular degeneration, the most frequent cause of blindness among the elderly.

We believe that many more nutraceutical products could be developed from microalgae, but they remain unexamined and unexploited because there has been no feasible way to grow them at a large enough scale. The MGM opens a path to this untapped resource by combining effective, reproducible control with commercial scale production.

(3) PHARMACEUTICAL DRUG DISCOVERY

Although the Company is not currently pursuing the pharmaceutical drug discovery area, it has always appreciated the potential to discover pharmaceuticals that are based on bioactive compounds produced by aquatic plants, and we may place a greater emphasis on this aspect of our business in the future.

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

If we expend efforts on pharmaceutical drug discovery, to the extent we are successful in developing compound libraries containing large numbers of bioactive compounds we believe that many pharmaceutical and biotechnology companies will be interested in collaborating with us in the profiling and characterization process.

While we believe that our focus on microalgae and the highly automated, high-volume screening process that we may put in place significantly increases the probability of identifying lead compounds that will ultimately prove successful relative to more traditional means of doing so, our efforts to develop pharmaceutical products from microalgae involve many significant risks and uncertainties, and our efforts in this area may ultimately prove unsuccessful.

DEPENDENCE ON KEY CUSTOMERS

Our business currently depends heavily on key distribution relationships in Hawaii. Sales to our largest customer, Longs Drugs, currently represents approximately 30% of our ASTAFACTOR(R) sales. However, we are expecting this percentage to decrease as a result of an increase in direct sales, distribution through several additional retail chains in Hawaii, the move to distribute internationally and other measures we are taking to broaden distribution.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' global leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products for human healthcare markets worldwide. We have several strategies to achieve these goals.

1) INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current product, ASTAFACTOR(R), by expanding distribution within Hawaii as well as internationally through a variety of sales channels. It appears that awareness of the benefits of astaxanthin is growing in the marketplace, and once the benefits of our product are more fully understood by the general public, we will re-focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

         Another element in our strategy to build revenues is to increase our level of sales of unbranded product, either in the form of raw materials or to private label sellers. We have identified ways to increase our production capacity to an extent that the added revenues from these additional sources will contribute significantly to revenue. Sales of these unbranded products would become an even more significant driver of profitability once demand reaches the point that justifies constructing the Chinese Facility.

         Another key element of our ASTAFACTOR(R) sales expansion efforts is the distribution agreement with the Chinese joint venture that is developing the Chinese Facility. China is a hospitable marketplace for the natural products the Company sells. We believe that the royalty revenue potential from Chinese sales is substantial, once the Chinese Facility is in production. The Company is also contemplating strategic third-party relationships to expand distribution of ASTAFACTOR(R) into other Asia-Pacific markets, which we also judge to be very receptive to both astaxanthin as a product and ASTAFACTOR(R) as a brand.

         Additionally, the Company expects to continue research activities to identify and optimize additional microalgae nutraceutical products. We will also utilize the learning gained as a key subcontractor in a $2.4 million U.S. Department of Energy project to accelerate product development.

2) LICENSE WORLDWIDE RIGHTS TO ASTAXANTHIN ANIMAL FEEDS. Because the market for animal feed supplements, including AQUAXAN(R), is extremely price competitive, Mera Pharmaceuticals has licensed the worldwide right to make and distribute AQUAXAN(R) to the entity developing the Chinese Facility. Doing so allows the Company to focus its attention and resources on the higher value, higher margin nutraceutical market and potentially the pharmaceutical market.

3) CONTINUALLY IMPROVE AND ENHANCE OUR CORE PLATFORM TECHNOLOGY. Our MGM technology has led to the production of the first new commercial product derived from photosynthetic microalgae in 25 years. We believe that our proprietary technologies and processes provide us with a significant competitive advantage over other known microalgae cultivation technologies. We intend to devote meaningful resources to continue to improve our underlying technology and our automated process control systems to increase product quality, yield and productivity per employee.

4) EXPAND STRATEGIC ALLIANCES. We intend to strengthen existing relationships and develop new ones to accelerate our efforts to commercialize microalgae products. When appropriate, we will collaborate with biopharmaceutical companies that possess world-class expertise in the optimization, development, marketing, sales and/or distribution of ethical pharmaceutical products, as well as the financial resources to conduct such programs on a worldwide basis, in order to accelerate the commercialization of future Mera Pharmaceuticals' discoveries.


MANUFACTURING

There is a substantial difference between the scale of our Kona facility and the scale of the planned Chinese facility. In order to ease the transition of production from one facility to the next, we are implementing improvements to our production processes and facilities in Kona, with the expectation that we can increase the total capacity of our plant by greater than 40%. These modifications will require only modest capital expenditures. We are also able to expand our production systems at Kona to an extent that would double our capacity. At the point where production shifts to the Chinese Facility, we intend to devote the Kona facility principally to high-value research and development activity.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last two fiscal years, the Company has spent approximately $1.24 million on research and development activities, none of which was borne directly by our customers.

MARKETING AND SALES

The Company's marketing strategy for its nutraceutical products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

     1) CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL AND INTERNATIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. The Company currently markets ASTAFACTOR(R) tO mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute internationally through existing distributors and outlets in Pacific Asian and other countries.

     2) SELL ASTAFACTOR(R) DIRECTLY TO THE CONSUMER. This approach allows us to reach consumers throughout the domestic market at the most attractive margins, since it eliminates distributor and retailer profits. Web-based and specialty media promotion are also used to reinforce our marketing efforts and product visibility to all consumers. We are building a customer data base that will enhance our ability to reach regular customers with new products as they are developed and come to market.

COMPETITION

The Company believes that its proprietary technology and process control systems and software give it a significant advantage relative to its competitors. However, there are a number of companies that are engaged in efforts to develop microalgae-based products that compete with ours, either directly or indirectly.

We believe that original MGM technology was the first closed-system, process-controlled photobioreactor to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are now operating at a scale more than twice that (25,000 liters). We are aware of only three other companies in the world - Biotechna of Australia, Algatechnologies of Israel and MicroGaia of Hawaii - that claim to possess proprietary photobioreactor technology. Our information regarding these other systems is that, compared to the MGM, they suffer from one or more disadvantages relative to the MGM. However, given that these organizations control the release of proprietary information regarding their systems, we are not in a position to confirm that assessment of our competitors' systems.

COMPETITORS FOR ASTAFACTOR.(R) Producers of astaxanthin that compete with ASTAFACTOR(R), our nutraceutical astaxanthin product, include: MicroGaia, Inc.; Cyanotech Corporation; Algatechnologies and Minapro. MicroGaia, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. Cyanotech Corporation, based in Hawaii, and Algatechnologies and Minapro, both based in Israel, also make astaxanthin-based nutraceutical products. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market, such as US Nutraceuticals of Eustis, Florida.

Potential competitors include producers of the synthetic material as well. However, to our knowledge neither BASF, a large German chemical company, nor Hoffman-LaRoche, a large Swiss pharmaceutical company, both large global producers of synthetic astaxanthin, has indicated an interest in this market. Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to synthetic sources and will not pay premium prices for synthetics, even if they are available. We are aware of other companies that are interested in or are actually marketing nutraceutical astaxanthin, such as Igene, which uses a fermentation process. However, to our knowledge, only MicroGaia, AstaCarotene, Cyanotech, Algatechnologies and Minapro produce the product from HAEMATOCOCCUS. We believe our production process has cost or quality advantages or both over all of those companies. That cost advantage will increase with the start of operations at the Chinese Facility.

PHARMACEUTICALS AND DRUG DISCOVERY PROGRAMS

Competition in the search for new pharmaceuticals is more intense than it has ever been, particularly in the areas of anti-infectives, where multiple drug resistance is rendering many old products ineffective, and cancer, where extended life expectancies result in a greater incidence rate in a population that is growing proportionately older. The majority of new drugs originate from natural sources, and bacteria, fungi, plants and animal reservoirs continue to be a principal target of drug discovery efforts by companies worldwide.

While there are a great number of companies seeking to develop pharmaceutical products using a variety of processes, we believe the number of companies that have targeted aquatic microorganisms as a source of lead compounds is relatively few. That is because, even though this source is believed to contain a large number of candidates, until Mera's recent technological innovations they could not be developed, even if discovered.

Although we do not currently have any potential pharmaceutical products under development and have curtailed our efforts and focus in this area, we may decide in the future to place greater emphasis on it when resources become available. Any potential competitor seeking to discover and develop pharmaceuticals from microalgae-derived compounds must have access to the ability to cultivate kilogram quantities of raw material under controlled conditions that assure acceptable quality. We believe that our MGM technology makes this possible, and we are aware of no other existing system that can accomplish the same level of results with the same degree of reliability. In the future, if we choose to pursue pharmaceutical discovery and development, the pharmaceuticals that we derive from natural products screening libraries would compete with products under development at various biotechnology companies based in North America and elsewhere that also focus efforts on natural product pharmacology.

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

PATENTS. We have been awarded or have filed applications for fifteen patents relating to various processes, including, but not limited to, the process and apparatus for the production of photosynthetic microbes and the method of control of microorganism growth process. These patents are active in the United States, the People's Republic of China, Europe, Hong Kong, Japan and South Korea. The original duration of these patents varies from fifteen to twenty years from the date of filing or issuance, and the Company's current patents will be active for six to ten years, provided the maintenance fees associated with such patents are timely paid. The Company reassesses the value of each patent it holds at the time maintenance fees are due, and in cases where maintaining a patent is judged to be of no significant strategic value, we do not renew the patent.

Other companies may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such proceedings could result in substantial costs to us. We cannot ensure that any such third-party patent application will not have priority over ours. Additionally, the laws of certain foreign countries may not protect our patent and other intellectual property rights to the same extent as the laws of the United States.

Our future prospects also depend in part on our neither infringing on patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe on the patents, licenses or other proprietary rights of third parties. We have not conducted an exhaustive patent search, and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. There are many United States and foreign patents and patent applications in our area of interest.

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

LICENSE AND ROYALTY AGREEMENTS. We have licensed production of ASTAFACTOR(R) and its distribution in China to Hainan Sunshine Marine Bioengineering Corporation, Ltd., the entity that is developing the Chinese Facility. By doing so, the Company will be able to realize increased production capabilities to meet increased demand and establish a potential source of royalty revenues while allowing us to focus our efforts on the higher margin activities of discovery, development and commercialization of human nutraceutical and pharmaceutical products. We have also licensed the production and worldwide distribution rights to our AQUAXAN(R) animal feed supplement to Hainan Sunshine Marine Bioengineering Corporation, Ltd. The terms of both of these licenses continue as long as Hainan Sunshine Marine Bioengineering, Ltd. continues to utilize the Company's intellectual property and meets certain conditions in the agreements. We do not anticipate that revenues will be generated under these agreements until construction of the Chinese Facility begins.

TRADEMARKS AND SERVICE MARKS. The following trademarks and service marks have been registered or are claimed marks that the Company has not registered but as to which it believes it has established a common law right of use and as to which it has no information to the contrary. The registered trademark on ASTAFACTOR(R) is valid through March 2012 and the following other claimed marks that the Company believes it has established a common law right of use are valid for the standard period of duration, as provided in applicable common law:

                  ASTAFACTOR(R)
                  AQUAXAN(R)
                  MERA PHARMACEUTICALS(TM)
                  MERA GROWTH MODULE(TM)  (MGM)
                  MERA PROCESS CONTROL SYSTEM(TM)  (MPCS)
                  MERA REMOTE DATA WEB ACCESS(TM)  (RDWA)
                  DRUGS FROM THE SEA(TM)
                  ZEAFACTOR(TM)
                  BETAFACTOR(TM)

GOVERNMENT REGULATION AND PRODUCT TESTING

Our current and potential products and our manufacturing and research activities are or may become subject to varying degrees of regulation by many government authorities in the United States and other countries. Such regulatory authorities could include the State of Hawaii Department of Health or Agriculture Department, the FDA, and comparable authorities in foreign countries. Each existing or potential microalgae product intended for human use that we develop or market, either directly or through licensees or strategic partners, may present unique regulatory problems and risks. Relevant regulations depend on product type, use and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products. Regulations govern manufacture, testing, exporting, labeling and advertising.

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals or cosmetics could require that we develop and adhere to Good Manufacturing Practices ("GMP"), as suggested by the FDA, European standards and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when needed. The contract with the Chinese production facility requires that it operate in accordance with GMP standards.

The Company currently distributes ASTAFACTOR(R) in the United States and it intends to distribute it in certain foreign countries, including China, the European Union, Japan, Canada and Australia. Regulatory approval requirements vary by country. We believe the approval process for ASTAFACTOR(R) in China, Australia, Japan and certain other Asian countries will come under their "natural" status and be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES. As of October 31, 2003, the Company had ten (10) full-time employees. We have begun hiring additional personnel in order to support the resumption of production operations, which we are putting in place to meet anticipated additional demand. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our research, development and production facilities are located in the Hawaii Ocean Science and Technology (HOST) Business Park in Kailua-Kona, Hawaii. Our facility currently consists of approximately four acres containing a number of MGMs, finishing ponds, a processing facility, several laboratories, administrative offices and additional space for production and research and development. All our products are currently produced at this facility. In addition, the design of a large-scale cultivation facility in China has begun. The Company has licensed its patented technology to the joint venture developing the facility.

The Company is currently negotiating the terms of a sublease covering our current parcel with the Natural Energy Laboratory of Hawaii Authority (NELHA), the entity that administers the HOST Business Park. We anticipate reaching agreement on the terms of the lease, to cover a period of not less than five (5) years, during the first calendar quarter of 2004.

The Company's corporate headquarters and principal executive offices are located in Solana Beach, California, where the Company leases office space. However, the Company does not intend to renew that lease when it expires in mid-May 2004, and all operations will again be consolidated in Hawaii. The Company's sublease of office and laboratory space from Ancile Pharmaceuticals in San Diego, California terminated during 2003. The Company briefly leased additional office space in Solana Beach in February 2003 on a month to month basis to accommodate Ancile personnel. As a result of the termination of the Ancile merger discussions, that space is no longer being leased.


ITEM 3.  LEGAL PROCEEDINGS

The Company underwent a reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code during its fiscal year 2002. The following summarizes the material events of the reorganization.

The Company was the subject of an involuntary bankruptcy petition filed on October 30, 2001 by certain of its creditors in the U.S Bankruptcy Court for the District of Hawaii. The Company obtained interim financing and sought to emerge from the proceeding as an operating company. On May 20, 2002, the Bankruptcy Court approved the Company's Disclosure Statement and the Hearing to Confirm the Plan of Reorganization (the "Plan") was set for June 17, 2002. On June 17, 2002, the Bankruptcy Court entered an order confirming the Plan. As of September 16, 2002, the effective date of the Plan, the Company had materially complied with all of the obligations and conditions of the Plan.

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during fiscal year 2003 to a vote of security holders, at a meeting or otherwise. The Board of Directors of the Company has adopted a stock option plan that will need to be approved by the Company's security holders in order to take effect, but that has not yet occurred.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD "Electronic Bulletin Board" (Symbol: "MRPI"). The following table shows for the periods indicated the high and low bid quotations for our common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.


PERIOD                           HIGH BID                LOW BID
------                           --------                -------
FISCAL 2001
    First Quarter                $0.43                   $0.19
    Second Quarter               $0.37                   $0.21
    Third Quarter                $0.29                   $0.24
    Fourth Quarter               $0.26                   $0.12

FISCAL 2002
    First Quarter                $0.16                   $0.05
    Second Quarter               $0.07                   $0.05
    Third Quarter                $0.16                   $0.04
    Fourth Quarter               $0.15                   $0.06

FISCAL 2003
  First Quarter                  $0.08                   $0.03
  Second Quarter                 $0.05                   $0.03
  Third Quarter                  $0.10                   $0.05
  Fourth Quarter                 $0.10                   $0.04

As of October 31, 2003, we had approximately 700 record holders of our 410,249,930 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The Company's Board of Directors adopted a Stock Option Plan on December 30, 2003, but that plan has not yet received the approval of the Company's shareholders required for it to take effect. The Plan calls for reserving 60,000,000 shares of the Company's common stock for issuance, but options have been authorized for less than 1/3 that number of shares.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business. We do not anticipate paying any cash dividends in the foreseeable future.


                     RECENT SALES OF UNREGISTERED SECURITIES


In November 2002 the Company issued warrants to purchase up to 3,440,000 shares of common stock to an officer and director of the Company in connection with loans made to the Company. The outstanding principal and interest due and payable on these notes is convertible into common stock at the per share price of $0.05. The exercise price of the warrants is $0.05 per share, and the warrants have 5-year terms. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

During December 2002 the Company issued 80 shares of Series A preferred stock at a price of $625.00 per share, for aggregate consideration of $50,000, to an individual investor. Each share of Series A preferred stock is convertible into 10,417 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

During December 2002 the Company issued a promissory note for $50,000 to a limited liability company for a loan it made to the Company through one of the lender's members. The terms of this note included interest payable at 6% per annum and a maturity date of December 31, 2002. This note was repaid in full on December 30, 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2002, the Company issued a promissory note for $55,000 to a limited liability company for a loan in that amount that it made to the Company through certain of the lender's members. The terms of this note included interest payable at 6% per annum and a maturity date of December 31, 2002. This note was repaid in full on December 30, 2002. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2002 the Company issued 18,181,818 shares of common stock at a price of $0.11 per share to a Hawaiian limited liability company. That company is managed in part by persons who, at the time of the investment, were shareholders, officers and directors of the Company, and one of them continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2002 the Company issued 974 shares of Series B preferred stock at a price of $625.00 per share to a Delaware limited liability company. Each share of Series B preferred stock is convertible into 8,929 shares of common stock. That company is managed by persons who, at the time of the investment, were shareholders, officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In April 2003 the Company entered into a revolving line of credit with Aquasearch Investment Partners, one of the general partners of which is a director of the Company. The Company eventually borrowed $78,000 under that line of credit, and it has since repaid the line in full. As a part of the compensation payable by the Company to Aquasearch Investment Partners for its extension of credit to the Company, the Company issued to Aquasearch Investment Partners detachable warrants to purchase 1,560,000 shares of the Company's common stock. The warrants have an exercise price of $0.05 per share and a term of five years.

In May 2003 the Company's board of directors agreed to compensate one of its members for his successful efforts in assisting the Company in raising capital during fiscal 2003. The compensation is in the form of issuance of common stock of the Company equal to 7% of the total amount raised in each offering divided by the per share price of such offering. The total number of shares of stock issued under this agreement was 411,333. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In June 2003 the Company issued a note for $50,000 to an investor who loaned the Company that amount. The terms of the note included interest payable at the rate of 10% and a maturity date of March 31, 2004. That loan has since been repaid in full. As a part of the compensation payable by the Company to the lender, the Company issued warrants to purchase 400,000 shares of the Company's common stock. The warrants have an exercise price of $0.05 per share and a term of five years.

In July 2003 the Company agreed to accept assignment of a $100,000 promissory note made by Ancile Pharmaceuticals and held by Ancile Opportunity Partners in exchange for the issuance of 3,703,704 shares of its common stock to the partners in Ancile Opportunity Partners. Among the partners of Ancile Opportunity Partners at the time of the assignment of the note were shareholders, officers and directors of the Company. The assigned note reflected an investment by Ancile Opportunity Partners into Ancile Pharmaceuticals as required under the memorandum of understanding by which the Company was to acquire Ancile through a reverse triangular merger. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

In July 2003 the Company issued 6,428,571 shares of common stock at a price of $0.035 per share, to a Delaware limited liability company. That company is managed in part by a shareholder, officer and director of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In October 2003 the Company issued a promissory note to an officer and director of the Company, in consideration for a loan of $6,000 to the Company. The note has since been repaid in full. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 120,000 shares of the Company's common stock at a price of $0.05 per share, which warrants have a term of five years.

In December 2003 the Company issued 16,909,901 shares of its common stock at a price of $0.11 per share to a Delaware limited liability company. That company is managed in part by a shareholder, officer and director of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2003, the Company issued 2,590,909 shares of its common stock to an investor at a price of $0.11 per share. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


 OVERVIEW
         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2003 we had an accumulated deficit of $2,733,210. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the 2004 fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

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

            SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted SFAS No. 144 in its evaluation of the fair value of certain assets in connection with the adoption of fresh-start accounting.

STOCK ISSUED FOR SERVICES

The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

RESEARCH AND DEVELOPMENT

Research and Development costs are expenses as incurred.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

FRESH START ACCOUNTING

On September 16, 2002, the Company adopted "fresh start" accounting as a result of the completion of bankruptcy proceedings. Accordingly, all assets and liabilities were restated to reflect their respective fair values.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

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

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
               COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2002

         REVENUES. During the years ended October 31, 2003 and 2002, product sales totaled $378,000 and $341,000, respectively. During fiscal 2003, these sales were generated principally through distribution in Hawaii and through direct sales. In addition, we had sales through Mainland retail outlets. The actual improvement in revenues from product sales is greater than reflected in those figures. A credit of $91,000 was issued in 2003 for returned product, which reduced reported product sales by that amount for 2003. Most of the returned product was booked as revenue in prior years. If the effect of the credit were removed from 2003 and the revenue realized in 2002 on the returned product were reversed, the increase in product sales for 2003 over 2002 would exceed 70%. 73% in 2003 over 2002. This increase was due to a number of factors. They include improving sales in the Hawaiian market, as well as a decision to begin selling product in the raw materials market. While the raw materials market offers lower margins than does the sale of finished consumer goods, it is an increasingly important part of the growing market for astaxanthin worldwide. Participation in this market will enable the Company to maximize its revenues, which in turn will help to support the expansion of our direct and retail sales and advance the Company's efforts to reach a positive cash flow during fiscal 2004.

         We earned revenues of $243,000 and $261,000 for the years ended October 31, 2003 and 2002, respectively, from a subcontract for work on a U.S. Department of Energy ("DOE") project. The changes in revenues under this research agreement relate to changes in the number of personnel assigned to perform work under this project at various times.

         Royalty revenues for the years ended October 31, 2003 and 2002 were $156,000 and $61,000, respectively. Royalty revenues included amounts received from another company based on sales of its products. These royalties will not be received beyond the first quarter of 2004.

         In November 2002 the Company entered into a technical services agreement with a Chinese joint venture to assist the joint venture in the design and construction of a large cultivation and processing facility in Hainan, China (the "Chinese Facility"). The same Chinese joint venture had also previously entered into a license and distribution agreement with the Company to utilize our intellectual property to produce AstaFactor(R) and to distribute AstaFactor(R) in China. Under the terms of the consulting agreement, the Company is to receive payments of up to $1 million in exchange for consulting services, with the actual budget to be finalized. Construction of the Chinese Facility is not expected to begin until demand for the Company's products justifies adding that production capacity. The Company does not expect to receive any revenue under the technical services agreement until construction of the Chinese Facility begins. The Chinese joint venture has not yet obtained approval for distribution of AstaFactor(R) in China. The Company's accumulated inventory, together with its existing production capacity in Kona, is sufficient to meet projected customer demands pending the availability of product from the Chinese Facility.

         EXPENSES. Overall operating expenses were $2,809,000 in fiscal 2003, compared with $2,968,000 in 2002, a decline of about 5%. Included in operating expenses for 2003 are several non-recurring items that total approximately $273,000. After adjustment for these items, operating expenses declined by just under 15%. This reduction resulted principally from cost control measures instituted during the second quarter of fiscal 2003.

         COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R), as well as the cost of sales of raw materials and certain other products. Cost of products sold was $318,000 and $151,000 for the years ended October 31, 2003 and 2002, respectively. The higher cost of products sold was due mainly to an increase in sales.

         COST OF CONTRACT SERVICES. Cost of contract services includes costs associated with the U.S. Department of Energy project. During the years ended October 31, 2003 and 2002, the cost of contract services was $390,000 and

$449,000 respectively. The changes in costs under this research agreement relate to changes in the number of personnel assigned to perform work under this project at various times.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2003 were $334,000 as compared to $913,000 for 2002. The decrease in costs in fiscal year 2003 resulted from a shifting of resources to the U.S Department of Energy project, which is not included in this figure, and from general cost control measures instituted by the Company.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the fiscal year 2003 were $1,554,000 versus $1,236,000 for fiscal year 2002. The increase in selling, general and administrative expenses is the result of several factors, which include the shift of personnel from the Department of Energy project, and two non-recurring charges in that category totaling more than $200,000.

         INTEREST EXPENSE. For the years ended October 31, 2003 and 2002, interest expense was $110,000 and $104,000, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations until now through public and private sales of debt and equity securities and debt instruments. During the years ended October 31, 2003 and 2002, we raised approximately $1.12 million and $2.7 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. In 2003 the Company reduced the amount of notes payable outstanding by $1,760,000.

         During fiscal 2003, cash used in operating activities was approximately $1.1 million compared with $2.7 million for fiscal 2002. The reduction in cash used resulted from cost control measures and the use of inventory produced in prior years to generate revenues. Further contributing to the reduction in cash used was the fact that completion of our plan of reorganization in 2002 led to higher than normal expenditures of cash in 2002.

         During the fiscal year ended October 31, 2002, the Company received $2,700,000 in financing in the form of a promissory note. The terms of this note included interest payable at 6% per annum. We used these funds to begin repayment of our pre-bankruptcy obligations and Debtor in Possession financing, as authorized in the Plan, which was confirmed by the Court on June 17, 2002. We also used these funds to pay operating expenses incurred by the Company during the year. During the fiscal year ended October 31, 2003, $2,050,000 of this debt was repaid.

         During April 2003 the Company entered into a line of credit agreement with Aquasearch Investment Partners, a general partner of which is a director of the Company. Under the credit agreement, the Company may borrow up to $125,000 from Aquasearch Investment Partners at an annual interest rate of 10%. The agreement has a term of one year. During fiscal 2003 the Company borrowed $78,000 under the agreement, but it has since repaid that loan in full.

         During June 2003 the Company issued a promissory note in the face amount of $50,000 in exchange for a loan made in that amount to the Company. The outstanding principal amount of the loan accrued interest at the rate of 10% per annum. The note had a maturity date of March 31, 2004, but the Company has prepaid the note in full.

         In July 2003 the Company issued 6,428,571 shares of common stock at a price of $0.035 per share to a Delaware limited liability company for aggregate consideration of $225,000. The company to whom the stock was issued is managed, in part, by shareholders, officers and directors of the Company, one of whom continues to be.
     In October 2003 the Company issued a promissory note in the face amount of $75,000 in consideration for a loan that it received. The Company has since repaid that loan in full.

         The Company is owed additional amounts under a conditional license of certain of its intellectual property rights ("IP") and the grant of the rights to distribute its products in certain geographic markets. The condition to the payment of the license and distribution rights fees is the performance of the comprehensive technical services agreement the Company entered into with the developer of the Chinese Facility.

         Subsequent to the end of fiscal year 2003, the Company received total equity investment of $2,145,000. Of that amount, $1,500,000 were net proceeds, including the fulfillment of the $285,000 conditional commitment it had received in connection with another investment during fiscal 2003. $645,000 of the proceeds from that investment was used to repay a note. In addition, the Company has received a conditional commitment for an additional equity investment of $265,000 prior to the end of calendar 2004. The Company believes that the condition associated with that investment will be met and the investment will be received, but as it does not expect to receive that investment during fiscal 2004, it is not reflected in the financial statements as an investment receivable.

         As a result of the investment that the Company received subsequent to the end of fiscal 2003, we expect to have sufficient capital resources, combined with anticipated revenues, to sustain operations through fiscal 2004 and beyond.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO ALL OTHER INFORMATION INCLUDED IN THIS PROSPECTUS, BEFORE YOU DECIDE TO INVEST IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS OR OTHERS NOT YET IDENTIFIED BY MANAGEMENT, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

We have incurred substantial operating losses and expect to incur future losses. Our future financial results are uncertain, and we may never become a profitable company.

We have had quarterly and annual operating losses since our inception in 1988. From inception through September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,262,111. From September 16, 2002 through October 31, 2003 we had an accumulated deficit of $2,733,210. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2004. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

Should we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve and maintain profitability, including:

     o our ability to complete successfully the commercialization and production cost optimization of our products;
     o our ability to manage production costs and yield issues associated with increased production of our products;
     o the progress of our research and development programs for developing other microalgal products;
     o the time and costs associated with obtaining regulatory approvals for our products;
     o our ability to protect our proprietary rights, or the expense of doing so;
     o the costs of filing, maintaining, protecting and enforcing our patents;
     o    competing technological and market developments;
     o changes in our pricing policies or the pricing policies of our competitors;
     o the costs of commercializing and marketing our existing and potential products; and
     o the inability to achieve a level of sales of our products necessary to generate sufficient revenues to cover research, development and operating costs.

If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations, and we may never become a profitable company.

We may be unable to raise additional capital or generate the capital necessary to support our planned level of research and development activities and TO manufacture and market our products.

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $1.5 million in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

     o    market acceptance of our products;
     o our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of ASTAFACTOR(R);
     o    the extent and progress of our research and development programs;
     o the time and costs of obtaining regulatory clearances for some of our products; o the progress and success of pre-clinical and clinical studies, where applicable;
     o the costs of filing, maintaining, protecting and enforcing patent claims;
     o    the need to address competing technological and market developments;

     o the cost of developing and/or operating production facilities for our existing and potential products;
     o the ability of a third party to complete timely a major cultivation and processing facility and to operate it in a manner that meets our product requirements; and
     o    the costs of commercializing our products.

Revenue from product sales and other sources pay some of our operating costs, but to date that revenue has not been sufficient to cover our operating costs. We are seeking investment from various sources. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to curtail production, limit our product development activities, reduce marketing activities or delay other plans intended to increase revenue and help us achieve profitability.



IF WE CANNOT OVERCOME THE CHALLENGES OF PRODUCING MICROALGAE ON A COMMERCIAL SCALE, WE MAY NOT ACHIEVE ECONOMIC PRODUCTION COSTS.

To be successful, we must produce products at acceptable costs while ensuring that the quantity and quality of our products comply with contractual and regulatory requirements and regulations. Many factors complicate the production of microalgal products, and they could limit production at any time. These include:

     o    microbial contamination;
     o variability in production cycle times due to technical, environmental and biological factors; and
     o    losses of final product due to inefficient processing.

We currently have sufficient inventory to meet the foreseeable requirements of our existing customers. However, we are engaged in efforts to increase sales in order to achieve profitability, potentially beyond the capacity of our existing facility to produce. We have prepared to meet that increased demand, should it occur, by entering into an agreement with a Chinese joint venture that will construct and operate a production facility on Hainan Island, China (the "Chinese Facility") in the event that demand warrants expansion of production capacity. The agreement also calls for the Chinese party to distribute AstaFactor(R) in China. We have also commenced planning for the expansion of our existing facility should that be required to meet customer demand for our products.


IF THE DEMAND FOR NATURAL ASTAXANTHIN OR OUR OTHER PRODUCTS EXCEEEDS OUR CURRENT PRODUCTION CAPABILITIES, AND IF WE ARE UNABLE TO EXPAND OUR PRODUCTION CAPACITY IN A TIMELY MANNER, WE MAY EXPERIENCE SIGNIFICANT FINANCIAL, TECHNICAL AND COMMERCIAL CHALLENGES.

The capacity of our existing production facility in Hawaii is sufficient to meet current demand for our products. However, demand for our natural astaxanthin product may eventually exceed the current capacity of our Hawaiian production facility. To address this capacity question, we have initiated efforts to increase our production efficiency and to prepare for expansion of our Hawaiian facility, if needed.

However, our efforts are focused on generating a level of sales that would make it difficult to meet our total demand from our Hawaiian facility, especially if we develop additional products. We believe that our inventory plus our existing production capacity is sufficient to meet demand for the foreseeable future. In the event that sales increase to a level that we cannot meet with our existing capacity, we have planned for the expansion of our Hawaiian facility. if we are unable to expand our current production facility, we may be unable to meet demand for product and could lose the opportunity to increase our revenues. We could also lose customers, both current and potential, who may not do business with us absent an assurance of the ability to deliver product in sufficient quantities.

OUR DECISION TO RELY UPON THE CHINESE FACILITY TO MEET OUR FUTURE PRODUCTION REQUIREMENTS INVOLVES GREATER FINANCIAL, POLITICAL, CURRENCY AND LEGAL RISKS THAN ENGAGING IN PURELY DOMESTIC TRANSACTIONS.

The risk of engaging in international transactions is inherently greater than confining activities to the United States. There is a variety of factors that contribute to that greater risk, including differences in laws and the increased potential for changes in those laws, language differences, political instability, fluctuations in currency values, the increased cost and difficulty of enforcing legal and contractual rights, increases in tariffs, the imposition of or changes in import controls and export controls, as well as others. We have attempted to reduce these risks by planning for alternatives to the Chinese facility, including the expansion of our facility in Hawaii. However, we may not be able to complete that expansion in a timely manner, either due to capital required for that purpose or the permission that may be needed from our landlord to do so or other reasons. Should that occur, we might not be able to meet the demand for our product, and as a result might not be able to expand our business as rapidly as we might otherwise be able to, or we may lose customers as a result of the inability to fulfill their requirements.

IF THE THIRD PARTY ENTITIES THAT HAVE COMMITTED TO INVEST CAPITAL INTO THE COMPANY DO NOT FULFILL THEIR COMMITMENTS, THE COMPANY COULD EXPERIENCE SIGNIFICANT FINANCIAL AND OPERATIONAL DIFFICULTIES.

Two third party entities have conditionally committed to invest a total of $265,000 into the Company during calendar year 2004. If the Company does not receive both of these investments, we could encounter cash flow and financial difficulties. If these issues become exacerbated by a variety of other related factors, such as less than anticipated revenues or increased expenses, we may not have sufficient capital to successfully continue operations.

OUR CUSTOMER BASE IS CONCENTRATED AMONG RELATIVELY FEW CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on key distribution relationships in Hawaii. These customers currently purchase approximately 60% of the natural astaxanthin products we sell, with the remainder being sold to smaller retail accounts or directly to consumers. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN, AND OUR BUSINESS WILL SUFFER.

Our success depends on the continued efforts of the principal members of our management team. The Company has hired several key members of that team that it needs to retain to execute its plans fully. Success in doing so cannot be assured.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we have had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We anticipate a meaningful increase in employment during fiscal 2004 as we resume and expand production. If revenues do not increase to offset these additional expenses, we may not have the financial resources needed to sustain operations.

We expect demands on our financial and management control systems to increase this year. If we fail to upgrade our financial and management control systems, or if we encounter difficulties during upgrades of these systems, then we may not be able to manage our human and financial resources effectively. Such ineffectiveness could make it difficult to retain or attract employees and could directly or indirectly create unnecessary expenses or lead to incorrect decisions by management.

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

We are exploring expanding our nutraceuticals product line. The success of our nutraceuticals product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP, as and when applicable. We believe the prospects for nutraceutical astaxanthin will depend, in the short term, on product quality and education of consumers regarding its benefits. Our ability to penetrate new markets for natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets outside the United States. We expect the success of our products to depend primarily on our ability to develop and market these new products and, if applicable, to finance clinical trials and obtain regulatory approval for such products.

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical and pharmaceutical markets. We have less than three years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

IF WE DECIDE TO PURSUE RESEARCH AND DEVELOPMENT EFFORTS ON PHARMACEUTICAL PRODUCTS IN ADDITION TO THOSE FOCUSED ON OUR NUTRACEUTICAL PRODUCTS, WE WILL INCUR SIGNIFICANT EXPENSES AND WILL BE EXPOSED TO RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF PHARMACEUTICAL PRODUCTS.

We are not currently involved in research and development for pharmaceutical candidates, but the Company's management may decide to pursue this line of business in the future. If the Company does pursue this line of business, there will be certain risks associated with it. There are many uncertainties, complexities and delays inherent in the research and development, manufacturing, marketing and sale of pharmaceutical products, including: (i) large upfront and continuing capital requirements, (ii) efficacy and safety concerns, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) the suspension or revocation of the authority necessary for manufacture, marketing or sale, (v) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vi) seizure or recall of products, (vii) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights and (viii) manufacturing or distribution problems.

The outcome of the lengthy and complex process of new pharmaceutical product development is inherently uncertain. A product candidate can fail at any stage of the process, and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of: (i) efficacy or safety concerns, (ii) the inability to obtain necessary regulatory approvals, (iii) the difficulty or excessive cost to manufacture product candidates or products, (iv) the costs associated with preventing the infringement of our patents or intellectual property rights by others and (v) the inability to develop the drug candidate rapidly enough to compete with drug candidates or other treatments commercialized by our competitors. Furthermore, the sales of new products may fail to reach anticipated levels or general market acceptance.

As promising drug candidates are identified, we may decide to develop them independently or in collaboration with other companies as a means of generating revenue, reducing risk or obtaining access to additional resources to support the development process. We or our collaborators will need to conduct significant additional research, pre-clinical testing and clinical trials before filing applications with the FDA for product approval of our drug candidates. Clinical trials are expensive, can take several years to complete and have a high risk of failure. If research and testing are not successful or our drug candidates fail to obtain regulatory approval, we or our collaborators will be unable to market and sell products derived from our drug candidates, although it may still be possible to market these products as nutraceuticals. As a result, we may not receive product royalty payments or the royalties that we receive may be significantly reduced, and our ability to continue operations could be jeopardized.

THE PROGRESS AND RESULTS OF PRECLINICAL AND CLINICAL TESTING ARE INHERENTLY UNCERTAIN, WHICH COULD DELAY OUR EFFORTS AND THE EFFORTS OF ANY COLLABORATORS TO COMMERCIALIZE PHARMACEUTICAL DRUGS.

Both pre-clinical and clinical testing are long, expensive and uncertain processes. It may take several years to complete the pre-clinical testing and clinical development necessary to commercialize a pharmaceutical, and failure can occur at any stage. Commercialization of products derived from drug candidates depends upon successful completion of clinical trials. Interim results of trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including other biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We have never successfully completed clinical development of any of our drug candidates. In addition, we do not know whether future clinical trials will begin on time or whether they will be completed on schedule, or at all. The length of time necessary to initiate and complete clinical trials varies significantly and is often difficult to predict.

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

WE OR OUR COLLABORATORS WILL NEED TO OBTAIN REGULATORY APPROVAL TO MARKET PRODUCTS DERIVED FROM ANY DRUG CANDIDATES WE MAY HAVE IN THE FUTURE.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities, both in the United States and abroad. Even if we obtain regulatory approval for a future drug candidate, the approval may not be obtained in a timely manner or under technically or commercially feasible conditions. We and our collaborators cannot market a pharmaceutical product in the United States until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Similar approval processes apply in most, if not all, of the foreign markets in which we intend to sell our products. Satisfaction of regulatory requirements typically takes many years, depends upon the type or complexity and novelty of the product and requires substantial resources. Of particular significance are the FDA's requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

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

OUR PRODUCTS AND PRODUCTION ACTIVITIES ARE SUBJECT TO GOVERNMENT REGULATION AND ACTION, WHICH ARE SUBJECT TO CHANGE.

We are affected by changes in or the imposition of governmental regulations and actions, including: (i) new laws, regulations and judicial decisions related to the production, marketing and sale of pharmaceutical and nutraceutical products,
(ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new pharmaceutical products and result in lost market opportunity, (iii) new laws, regulations and judicial decisions affecting pricing or marketing of pharmaceutical and nutraceutical products and (iv) changes in the tax laws relating to Mera Pharmaceuticals' operations.

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

The patent positions of nutraceutical, pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Patent law continues to evolve in the scope of claims in the technology area in which we operate. Therefore, the degree of future protection for our proprietary rights is uncertain. We cannot guarantee that others will not independently develop similar or alternative technologies. Other parties may duplicate our technologies, or, if patents are issued to us, they may design around those patented technologies. Other parties may have filed or could file patent applications that are similar or identical to some of ours. These patent applications could have priority over ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could be very costly. In addition, the laws of some foreign countries may not protect our patents and other intellectual property rights to the same extent as the laws of the United States.

We could incur substantial costs in litigation if we need to defend ourselves against patent infringement claims brought by third parties, or if we choose to initiate claims against others. We have in the past, and we may in the future, be required to dedicate significant management time and financial resources to prosecute or defend infringement actions. In addition, a finding of non-infringement or declaration of invalidity of our patents could reduce or eliminate the exclusivity of our proprietary technology. Present and potential collaborators may terminate or decide not to enter into relationships with us if our intellectual property position is weakened. In addition, a finding of non-infringement or declaration of invalidity of our patents could reduce our ability to obtain future financing.

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

OUR PRODUCTION CAPABILITY IS HIGHLY DEPENDENT ON ENVIRONMENTAL AND CLIMATIC FACTORS BEYOND OUR CONTROL.

All of our current production capacity is located at a single facility in Kona, Hawaii. We currently have an ample inventory to meet our foreseeable demand, but any future event that causes a long-term disruption in production at our facility could significantly impair our ability to meet customer demand. These events could include fires, volcanic eruptions, earthquakes, tidal waves, hurricanes or other natural disasters. In addition, consistent sunlight, high ambient temperatures and an ample supply of fresh water are necessary for microalgal growth. If we experience any significant or unusual change in climate, or should our water supplies be threatened by microbial contamination we cannot control, there could be an adverse impact on our production. If we cease production for any significant period, the success of our business would be threatened from a resulting loss of customers, revenues and valuable employees.

CURRENCY FLUCTUATIONS AND DIFFERENT STANDARDS, REGULATIONS AND LAWS RELATING TO INTERNATIONAL OPERATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We expect to sell our products on a global scale due to projected international market demand. International business is generally more difficult than domestic business and can create additional costs and delays not associated with business conducted solely within the United States. Factors related to doing business internationally that could impact us include: foreign government controls and regulations, economic conditions, currency fluctuations, duties and taxes, political and economic instability or unrest, imposition of or increases in tariffs, disruptions or delays in shipments and other trade restrictions. These factors, among others, can all lead to interference with or increased costs of operation and the ability to sell products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on our business, our financial condition and the results of operations. There can be no assurance that our products or marketing efforts will be successful in foreign markets.

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

As of October 31, 2003, our current directors and executive officers, as a group, beneficially owned approximately 14% of the 429,749,930 outstanding shares of our common stock. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

If we fail to compete effectively against larger, more established companies with greater resources, our business would suffer.

Competition in the nutraceutical and pharmaceutical markets is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of several companies that sell a similar nutraceutical product. Three of these companies have a product that, like ours, is based on astaxanthin derived from HAEMATOCOCCUS PLUVIALIS. MicroGaia, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. AstaCarotene AB of Sweden, which was recently acquired by MicroGaia, has produced and sold its nutraceutical astaxanthin for several years in Western Europe. Cyanotech Corporation, based in Hawaii, and AlgaTechnologies, based in Israel, also sell competing nutraceutical astaxanthin products. We expect that our nutraceutical astaxanthin product will compete on the basis of product quality, price, efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

There are various companies using microalgae cultivation technology processes that compete with our processes. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado, that produce commercial quantities of microalgae using modified fermentation processes. We are also aware of one company, Cell Tech of Oregon, which harvests microalgae from natural environmental sources. There are three other companies in the world - Biotechna of Australia, AlgaTechnologies of Israel and MicroGaia of Hawaii - that claim to possess proprietary photobioreactor technology and use it for commercial purposes. While there are many other photobioreactors in operation besides those, to our knowledge, they are all operated by universities or research institutes and are not used for commercial purposes. It is possible that competing photobioreactor technologies that could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future.

We also anticipate that the competition to develop microalgal-based products other than natural astaxanthin will increase. We expect competitors to include major pharmaceutical, food processing, chemical and specialized biotechnology companies. Many of these companies will have financial, technical and marketing resources significantly greater than ours. There are also other emerging marine biotechnology companies that could form collaborations with large established companies to support research, development and commercialization of products that may compete with our current and future products. Also, academic institutions, governmental agencies and other public and private research organizations are conducting research activities and seeking patent protection for microalgal products and may commercialize products that compete with ours on their own or through joint ventures. In addition, there may be technologies we are unaware of, or technologies that may be developed in the future, that could adversely affect our perceived technical and competitive advantage.

INCREASED COMPETITION MAY SIGNIFICANTLY REDUCE THE MARKET PRICE OF NATURAL ASTAXANTHIN.

Astaxanthin can be produced either naturally from Haematococcus pluvialis, as we do, from a yeast by fermentation, as Igene Biotechnology, Inc. does, or through synthesis of chemical compounds. We are not aware that synthetic astaxanthin is approved for direct human consumption in any jurisdiction, although the FDA approved the Hoffman-LaRoche, Ltd. synthetic astaxanthin product as a food additive in fish feed in 1995. The Igene yeast-based product is also not approved for regular human consumption. We believe that the cost of producing synthetic astaxanthin is significantly lower than that for natural astaxanthin. We are not able to determine how production costs for the yeast-based product compares with ours. If we succeed in commercializing natural astaxanthin to the extent we project, producers of yeast-based and synthetic astaxanthin may increase their efforts to obtain approval of their product for human consumption. Studies have shown that natural astaxanthin is more effective than synthetic astaxanthin when used with various fish and shellfish populations. However, we have not determined that to be the case in human applications. The introduction of yeast-based or synthetic astaxanthin into the human nutraceutical marketplace could adversely affect the price at which we sell our product and the market share that we can obtain. While we believe that there are substantial hurdles to the approval of yeast-based and synthetic astaxanthin for human consumption in the U.S. and other major markets, we cannot be certain that such approval will not occur. A single producer, Hoffman-LaRoche, Inc., currently dominates the synthetic astaxanthin market. Hoffman-LaRoche has maintained the market price of its synthetic astaxanthin, which is derived from petrochemicals, at approximately $1,800 - $2,500 per kilogram. That is below the price at which we would be able to sell astaxanthin in comparable form.

IF WE ARE UNABLE TO COMPLY WITH GOVERNMENT REGULATION OF OUR PRODUCTS AND PRODUCTION ACTIVITIES, WE MAY BE FORCED TO DISCONTINUE PRODUCTION OF CURRENT OR FUTURE PRODUCTS.

We are subject to federal, state, local and foreign laws and regulations governing our products and production activities. This makes us vulnerable to:
(i) the imposition of new laws, regulations and judicial decisions related to pharmaceutical and nutraceutical products, (ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) new laws, regulations and judicial decisions affecting pricing or marketing of pharmaceutical and nutraceutical products, (v) the suspension or revocation of the authority necessary for manufacture, marketing or sale of our products, (vi) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vii) seizure or recall of products, and (viii) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights. While we do not consider our products to be "herbal" supplements (i.e., products that are made from drying and grinding entire plant parts), increased regulatory scrutiny of herbal products as the result of health issues (e.g., with ephedra) may also lead to more stringent regulation of our products.

Each existing or potential product that we develop, produce, market or license presents unique regulatory problems and risks. Relevant regulations depend on product type, use and method of manufacture. The FDA regulates, in varying degrees and in different ways, dietary supplements, other food products, medical devices and pharmaceutical products. Regulations govern manufacture, testing, exportation and labeling, while the Federal Trade Commission (FTC) regulates advertising.

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals, or cosmetics may require that we and our contractors and licensees develop and adhere to GMP as established by the FDA, ISO standards as suggested in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies or customer requirements. For each potential pharmaceutical product that we develop, produce, market or license, we will be required to go through a lengthy, expensive and rigorous FDA drug approval process which includes pre-clinical animal studies and Phase I (toxicity), Phase II (dosage) and Phase III (efficacy) human clinical studies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our extraction and encapsulation facilities must meet GMP standards, and they do.

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

Nutraceutical products that we develop will be viewed as human dietary supplements. The FDA requires pre-market clearance in the United States and other countries where these nutraceutical products are marketed if they are intended for human consumption. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. With natural products such as ours there is often only a brief and inexpensive waiting period before marketing of a nutraceutical can begin. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. FDA clearance to market dietary supplements is obtained by notifying the FDA in writing of the intention to market a certain product and providing supporting documentation regarding toxicity. If the FDA does not object within a specified period of time, approval is deemed granted. Mera's corporate predecessor received FDA clearance for the ASTAFACTOR(R) in early 2000. While we believe that the natural products on which we are focused will be subject to few objections in this approval process, we cannot ensure that any of our future products, on which we may have expended substantial development effort, will be cleared by the FDA on a timely basis, if at all.

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

THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     o announcements of technological innovations or new commercial products by us or our competitors;
     o developments concerning proprietary rights, including patents, by us or our competitors;
     o publicity regarding actual or potential benefits or drawbacks relating to products under development by us or our competitors;
     o conditions or trends in the life sciences, nutraceutical or pharmaceutical markets;
     o changes in the market valuations of biotechnology and life sciences companies in general; and
     o general regulatory developments affecting our products in both the United States and foreign countries.

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

Our common stock is currently traded in the over-the-counter market on the NASD Electronic Bulletin Board. Securities on the NASD Electronic Bulletin Board are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. Since the initial public offering of our common stock in January 1989, the average daily trading volume of our common stock has been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. In addition, accurate price quotations can be difficult to obtain and price volatility is common for companies whose securities trade on the NASD Electronic Bulletin Board.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of January 15, 2004 we had 410,749,930 shares of common stock outstanding. Of these shares, approximately 125,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc. Approximately another 250,000,000 shares issued in connection with our reorganization, but not exempt from registration under the Bankruptcy Code, have now been held for more than a year and can be traded under Rule 144 subject, in some or all cases, to the volume restrictions contained in that rule. In addition, the Company filed an SB-2 registration statement covering those shares in December 2003, which enabled the named sellers to trade their shares pursuant to the prospectus contained in the registration statement. As a result, the public float of our common stock has increased greatly.

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of these shares being offered for sale will have on prevailing market prices. However, if substantial amounts of our common stock were sold in the public market, then market prices for our common stock could decrease so much that we may not be able to raise additional capital through the sale of equity securities.

We may need additional funding for capital expenditures and operating capital. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted. In addition, new equity purchasers may obtain rights, preferences or privileges that are superior to those of our existing stockholders.

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR STOCKHOLDERS.

Our Certificate of Incorporation authorizes the issuance of up to 10,000 shares of "blank check" preferred stock. Our Board of Directors has the power to determine all designations, rights, preferences, privileges and restrictions of this preferred stock. In addition, our Board of Directors is not required to obtain stockholder approval to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The Board of Directors could issue the preferred stock in order to raise needed capital, or to discourage, delay or prevent a change in control of our Company, even if a change of control would be beneficial to our stockholders.

ITEM 7.  FINANCIAL STATEMENTS

         Audited balance sheet as of October 31, 2003 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2003 and 2002, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with accountants on accounting and financial disclosure during fiscal 2003 or 2002. The Company did change accountants from Buttke, Bersch & Wanzek, PC, which performed its audits for fiscal 2001 and 2002, to Jewett, Schwartz& Associates, who performed the review of the Company's third quarter financial statements and issued the audit report for 2003 that is contained in this report. The change in accountants was reported on Forms 8-K, which are incorporated into this report by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.


------------------------------- -------------- -------------------------------------------------------
NAME                                 AGE       POSITION
------------------------------- -------------- -------------------------------------------------------

------------------------------- -------------- -------------------------------------------------------
Daniel P. Beharry..............      51        Chief Executive Officer, Secretary and Director
------------------------------- -------------- -------------------------------------------------------

------------------------------- -------------- -------------------------------------------------------
Kenneth Crowder................      65        Director
------------------------------- -------------- -------------------------------------------------------
                                     55        Director
Gregory F. Kowal

------------------------------- -------------- -------------------------------------------------------
Laurence Sombardier                  35        Vice-President and General Manager of the Operations
                                               and Production Facility
------------------------------- -------------- -------------------------------------------------------

------------------------------- -------------- -------------------------------------------------------
Terry Bridges                        58        Facilities Engineer and Processing Manager
------------------------------- -------------- -------------------------------------------------------

------------------------------- -------------- -------------------------------------------------------
Miguel Olaizola, PhD ..........      41        Research Manager
------------------------------- -------------- -------------------------------------------------------


DANIEL BEHARRY, CHIEF EXECUTIVE OFFICER, SECRETARY AND DIRECTOR, has served as a director of our company since June 2002 and Chief Operating Officer and Secretary since August 2002. He was named Chief Executive Officer on July 16, 2003. He received his undergraduate degree from Yale College and his law degree from the University of Southern California. After 17 years in private legal practice, Mr. Beharry joined the legal and management staff of Caradon Inc. (now Novar, Inc.), the North American corporate headquarters of Caradon plc, a $3 billion per year British building materials conglomerate. His responsibilities at Caradon included implementation of a quality improvement process in more than 30 North American operations. Mr. Beharry began working on development stage companies in 1997, and he participated in the founding of medibuy, Inc. in 1998, Parentech, Inc. in 2000 and numerous other businesses. In 2001 Mr. Beharry and others founded Chardan Ventures, LLC and Pacific Asia Ventures, LLC, both of which played a critical role in the reorganization of Aquasearch and the creation and development of Mera.

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

KENNETH CROWDER, DIRECTOR, has served as a director of the Company since September 16, 2003. Mr. Crowder is the founder and Chief Executive officer of Concordia Finance, which participates in the financing of big rig (Class 8) trucks. Prior to that, he spent more than two decades as an engineer for Northrup corporation, working on a number of products. He began his engineering career with the U.S. Naval Ordnance Lab in Corona, California. Mr. Crowder received a BA in physics from University of California Riverside in 1960 and a Masters in physics from California State University at Long Beach in 1966.

LAURENCE SOMBARDIER, VICE PRESIDENT AND GENERAL MANAGER OF THE OPERATIONS AND PRODUCTION FACILITY, has served as Vice President and General Manager of the Company's Operations and Production Facility in Hawaii since October 2002. Mrs. Sombardier joined the Company in October 1997. She was instrumental in expanding the initial pilot plant to a production facility as well as setting up the process control system for the patented Mera Growth Module. Mrs. Sombardier has also led all Information Technology-related efforts for the Company since 1997. She received a MS in Physical Oceanography from Scripps Institution of Oceanography. After receiving her degree, she managed the Global Drifter Center, a world wide scientific effort out of Scripps Institution of Oceanography to measure the world's ocean surface currents.

TERRY L. BRIDGES, FACILITIES ENGINEER AND PROCESSING MANAGER, joined the Company as a facilities engineer and processing manager in August of 1997. After receiving formal education at the University of California Santa Barbara, he attended Crawford's School of Navigation and Marine Engineering in Wilmington, California. Following graduation from Crawford's in 1971, Mr. Bridges entered a career in commercial fishing where he developed extensive process and mechanical engineering skills while serving as Chief Engineer on American fishing trawlers. From 1981 to 1995 he participated in international joint fishing ventures with Taiyo International and Nippon Suisan, serving as Captain on two large American fishing trawlers operating in the Bering Sea and Gulf of Alaska. His primary responsibilities also included the implementation of mechanical systems and processes on new American factory ships entering the fishery. Since joining Mera, Mr. Bridges has been instrumental in the development of production processes and implementing the automated algal growth systems and infrastructure at the operations and production facility in Hawaii.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2003.



                                                                   RESTRICTED
NAME AND PRINCIPAL              YEAR ENDED                           STOCK
    POSITION                    OCTOBER 31,        SALARY ($)       AWARD(S) ($
    --------                    -----------        ----------       -----------

Daniel P. Beharry,   Chief         2003        $   116,250 (1)      $ 0
Executive Officer                  2002        $    37,500          $ 0
                                   2001        $         0          $ 0

Richard  D.   Propper,   M.D.,     2003        $    62,375 (2)      $ 0
Chief Executive Officer            2002        $    37,500          $ 0
                                   2001        $         0          $ 0


(1) Mr. Beharry assumed the role of Chief Executive Officer effective July 16, 2003. The compensation stated for 2003 includes that paid to him in his role as Chief Operating Officer prior to July 16, 2003. The compensation stated for 2002 reflects his salary for the period August 1, 2002 through October 31, 2002 in his capacity as Chief Operating Officer, during which time his annual salary rate was $150,000.

(2) Dr. Propper stepped down as Chief Executive Officer effective July 16, 2003. The figure stated sets forth the salary he was paid from November 1, 2002 through July 16, 2003. Dr. Propper's compensation for 2002 reflects the amounts paid to him as Chief Executive Officer of the Company from the period August 1, 2002 through October 31, 2002, during which time his annual salary rate was $150,000.

OPTION GRANTS IN FISCAL 2002

No stock options were granted to our named executive officers during the fiscal year ended October 31, 2002. The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The adopted a new stock option plan subsequent to the end of fiscal year 2003.

STOCK OPTIONS EXERCISED DURING FISCAL 2002

No stock options were exercised by the named executive officers of the Company during fiscal 2002.

FISCAL YEAR-END OPTION VALUES

Because the Company's 1996 Stock Option Plan and all outstanding stock options were terminated during the Company's reorganization proceedings in fiscal 2002, there were no outstanding stock options held as of October 31, 2003.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of February 2, 2004 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.



                                                                                          PERCENTAGE OF
                                                    NATURE OF                              SHARES
                                                   BENEFICIAL       NUMBER OF SHARES     BENEFICIALLY
DIRECTORS AND OFFICERS (1)                          OWNERSHIP      BENEFICIALLY OWNED     OWNED (1)
------------------------------------------------------------------------------------------------------
Kenneth Crowder
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................     Direct             1,509,608            *

Richard D. Propper, MD
c/o Mera Pharmaceuticals, Inc.
777 South Highway 101, Suite 215                   Direct and
Solana Beach, California  92075.................    Indirect           33,943,623 (2)       7.8%

Daniel P. Beharry
c/o Mera Pharmaceuticals, Inc.
777 South Highway 101, Suite 215                   Direct and
Solana Beach, California  92075.................    Indirect           32,464,065 (3)       7.6%

Gregory F. Kowal
First Honolulu Securities
900 Fort Street Mall, Suite 90                     Direct and
Honolulu, Hawaii  96813.........................    Indirect       26,364,503 (4)           6.1%

All directors and executive officers as a group    Direct and
   (4 persons) .................................    Indirect          94,281,799           21.9%


5% STOCKHOLDERS
---------------
The Company is not aware of any persons or groups who own 5% or more of the Company's stock, except for those officers and directors listed above.


   *   Less than one percent

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of February 1, 2004. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after January 14, 2002 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) This amount includes 17,023,372 shares held by Dr. Propper's spouse (directly or indirectly) as well as 3,440,000 shares of common stock that Dr. Propper has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising common stock warrants he holds.

(3) This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly), plus 120,000 shares that Mr. Beharry has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising common stock warrants that he holds.

(4) These shares held indirectly are in the name of Aquasearch Investment Partners, of which Mr. Kowal is a general partner. This figure also includes warrants to acquire 1,560,000 shares of common stock, which warrants were issued to Aquasearch Investment Partners.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 30, 2002, the Company issued 18,181,818 shares of common stock at $0.11 per share, for an aggregate purchase price of $2,000,000, to a Hawaiian limited liability company managed in part by persons who at the time shareholders, officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In December 2002 the Company issued 974 shares of Series B preferred stock at $625.00 per share, for aggregate consideration of $609,000, to a limited liability company managed in part by persons who at the time were shareholders, officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         During the months of July through December 2002 the Company issued various promissory notes totaling $2,750,000 to a limited liability company managed by persons who at the time were officers and directors of the Company, one of whom remains such, in exchange for funds borrowed by the Company. $1,906,000 of such notes were repaid subsequent to October 31, 2002 and reinvested into the Company as equity. All promissory notes were cancelled upon repayment and all accrued interest on the notes was forgiven. A new promissory note was negotiated by the parties and issued on December 31, 2002 by the Company for the remaining balance of $794,000. This promissory note accrues interest at 6% per annum and has a maturity date of December 31, 2003.

         During November 2002 the Company entered into various convertible promissory notes totaling $185,732 with an officer and director of the Company. The terms of the notes include interest accruing at 10% per annum and a maturity date of March 31, 2003. In addition, these convertible promissory notes call for issuance of common stock warrants to the lender equal to the face amount of the promissory notes divided by $0.05, or warrants to purchase up to 3,440,000 shares of common stock. The exercise price of the warrants is $0.05 per share and the warrants have 5 year terms. Portions of this indebtedness were repaid over the course of 2003.

         During the months June through July 2002 the Company entered into various promissory notes totaling $117,300 with officers and directors of the Company and a limited liability company managed in part by persons who at the time were shareholders, officers and directors of the Company, one of whom continues to be. Interest was accrued on the notes at 12% per annum. The notes have since been repaid in full.

         During the two years ended October 31, 2001, a director and beneficial owner of over 5% of our common stock purchased 7,833,334 shares of common stock at $0.15 per share. In connection with the purchase, Mr. Kowal received 1,175,000 warrants with an exercise price of $0.40 per share. All of these transactions preceded Mr. Kowal's becoming a director of the Company on June 17, 2002.

         In August 2002 the Company entered into a consulting agreement with a former director of the Company. This agreement was terminated in February 2003. Under the terms of the agreement the former director received $5,500 during the year ended October 31, 2003. The company subsequently settled all amounts due that director in exchange for an agreement to repay outstanding expenses incurred by him.

         During the course of the year the Company issued various unsecured notes payable to officers, directors and shareholders of the Company. These notes were issued to fund the Company's working capital requirements and accrue interest at rates ranging from 6% to 10% per annum. The outstanding principal and interest due and payable on certain notes is convertible into common stock. Additionally, certain notes were issued with detachable stock purchase warrants, as defined, at price of $0.05 per common share. In July 2003 one of these notes was converted to equity. The balance outstanding on these notes was $218,011 as of October 31, 2003. The total interest expense on such notes during the year was approximately $18,000. See Note 6.

         In December 2002 the Company issued 18,181,818 shares of common stock at a price of $0.11 per share, for aggregate consideration of $2,000,000, to a Hawaiian limited liability company. That company is managed in part by certain parties who at the time were officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In December 2002 the Company issued 974 shares of Series B preferred stock at a price of $625.00 per share, for aggregate consideration of $609,000, to a limited liability company. That company is managed in part by certain parties who at the time were officers and directors of the Company, one of whom continues to be. Each share of Series B preferred stock is convertible into 8,929 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and has the right to resell the inventory, and upon doing so is obligated to repay the partnership the price it paid for the inventory plus 10%. Revenue from the sale of the inventory to the partnership is deferred until such time as the Company resells the inventory. The Company has deferred revenue of $57,760 as of October 31, 2003 in connection with this transaction.

         In April 2003 the Company entered into a line of credit agreement with a partnership of which a director of the Company is a general partner. The line of credit was established to fund operations and the Company may borrow up to $125,000 at an annual interest rate of 10%. Under the terms of the agreement the outstanding principal and interest is convertible into common stock. Additionally, the lender received detachable stock purchase warrants, as defined, at price of $0.05 per common share in consideration for the extension of credit under this arrangement. The principal balance outstanding on the line of credit was $78,000 as of October 31, 2003.

         In May 2003 the Company's board of directors agreed to compensate one of its members for his successful efforts in assisting the Company in raising capital during fiscal 2003. The compensation is in the form of issuance of common stock of the Company equal to 7% of the total amount raised in each offering divided by the per share price of such offering. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In July 2003 the Company issued 6,428,571 shares of common stock at a price of $0.035 per share, to a Delaware limited liability company. That company is managed in part by a person who is a shareholder and an officer and director of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In July 2003 a promissory was issued to a limited liability company managed by a person who is a shareholder and an officer and director of the Company. The note accrued interest at an annual rate of 6% and was due and payable on December 31, 2003. The balance outstanding was $644,000 as of October 31, 2003 and the note was paid in full subsequent to year-end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                          INDEX OF EXHIBITS

2.1*       Plan Confirmation Hearing and Debtor's Plan of Reorganization
2.2** Certificate of Merger Merging Aquasearch, Inc., a Colorado Corporation, into Mera Pharmaceuticals, Inc., a Delaware Corporation
2.3** Certificate of Merger Merging Aqua RM Co, Inc. into Mera Pharmaceuticals, Inc.
3.1**      Certificate of Incorporation

3.2### Certificate of Designation of Series A Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.3### Certificate of Designation of Series B Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof
3.4**      Bylaws
4.1+       Form of 1996 Bridge Loan Note
4.2+       Form of 1997 Warrant
4.3++      Form of Convertible Note
4.4++      Form of Warrant
4.5++      Form of Note and Warrant Purchase Agreement
4.6#       Form of Promissory Note
10.1# Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996 (terminated)
10.2# Stock Subscription Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996
10.3+ The Amended Keahole Point Facilities Use Agreement dated August 22, 1996 by and between The National Energy Laboratory of Hawaii Authority and Aquasearch, Inc.
10.4$      Letter of Intent between C. Brewer and Company Limited and
           Aquasearch, Inc.
10.5## Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated June 14, 1999
10.6$$ Common Stock Purchase Agreement (including Form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.7$$ Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.8### Sublease between the Company and Ancile Pharmaceuticals, Inc., dated July 31, 2002.
10.9$$$ Technical Services Contract, dated November 9, 2002, between the Company and Hainan Sunshine Marine Bioengineering Co., Ltd.
16.1*** Letter Regarding Change in Certifying Accountant. Ernst & Young Letter, dated January 24, 2002
16.2*** Letter Regarding Change in Certifying Accountant. Company Letter, dated January 16, 2002
16.3**** Letter Regarding Change in Certifying Accountant. Buttke, Bersch & Wanzek letter dated September 9, 2003
16.4*****  Letter Regarding Change in Certifying Accountant. Buttke, Bersch &
           Wanzek letter dated October 29, 2003
23.1###    Consent of Buttke, Bersch & Wanzek, P.C., independent auditors
23.2       Consent of Buttke, Bersch & Wanzek, P.C., independent auditors



* Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, dated July 3, 2002
** Incorporated by reference to the exhibits filed to the exhibits of our Current Report on Form 8-K, dated July 30, 2002.
*** Incorporated by reference to the exhibit filed with out Current Report on Form 8-K, dated January 24, 2002
**** Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated September 5, 2003.
***** Incorporated by reference to the exhibit filed with the amendment to our Current Report on Form 8-K A filed on November 13. 2003.

+ Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996
++ Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-B filed October 28, 1998
+++        Previously filed
# Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996
## Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed November 9, 1999
$ Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, dated November 13, 1996
$$ Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000
$$$ Incorporated by reference to the exhibit filed with our Report on Form 10-QSB filed March 24, 2003
### Incorporated by reference to the exhibit filed with our registration statement filed on Form SB-2/A dated December 11, 2003.

                              EXHIBITS

Exhibit 23.2

CONSENT OF INDEPENDENT AUDITOR

February 12, 2004


Mera Pharmaceuticals, Inc.
777 South Highway 101, Suite 215
Solana Beach, CA 92075


I hereby consent to the use in this report on Form 10KSB of our report dated October 31, 2002 relating to the financial statements of Mera Phamaceuticals, Inc. (f/k/a Aquasearch, Inc.) and to the references contained therein to Buttke, Bersch & Wanzek, P.C.


/s/ David Wanzek, CPA

Buttke, Bersch & Wanzek, P.C.
Certified Public Accountants


REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the last quarter of the year ended October 31, 2003:

September 2, 2003 (filed September 9, 2003), reporting the change in independent auditors from Buttke, Bersch & Wanzek, PC to Jewett, Schwartz & Associates.

September 2, 2003 (filed October 21, 2003) (Amendment 1) providing further information on the Company's change of independent auditors.


ITEM 14.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms is defined under rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90-day period prior to the filing date of this report. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                              FINANCIAL STATEMENTS

                           Mera Pharmaceuticals, Inc.


                                Table of Contents


Report of Independent Certified Public Accountants.....................F - 2

Balance Sheet as of October 31, 2003...................................F - 3

Statements of Operations for the year ended October 31, 2003 and for the periods from September 17, 2002 to October 31, 2002 and
November 1, 2001  to September 16, 2002.......
                                                                       F - 4

Statements of Changes in Stockholders' Equity for the year ended
October 31, 2003 and for the periods from September 17, 2002 to
October 31, 2002 and November 1, 2001 to September
16, 2002...............................................................F - 5

Statements of Cash Flows for the year ended October 31, 2003 and for the periods from September 17, 2002 to October 31, 2002 and November 1, 2001 to September 16, 2002......
                                                                       F - 6

Notes to Financial Statements.........................................F - 7 -18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Mera Pharmaceuticals, Inc.:

         We have audited the accompanying consolidated balance sheet of Mera Pharmaceuticals, Inc. (hereinafter referred to as "the Company" or "Mera") (a Delaware corporation) as of October 31, 2003, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of October 31, 2002 were audited by other auditors whose report, dated January 24, 2003, on those statements included an explanatory paragraph that described the Company's need to seek new sources of financing or revenue to pursue its business strategy raise substantial doubt about the Company's ability to continue as a going concern as further discussed in Note 2.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera
Pharmaceuticals, Inc. as of October 31, 2003, and the results of their operations and their cash flows for the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
   February 5, 2004.



                           Mera Pharmaceuticals, Inc.
                                  Balance Sheet


                                                                      October 31, 2003
                                                                     ------------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 1,149
    Accounts receivable, net                                                    51,905
    Inventories                                                                977,502
    Prepaid expenses and other                                                  32,260
                                                                     ------------------
Total current assets                                                         1,062,816

Plant and equipment, net                                                     3,055,038
Other assets, net of accumulated amortization of $16,560                       149,040
                                                                     ------------------

Total Assets                                                               $ 4,266,894
                                                                     ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses and customer credits                $ 1,042,862
    Notes payable                                                              940,011
    Deferred revenue                                                           301,402
                                                                     ------------------
Total Current Liabilities                                                    2,284,275

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 5,000,000
          shares authorized, 80 Series A shares issued and
          outstanding and 974 Series B shares issued and
          outstanding at October 31, 2003                                            2
    Common stock, $.0001 par value: 500,000,000
          shares authorized, 405,643,926 shares issued
          and outstanding at October 31, 2003                                   40,565
    Additional paid-in capital                                               4,675,262
    Accumulated deficit                                                     (2,733,210)
                                                                     ------------------
Total stockholders' equity                                                   1,982,619
                                                                     ------------------

Total Liabilities and Stockholders' Equity                                 $ 4,266,894
                                                                     ==================


       See the accompanying notes to the financial statements


               MERA PHARMACEUTICALS, INC.
                STATEMENTS OF OPERATIONS
                                                                            Successor               Predecessor
                                                 ------------------     -------------------      -------------------
                                                   Twelve Months        September 17, 2002        November 1, 2001
                                                       Ended                 Through                  Through
                                                 October 31, 2003        October 31, 2002        September 16, 2002
                                                 ------------------     -------------------      -------------------

Revenue
   Products                                              $ 377,589                $ 17,777                $ 323,212
   Contract Services                                       242,868                  15,443                  245,123
   Royalties                                               155,652                  15,350                   45,167
                                                 ------------------     -------------------      -------------------
Total Revenue                                              776,109                  48,570                  613,502
                                                 ------------------     -------------------      -------------------

Costs and Expenses
   Cost of products sold                                   335,986                  10,627                  145,505
   Cost of subcontract services                            389,721                  36,054                  413,051
   Research and development costs                          333,794                 158,299                  754,408
   General and administrative                            1,554,057                 302,147                  933,725
   Depreciation                                            112,697                  68,867                  145,290
   Amortization                                             16,560
   Impairment loss                                          66,550                       -                        -
                                                 ------------------     -------------------      -------------------
Total costs and expenses                                 2,809,365                 575,994                2,391,979
                                                 ------------------     -------------------      -------------------

Operating loss                                          (2,033,256)               (527,424)              (1,778,477)

Other income (expense):
   Interest income                                             319                     106                      979
   Other income                                            186,609                       -                        -
   Interest expense                                       (109,779)                (17,891)                 (85,893)
                                                 ------------------     -------------------      -------------------

Total other income (expense)                                77,149                 (17,785)                 (84,914)

Net loss before reorganization items                    (1,956,107)               (545,209)              (1,863,391)
                                                 ------------------     -------------------      -------------------

Professional fees related to reorganization                      -                       -                 (192,477)
                                                 ------------------     -------------------      -------------------

Net loss before extraordinary items                     (1,956,107)               (545,209)              (2,055,868)

Gain on discharge of debt                                  109,234                       -                        -
                                                 ------------------     -------------------      -------------------

Net loss before income tax provision                    (1,846,873)               (545,209)              (2,055,868)

Tax expense                                                   (972)                 (1,400)                  (7,190)
Refundable tax credit                                       15,988                   4,719                  214,910
                                                 ------------------     -------------------      -------------------

Net loss                                              $ (1,831,857)             $ (541,890)            $ (1,848,148)
                                                 ==================     ===================      ===================

Loss per share - basic and diluted                          (0.005)                 (0.002)                  (0.015)
Weighted average shares outstanding - basic and diluted 398,055,825             308,803,300              122,131,237


             See the accompanying notes to the financial statements


                   Mera Pharmaceuticals, Inc.
     Statement of Changes in Stockholders' Equity (Deficit)

                                                                                               Stock
                                                                 --------------------------------------------------------------
                                                                 Convertible    Preferred       Common
                                                                  Shares        Amount          Shares                Amount
                                                                 --------------------------------------------------------------

Predecessor
-----------

Balance at October 31, 2000                                     105,589,076   $11,679       $  16,970,990        $(16,355,821)
Balance at October 31, 2001                                            --     $  --           122,134,419        $     13,335
                                                                 --------------------------------------------------------------

Loss from November 1, 2001 through September 16, 2002                  --        --                  --            (1,848,148)
Elimination of prior equity, fresh start accounting                    --        --          (122,134,419)            (13,335)
                                                                 --------------------------------------------------------------

Balance September 16, 2002                                             --     $  --                  --          $       --
                                                                 --------------------------------------------------------------

Successor
---------

Distribution of new common shares - September 16, 2002                 --        --           388,803,300              38,880
Loss retained in merger with Aqua RM Co., Inc.                         --        --                  --                  --
Loss from September 17, 2002 through October 31, 2002                  --        --                  --                  --

                                                                 --------------------------------------------------------------
Balance at October 31, 2002                                            --     $  --           388,803,300        $     38,880
                                                                 --------------------------------------------------------------

Issuance of preferred Series A shares at $625 per share                  80         1                --                  --
Issuance of common shares at $0.11 per share                           --        --            18,181,818               1,818
Issuance of preferred Series B shares at $625 per share                 974         1                --                  --
Cancellation of common shares at par value                             --        --           (11,884,800)             (1,187)
Issuance of common shares in exchange for consulting services          --        --             3,703,704                 370
Issuance of common shares at $0.035 per share                          --        --             6,428,571                 643
Discount on notes payable connected with warrant issuances             --        --                  --                  --
Issuance of common shares in exchange for consulting services          --        --               411,333                  41
Loss for the year ended October 31, 2003                               --        --                  --                  --
                                                                 --------------------------------------------------------------

Balance at October 31, 2003                                           1,054   $     2         405,643,926        $     40,565
                                                                 ==============================================================


See the accompanying notes to the financial statement








                                                                   Additional     Accumulated    Stockholders'
                                                                   Paid-In                         Equity
                                                                    Capital        (Deficit)       (Deficit)
                                                                ---------------------------------------------


Predecessor
-----------

Balance at October 31, 2000                                     $    626,848
Balance at October 31, 2001                                     $ 19,976,153    $(20,447,435)   $  (457,947)
Loss from November 1, 2001 through September 16, 2002           $       --      $       --       (1,848,148)
Elimination of prior equity, fresh start accounting              (19,976,153)     22,295,583      2,306,095
                                                                 ---------------------------------------------
Balance September 16, 2002                                      $       --      $       --      $      --
                                                                 ---------------------------------------------

Successor
--------

Distribution of new common shares - September 16, 2002             1,503,856            --        1,542,736
Loss retained in merger with Aqua RM Co., Inc.                          --          (359,463)      (359,463)
Loss from September 17, 2002 through October 31, 2002                   --          (541,890)      (541,890)
                                                                 ---------------------------------------------

Balance at October 31, 2002                                     $  1,503,856    $   (901,353)   $   641,383
                                                                 ---------------------------------------------

Issuance of preferred Series A shares at $625 per share               49,999            --           50,000
Issuance of common shares at $0.11 per share                       1,998,182            --        2,000,000
Issuance of preferred Series B shares at $625 per share              608,999            --          609,000
Cancellation of common shares at par value                              --              --           (1,187)
Issuance of common shares in exchange for consulting services         99,630            --          100,000
Issuance of common shares at $0.035 per share                        224,357            --          225,000
Discount on notes payable connected with warrant issuances           165,600         165,600
Issuance of common shares in exchange for consulting services         24,639            --           24,680
Loss for the year ended October 31, 2003                                --        (1,831,857)    (1,831,857)
                                                                 ---------------------------------------------


Balance at October 31, 2003                                     $  4,675,262    $ (2,733,210)   $ 1,982,619
                                                                 =============================================


              See the accomanying notes to the financial statements


                  MERA PHARMACEUTICALS, INC.
                    STATEMENTS OF CASH FLOWS

                                                                                        Successor           Predecessor
                                                                ------------------  ------------------   ------------------
                                                                  Twelve Months     September 17, 2002   November 1, 2001
                                                                      Ended              Through              Through
                                                                October 31, 2003    October 31, 2002     September 16, 2002
                                                                ------------------  ------------------   ------------------
Cash Flows from Operating Activities:
Net loss                                                             $ (1,831,857)         $ (541,890)        $ (1,848,148)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Accumulated depreciation and amortization                              241,580              20,797              231,636
   Impairment loss                                                         66,550
   Expenses paid with common stock                                        124,680                   -                    -
Changes in assets and liabilities, net of effects
of debt discharge and fresh start adjustments:
   Accounts receivable                                                    (40,159)             11,139               78,727
   Tax receivable                                                          27,671             177,996             (214,910)
   Inventories                                                             23,801             (87,709)            (378,133)
   Other current assets                                                    34,889             (23,894)             (29,672)
   Accounts payable, accured expenses,                                    163,720             (33,590)            (217,801)
     and customer credits
   Deferred revenue                                                       101,392             100,000               56,810
                                                                ------------------  ------------------   ------------------
Net cash used by operating activities                                  (1,087,733)           (377,151)          (2,321,491)
                                                                ------------------  ------------------   ------------------

Cash Flows from Investing Activities:
   Purchases of fixed assets                                              (74,290)               (774)              (7,633)
                                                                ------------------  ------------------   ------------------
Net cash used by investing activities                                     (74,290)               (774)              (7,633)
                                                                ------------------  ------------------   ------------------

Cash Flows from Financing Activities
   Proceeds from issuance of stock                                      2,882,812                   -                    -
   Proceeds from notes payable                                            574,232             350,000            2,350,000
   Payment of notes payable                                            (2,334,221)                  -                    -
                                                                ------------------  ------------------   ------------------
Net cash provided by financing activities                               1,122,823             350,000            2,350,000
                                                                ------------------  ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                      (39,200)            (27,925)              20,876
Cash and cash equivalents, beginning of the period                         40,349              68,274               47,398
                                                                ------------------  ------------------   ------------------
Cash and cash equivalents, end of the period                              $ 1,149            $ 40,349             $ 68,274
                                                                ==================  ==================   ==================

Supplemental non-cash information
   Stock issued to a related party exchange for consulting services     $ 124,680
                                                                ==================





    See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND NOVEMBER
                          1, 2001 TO SEPTEMBER 16, 2002


1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization -- Mera Pharmaceuticals, Inc. (the "Company" or "Mera"), is the successor company to Aquasearch, Inc. Aquasearch was founded in February 1988. The Company develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology. The Company's operations are located in Kailua-Kona, Hawaii, and it has corporate offices in Solana Beach, California.

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

         Mera Pharmaceuticals' first commercial product, AstaFactor(R), is a nutritional supplement based on astaxanthin, a naturally occurring red pigment derived from a freshwater microalga.

         The Company has devoted most of its efforts since inception to research and development, and accordingly was considered a development stage company until fiscal 2001.

         Fresh Start Accounting -- Upon emergence from bankruptcy in September 2002, the Company adopted "fresh start" accounting. As a result, all assets and liabilities were restated to reflect their respective fair values. The condensed financial statements after emergence are those of a new reporting entity (the "Successor") and are not comparable to the financial statements of the pre-confirmation company (the "Predecessor"). More details are contained in Note 3.

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

         Accounts Receivable - The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and returns and such losses have been within management's expectations.

         Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
           FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002
                   AND NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002

         Inventories -- Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At October 31, 2003, inventories consisted of $849,426 of work in process and $263,076 of finished goods, less an allowance for obsolescence of $135,000.

         Revenue Recognition -- Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized as received. The Company has adopted Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

         Plant and Equipment, net -- Plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-30 years; machinery and equipment, 3-10 years). When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software used in the business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

         On September 16, 2002 in connection with the adoption of fresh start accounting, property, plant and equipment were restated at their fair values and new useful lives for such assets were estimated (see Note 3).

         Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of -- In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

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

         SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted SFAS No. 144 in its evaluation of the fair value of certain assets as described in Note 3.

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002

         Intangible Assets -- The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

         Stock Issued For Services -- The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

         Preferred Stock -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2003, 1,054 shares of preferred stock were issued and outstanding.

         Research and Development Costs Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 "Accounting for Research and Development Costs" requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

         Income Taxes -- The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

         Loss Per Share -- The Company computed basic and diluted loss per share amounts for October 31, 2003 and 2002 pursuant to the SFAS No. 128, "Earnings per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002


Recent Authoritative Pronouncements

  The FASB has recently issued several new accounting pronouncements which may apply to the Company.

  SFAS No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

  SFAS No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS No. 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

  SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS No. 144 also supercedes the provisions of APB Opinion No. 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations or liquidity.

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002


  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

  Statement No. 146, "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

  SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

  The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, but will continue to use the method under APB Opinion No. 25 in accounting for stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

  In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.


2. GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $2,733,210 through the year ended October 31, 2003 and current liabilities exceeded current assets by $1,221,459. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. BANKRUPTCY PROCEEDINGS, FRESH START ACCOUNTING AND GOODWILL

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

         Pursuant to the Plan, on July 25, 2002, Aquasearch, Inc. merged with Mera Pharmaceuticals, Inc., a Delaware corporation, for the purpose of changing Aquasearch's name to "Mera Pharmaceuticals, Inc." and reincorporating in Delaware. Mera Pharmaceuticals, Inc. is the surviving corporation and is considered the successor issuer to Aquasearch, Inc. under federal securities laws. Pursuant to this merger, each share of Aquasearch, Inc. common stock, issued and outstanding immediately prior to July 25, 2002, was changed and converted into one share of Mera Pharmaceuticals, Inc. common stock.

         Also pursuant to the Plan, Aqua RM Co., Inc. ("Aqua RM") merged with and into the Company on September 16, 2002 (the "Merger"). A total of 263,992,029 shares of the Company's common stock were issued to Aqua RM shareholders in consummation of this merger. In addition, 2,661,332 shares of the Company's common stock were issued pursuant to the Plan to holders of warrants of Aquasearch, Inc. that were validly issued and outstanding as of

October 31, 2001. Total shares of common stock of Mera Pharmaceuticals, Inc. issued and outstanding following this Merger are 388,803,300. The merger was the final outstanding material event to achieve compliance with the requirements of the Plan, and, as such, the effective date of the Plan (the "Effective Date") was September 16, 2002, the date of this Merger. In accordance with SFAS No. 141, the merger was accounted for using the purchase method of accounting.

         For reporting purposes the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Mera Pharmaceuticals, Inc. acquired all the assets and liabilities of Aqua RM, Inc. recording them at their fair value as if Mera. remained the reporting entity. Because Mera is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

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

         In accordance with fresh start accounting, the Company's tangible and intangible assets were recorded at their assumed fair value. In addition, Goodwill in the amount of $66,550 was established. Management tested the established Goodwill for impairment as of October 31, 2003 and determined that no fair value existed for the Goodwill. As such, an expense of $66,550 was recorded.

4. RELATED PARTY TRANSACTIONS

         In August 2002, the Company entered into a consulting agreement with a former director of the Company. This agreement was terminated in February 2003. Under the terms of the agreement the former director received $5,500 during the year ended October 31, 2003. The company subsequently settled all amounts due that director in exchange for an agreement to repay outstanding expenses incurred by him.

         During the course of the year the Company issued various unsecured notes payable to officers, directors and shareholders of the Company (see Note
6). These notes were issued to fund the Company's working capital requirements and accrue interest at rates ranging from 6% to 10% per annum. The outstanding principal and interest due and payable on certain notes is convertible into common stock. Additionally, certain notes were issued with detachable stock purchase warrants, as defined, at price of $0.05 per common share. In July 2003 one of these notes was converted to equity (see Note 8). The balance outstanding on these notes was $218,011 as of October 31, 2003. The total interest expense on such notes during the year was approximately $18,000. See Note 6.

         In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and has the right to resell the inventory, and upon doing so is obligated to repay the partnership the price it paid for the inventory plus 10%. Revenue from the sale of the inventory to the partnership is deferred until such time as the Company resells the inventory. The Company has deferred revenue of $57,760 as of October 31, 2003.

         In April 2003, the Company entered into a line of credit agreement with a partnership of which a director of the Company is a general partner. The line of credit was established to fund operations and the Company may borrow up to $125,000 at an annual interest rate of 10%. Under the terms of the agreement the outstanding principal and interest is convertible into common stock. Additionally, the lender received detachable stock purchase warrants, as defined, at price of $0.05 per common share (See Note 7) in consideration for the extension of credit under this arrangement. The principal balance outstanding on the line of credit was $78,000 as of October 31, 2003. See Note 6.

         In July 2003 a promissory note was issued to a limited liability company managed by a shareholder and an officer and director of the Company. The note accrued interest at an annual rate of 6% and was due and payable on December 31, 2003. The balance outstanding was $644,000 as of October 31, 2003 and the note was paid in full subsequent to year-end. See Note 6.

5. INCOME TAXES

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

         At October 31, 2003, the Company has available net operating loss carry forwards of approximately $2,700,000 that expire in various years through 2024.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's deferred income tax asset would result from the net operating losses amounted to approximately $1,000,000.

         A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $1,000,000 valuation allowance at October 31, 2003 was necessary. The increase in the valuation allowance for the year ended October 31, 2003 was approximately $600,000.

         The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities ("QHTB tax credit refunds"). During the year

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002


ended October 31, 2003, the Company received $43,659 in QHTB tax credit refunds. At October 31, 2003, approximately $9,243 in additional QHTB tax credit refunds was receivable.


6. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of October 31, 2003:




       Unsecured notes payable - shareholder notes bearing an annual interest rate of 10% due on various dates through March 31, 2004. These notes contained $ detachable stock purchase warrants further described in Note
       7.                                                                               218,011

       Line of credit - credit line from a partnership with maximum borrowings of up to $125,000 bearing an annual interest rate of 10%, due in April,
       2004. This line of credit contained detachable stock purchase warrants
       further described in Note 7.                                                      78,000

       Promissory note - issued to a limited liability company bearing an annual interest rate of 6%, due on December 31, 2003. Subsequent to year-end this promissory note was paid in full.



                                                                                        644,000
                                                                          ----------------------

                 Total notes payable - related parties                                $ 940,011
                                                                          ----------------------


         Total interest expense on notes payable - related parties was $109,779 and $103,784 for the years ended October 31, 2003 and 2002, respectively.

7. COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

         During 2002, the Company issued detachable stock purchase warrants in connection with notes payable issued to certain directors and shareholders of the Company. These warrants grant the right to purchase up to an aggregate of 5,520,000 shares of common stock at $0.05 per share and the warrants have 5-year terms that expire during the fiscal year ended 2008. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The fair market value of the stock purchase warrants at the time of issuance was approximately $165,600. This amount has been recorded as additional paid-in capital and will be amortized over the 5 year term or until exercised (see Note 13).

         On December 2, 2002, the Company issued 80 shares of Series A preferred stock at a price of $625.00 per share, for aggregate consideration of $50,000, to an individual investor. Each share of Series A preferred stock is convertible into 10,417 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         On December 30, 2002, the Company issued 18,181,818 shares of common stock at a price of $0.11 per share, for aggregate consideration of $2,000,000, to a Hawaiian limited liability company. That company is managed in part by certain parties who at the time were officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002

         On December 30, 2002, the Company issued 974 shares of Series B preferred stock at a price of $625.00 per share, for aggregate consideration of $609,000, to a limited liability company. That company is managed in part by certain parties who at the time were officers and directors of the Company, one of whom continues to be. Each share of Series B preferred stock is convertible into 8,929 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In May 2003 the Company's board of directors agreed to compensate one of its members for his successful efforts in assisting the Company in raising capital during fiscal 2003. The compensation is in the form of issuance of common stock of the Company equal to 7% of the total amount raised in each offering divided by the per share price of such offering. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On July 9, 2003, the Company agreed to accept assignment of a $100,000 promissory note made by Ancile Pharmaceuticals and held by Ancile Opportunity Partners in exchange for the issuance of 3,703,704 shares of its common stock to the partners in Ancile Opportunity Partners. Among the partners of Ancile Opportunity Partners are certain shareholders, officers and directors of the Company at the time of the assignment. The assigned note reflected an investment by Ancile Opportunity Partners into Ancile Pharmaceuticals as required under the memorandum of understanding by which Mera was to acquire Ancile through a reverse triangular merger. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). As of October 31, 2003 the Company determined that the note was worthless and, as such, recorded an expense of $100,000 charged to consulting fees.

     On July 11, 2003, the Company issued 6,428,571 shares of common stock at a price of $0.035 per share, for aggregate consideration of $225,000, to a Delaware limited liability company. $150,000 of that consideration was the result of the conversion of debt to equity. The company to whom the stock was issued is managed in part by certain parties who at the time were shareholders, officers and directors of the Company, one of whom continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         The following is a summary of the Company's outstanding common stock purchase warrants as of October 31, 2003:


   -------------------- ------------------------ ------------ --------------- ----------------------------
   Exercise Price       Outstanding at October   Issued       Exercised       Outstanding at October
                        31, 2002                                              31,  2003
   -------------------- ------------------------ ------------ --------------- ----------------------------
   $0.05                -                        5,520,000    -               5,520,000

                        ------------------------ ------------ --------------- ----------------------------
                        -                        5,520,000    -               5,520,000
                        ------------------------ ------------ --------------- ----------------------------

         The Company has reserved a sufficient number of shares of its authorized common stock for issuance upon exercise of the outstanding warrants.

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002

8. STOCK OPTION PLANS

         In March 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provided for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. The 1996 Stock Option Plan was terminated on June 17, 2002 upon confirmation of the Company's Plan of Reorganization.

         Subsequent to October 31, 2003 a new Stock Option Plan was approved by the Board of Directors. Further details on the new plan are contained in Note 12.

9. CUSTOMER CONCENTRATION

         Sales to the Company's major customers for the year ended October 31, 2003 for customers A, B, and C amounted to 36%, 15%, and 12%, respectively.

10. PROPERTY, PLANT AND EQUIIPMENT, NET

At October 31, Property, Plant and Equipment is as follows:
        --------------------------------- ------------------
                                          October 31, 2003
        --------------------------------- ------------------
             Plant                         2,621,614
             Equipment                       697,587
        --------------------------------- ----------
                                           3,319,201
             Accumulated depreciation       -264,163
        --------------------------------- ----------
                                           3,055,038
        --------------------------------- ----------



11. DEFERRED REVENUE

         In May 2002, the Company recognized revenue in the amount of $100,000 as the result of a product sale. Pursuant to the Company's revenue recognition policy, the sale was recognized upon shipment to the customer. In October 2002, the product was returned from the customer, and the associated revenue deferred. This sale was made under contract and amounts received are not to be refunded. Management believes the returned product will be reshipped at a later date.

         The Company has deferred approximately $58,000 in revenue in relation to a sales agreement with Aquasearch Investment Partners.


12. SUBSEQUENT EVENTS
         On December 30, 2003, the Board of Directors adopted the 2003 Stock Option Plan. Under the plan up to 60,000,000 shares may be purchased by employees and directors of the Company at an exercise price of $0.03 per share. The shareholders have not yet approved this plan, and until they do, no options issued under it may be exercised.

                           MERA PHARMACEUTICALS, INC.
    NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2003 AND
         FOR THE PERIODS FROM SEPTEMBER 17, 2002 TO OCTOBER 31, 2002 AND
                     NOVEMBER 1, 2001 TO SEPTEMBER 16, 2002


         In December 2003, the Company issued 16,909,901 shares of common stock at a price of $0.11 per share, for aggregate consideration of $1,860,000, to a limited liability company. That company is managed in part by certain shareholders, officers and directors of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

         In December 2003, the Company issued 2,590,909 shares of its common stock to an investor at a per share price of $0.11 and aggregate consideration of $285,000. This investment was made in fulfillment of the conditional subscription agreement referred to in previous financial statement of the Company.

         In December 20034, the Company agreed to compensate a board member 4% of its Hawaiian Retail Sales for a period of two years as compensation for his efforts in securing such sales. The compensation is to be paid retroactive to May 2003.

         In February 2004, the Company agreed to pay $55,000 cash plus certain inventory amounts to a shareholder and former officer. The payment is in satisfaction of a debt of $125,000 plus accrued interest owed to the individual.

13. INTANGIBLE ASSETS

         The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expire in 2008. For the year ended October 31, 2003 the Company recognized amortization expense of $16,560. Estimated amortization expense for each of the years ended October 31, is as follows:

         2004:    $33,120
         2005:    $33,120
         2006:    $33,120
         2007:    $33,120
         2008:    $16,560

                                   SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10--KSB and authorized this Form 10-KSB to be signed on its behalf by the undersigned, in the City of San Diego, State of California, on February 12, 2004.

                                         MERA PHARMACEUTICALS, INC.


                                         /s/ Daniel P. Beharry
                                         ---------------------------
                                         Daniel P. Beharry
                                         Chief Executive Officer


In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE                      TITLE                                DATE

/S/ DANIEL P. BEHARRY          Chief Executive Officer,      February 12, 2004
-----------------------        Secretary and Director
Daniel P. Beharry

/S/ ANTHONY APPLEBAUM          Principal Financial           February 12, 2004
-----------------------        and Accounting
Anthony Applebaum              Officer

Kenneth Crowder                Director                      February 12, 2004


Gregory F. Kowal               Director                      February 12, 2004