Form 10QSB
period 2004-01-31
MERA PHARMACEUTICALS INC
filed 2004-03-15
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   (Mark one)

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004
                                       Or

         [ ] Transition Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                       COMMISSION FILE NUMBER: 333-107716
                       ----------------------------------
                           MERA PHARMACEUTICALS, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    04-3683628
  --------------------------------               ----------------------------
  (State or other jurisdiction of                (IRS Employer Identification
   incorporation or organization)                           Number)


                        777 SOUTH HIGHWAY 101, SUITE 215
                         SOLANA BEACH, CALIFORNIA 92075
                                 (858) 847-0747
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
         --------------------------------------------------------------
         (Address and telephone number of principal operations offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]   NO  [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     425,144,736 shares of $0.0001 par value common stock outstanding as of January 31, 2004 80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2004 974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2004

================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2004


                                    CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

                    Condensed Balance Sheets                                 3

                    Condensed Statements of Operations                       4

                    Condensed Statements of Cash Flows                       5

                    Notes to Condensed Financial Statements                  6

      Item 2:  Management's Plan of Operation

                    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          9

      Item 3.  Controls and Procedures                                      11

PART II - OTHER INFORMATION

      Item 1:  Legal Proceedings                                            11

      Item 2:  Changes In Securities                                        11

      Item 3.  Defaults Upon Senior Securities                              12

      Item 4:  Submission of Matters to a Vote of Security Holders          12

      Item 5:  Other Information                                            12

      Item 6:  Exhibits and Reports on Form 8-K                             12

      Signature                                                             13

      Certifications                                                        13

                           Mera Pharmaceuticals, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)

                                                              January 31, 2004
                                                                 -----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $   961,778
    Accounts receivable, net                                          92,911
    Inventories                                                      931,840
    Prepaid expenses and other current assets                         79,248
                                                                 -----------
Total current assets                                               2,065,777

Plant and equipment, net                                           3,004,619
Other assets, net of accumulated amortization of $24,838             140,762
                                                                 -----------

Total Assets                                                     $ 5,211,158
                                                                 ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses and customer credits      $   811,781
    Notes payable - related party                                    154,254
    Deferred revenue                                                 305,992
                                                                 -----------
Total Current Liabilities                                          1,272,027
                                                                 -----------

Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 5,000,000
       shares authorized, 80 Series A shares issued and
       outstanding and 974 Series B shares issued and
       outstanding at January 31, 2004                                     2
    Common stock, $.0001 par value: 500,000,000
       shares authorized, 425,144,736 shares issued
       and outstanding at January 31, 2004                            42,514
    Additional paid-in capital                                     6,818,312
    Accumulated deficit                                           (2,921,697)
                                                                 -----------
Total stockholders' equity                                         3,939,131
                                                                 -----------

Total Liabilities and Stockholders' Equity                       $ 5,211,158
                                                                 ===========



             See the accompanying notes to the financial statements

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Operations
              For the Three Months Ended January 31, 2004 and 2003
                                   (Unaudited)

                                              ---------------    --------------
                                                Three Months      Three Months
                                                    Ended            Ended
                                             January 31, 2004   January 31, 2003
                                                -------------     -------------
Revenue
   Products                                     $     157,389     $     123,769
   Contract Services                                   55,160            28,739
   Royalties                                           56,026            29,674
                                                -------------     -------------

Total Revenue                                         268,575           182,182
                                                -------------     -------------
Costs and Expenses
   Cost of products sold                               97,656            29,568
   Cost of subcontract services                        97,010            37,599
   Research and development costs                       7,253           230,982
   Selling, general and administrative                221,667           544,213
   Depreciation and Amortization                       43,538             6,360
                                                -------------     -------------

Total costs and expenses                              467,124           848,722
                                                -------------     -------------

Operating loss                                       (198,549)         (666,540)

Other income (expense):
   Interest income                                       --                 207
   Other income                                         4,932              --
   Interest expense                                    (9,472)          (40,982)
                                                -------------     -------------

Total other income (expense)                           (4,540)          (40,775)
                                                -------------     -------------

Net loss before extraordinary items                  (203,089)         (707,315)

Gain on discharge of debt                              12,880            71,009
                                                -------------     -------------

Net loss before income tax provision                 (190,209)         (636,306)

Tax expense                                              (800)             --
Refundable tax credit                                   2,521             8,210
                                                -------------     -------------

Net loss                                        $    (188,488)    $    (628,096)
                                                =============     =============

Loss per share - basic and diluted                     (0.000)           (0.002)
Weighted average shares outstanding -             418,644,466       389,667,979
   basic and diluted


             See the accompanying notes to the financial statements

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Cash Flows
              For the Three Months Ended January 31, 2004 and 2003
                                   (Unaudited)

                                                            ------------------   ------------------
                                                               Three Months         Three Months
                                                                  Ended                Ended
                                                            January 31, 2004     January 31, 2003
                                                            ------------------   ------------------
Cash Flows from Operating Activities:
Net loss                                                           $  (188,488)         $  (628,096)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation and amortization                           66,521               57,819
    Gain on discharge of debt                                          (12,880)             (71,009)
Changes in assets and liabilities
    Accounts receivable                                                (31,749)             (50,673)
    Inventories                                                         45,662             (194,617)
    Prepaid expenses and other current assets                          (56,244)             (33,742)
    Accounts payable, accured expenses and customer credits           (213,610)             156,990
                                                                   -----------          -----------
Net cash used by operating activities                                 (390,788)            (763,328)
                                                                   -----------          -----------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                           (7,826)                --
                                                                   -----------          -----------
Net cash used by investing activities                                   (7,826)                --
                                                                   -----------          -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock                                  2,145,000            2,659,000
    Proceeds from notes payable                                           --                290,732
    Payment of notes payable                                          (785,757)          (2,024,732)
                                                                   -----------          -----------
Net cash provided by financing activities                            1,359,243              925,000
                                                                   -----------          -----------

Net increase (decrease) in cash and cash equivalents                   960,629              161,672
Cash and cash equivalents, beginning of the period                       1,149               40,349
                                                                   -----------          -----------
Cash and cash equivalents, end of the period                       $   961,778          $   202,021
                                                                   ===========          ===========

             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

1. GENERAL

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2003, included in Form 10-KSB filed with the Securities and Exchange Commission

2. GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, and it has incurred an accumulated deficit of $2,921,697 through the quarter ended January 31, 2004. The Company anticipates that existing capital resources and future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to acquire the necessary capital to achieve a level of sales that will permit it to operate indefinitely on the basis of revenues alone. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. INVENTORIES

         Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At January 31, 2004 inventories consisted of $830,784 of work in process and $236,056 of finished goods, less an allowance of $135,000, and are stated at their net realizable value.


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

5. LOSS PER SHARE

         The Company computed basic and diluted loss per share amounts for January 31, 2004 and 2003 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.


6. NOTE PAYABLE - RELATED PARTY

     Note payable - related party consists of the following as of January 31, 2004:


Unsecured note payable - stockholder note bearing an annual interest rate of 10% due on various dates through March 31, 2004. These notes contained detachable stock purchase warrants further described in Note 7. $154,254

     Total interest expense on notes payable - related party was approximately $4,300 for the quarter ended January 31, 2004.

7. COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

     During the fiscal year of 2002, the Company issued detachable stock purchase warrants in connection with notes payable issued to certain directors and stockholders of the Company. These warrants grant the right to purchase up to an aggregate of 5,520,000 shares of common stock at $0.05 per share and the warrants have 5-year terms that expire during the fiscal year ended 2008. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The fair market value of the stock purchase warrants at the time of issuance was approximately $165,600. This amount has been recorded as additional paid-in capital and will be amortized over the 5 year term or until exercised.

         In December 2003, the Company issued 16,909,901 shares of common stock at a price of $0.11 per share, for aggregate consideration of $1,860,000, to a limited liability company. That company is managed in part by certain stockholders, officers and directors of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

     In December 2003, the Company issued 2,590,909 shares of its common stock to an investor at a per share price of $0.11 and aggregate consideration of $285,000. This investment was made in fulfillment of the conditional subscription agreement referred to in previous financial statement of the Company.

         The following is a summary of the Company's common stock purchase warrants for the quarter ended January 31, 2004:

 -------------------- -------------------------- ----------------- --------------- ----------------------------
   Exercise Price      Outstanding at October         Issued         Exercised     Outstanding at January 31,
                              31, 2003                                                        2004
 -------------------- -------------------------- ----------------- --------------- ----------------------------
               $0.05                          -         5,520,000               -                    5,520,000

                      -------------------------- ----------------- --------------- ----------------------------
                                              -         5,520,000               -                    5,520,000
                      -------------------------- ----------------- --------------- ----------------------------

         The Company has reserved a sufficient number of shares our common stock for issuance upon exercise of the outstanding warrants.

8.         STOCK OPTION PLANS

            In December 2003, the Board of Directors adopted the 2003 Stock Option Plan. The 2003 Stock Option Plan provided for the grant of incentive stock options to employees, and for nonstatutory stock options and stock purchase rights to employees and consultants. During the three month period ended January 31, 2004, a total of 19,382,143 options were granted, no options were cancelled and none were exercised. The options were all granted with an exercise price of $0.03 per share of common stock and were fully vested as of January 31, 2004.

9.       RELATED PARTY TRANSACTIONS

     In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $5,800 was payable under this agreement as of January 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes," "expects," "estimates," "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, our ability to raise or generate additional capital; our ability to cost-effectively manufacture our products on a commercial scale; the concentration of our current customer base; competition; our ability to comply with applicable regulatory requirements; potential need for expansion of our production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; management's ability to effectively manage our growth; difficulties and resource constraints in developing new products; protection and enforcement of our intellectual property; compliance with environmental laws; climate uncertainty; currency fluctuations; exposure to product liability lawsuits; and control of our management and affairs by principal stockholders.

         The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in our Annual Report on Form 10-KSB for a more detailed description of these significant risks and uncertainties. We caution the reader, however, that these factors may not be exhaustive.

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From inception through September 16, 2002 (the date that we completed our bankruptcy proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,295,583. From September 16, 2002 through January 31, 2004 we had an accumulated deficit of $2,921,697. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

         We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and forging strategic alliances with companies that complement and leverage our technical strengths. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

RESULTS OF OPERATIONS

         REVENUES. During the quarters ended January 31, 2004 and 2003, products revenues increased from $157,389 to $123,769, respectively. This increase of $33,260, or 27%, was a result of a general increase in demand and sales of certain raw materials made in the first quarter of fiscal 2004 that did not occur in the corresponding period of fiscal 2003.

         The Company also recognized revenues of approximately $55,160 and $28,739 for the quarters ended January 31, 2004 and 2003, respectively, from a subcontract for our work on a U.S. Department of Energy project. This resulted in an increase in contract services revenue of $26,421 or 92%. The increase in revenues under this research agreement from the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004 resulted from the increase in personnel assigned to perform work under this project in order to complete it in a timely manner.

         The Company recognized royalty revenues of $56,026 and $29,674 for the quarters ended January 31, 2004 versus January 31, 2003, respectively. This increase of $26,352, or 89%, related to royalty revenues received from another company based on sales of its products. The payment received in the quarter ended January 31, 2004 will be the last payment received under this agreement.

         COST OF PRODUCTS SOLD. Cost of products sold includes manufacturing and production costs associated with products produced. Cost of products sold was $97,656 and $29,568 for the quarters ended January 31, 2004 and 2003, respectively. The increase of $68,088, or 230%, in the cost of products sold in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 resulted primarily from higher finished goods sales volumes and the sales of raw materials, which carry a lower profit margin when compared to sales of our finished goods products at retail, in the first quarter of 2004.

         Cost of subcontract services include labor costs associated with the U.S. Department of Energy project. During the quarters ended January 31, 2004 and January 31, 2003, the cost of contract services was $97,010 and $37,599 respectively. This resulted in an increase of $59,411 or 158%, and was primarily due to the increase in number of personnel performing work on this project.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development and the development of the drug discovery compound library. Research and development costs for the quarter ended January 31, 2004 were $7,253 as compared to $230,982 for the quarter ended January 31, 2003. This decrease of $223,729, or 97%, in the first quarter of 2004 was related to general cost cutting measures as well as a shift in focus from general research and development activities to specific research on our U.S. Department of Energy project, which is included in cost of subcontract services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the first quarter of fiscal year 2004 were $221,667 compared to $544,213 for the respective period in the first quarter of fiscal year 2003. This decrease of $322,546 or 59% resulted from general cost cutting measures that we implemented following the first quarter of fiscal year 2003.

         INTEREST EXPENSE. For the quarters ended January 31, 2004 and January 31, 2003 interest expense decreased by $31,510 or 77% from $9,472 to $40,982, respectively. This decrease was due to a further reduction in the amount of outstanding debt during the first quarter of fiscal year 2004.

         LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations principally through public and private sales of debt and equity securities, together with revenues described above.

         During the three months ended January 31, 2004, we raised $2,145,000 of net proceeds from the sale of shares of our common stock. We also repaid approximately $786,000 on various promissory notes payable. Furthermore, we have received a conditional commitment for an additional equity investment of $265,000 prior to the end of calendar year 2004.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined in Rule 13a-14(c) promulgated under the Exchange Act, within the 90 day period prior to the filing date of this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of that date.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         In December 2003, the Company issued 16,909,901 shares of common stock at a price of $0.11 per share, for aggregate consideration of $1,860,000, to a limited liability company. That company is managed in part by certain stockholders, officers and directors of the Company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

     In December 2003, the Company issued 2,590,909 shares of its common stock to an investor at a per share price of $0.11 and aggregate consideration of $285,000. This investment was made in fulfillment of the conditional subscription agreement referred to in previous financial statements of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2 Certification of Principal Financial and Accounting Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically)



b. REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERA PHARMACEUTICALS, INC.

Dated:  3/15/04                              by: /S/ DANIEL P. BEHARRY
                                             ---------------------------
                                             Daniel P. Beharry
                                             Chief Executive Officer