Form 10QSB
period 2004-04-30
MERA PHARMACEUTICALS INC
filed 2004-06-14
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004
                                       Or
   [  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                       COMMISSION FILE NUMBER: 333-107716

                            -------------------------

                           MERA PHARMACEUTICALS, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     04-3683628
  (State or other jurisdiction of                 (IRS Employer Identification
   incorporation or organization)                            Number)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
          (Address and telephone number of principal executive offices)


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

425,144,736 shares of $0.0001 par value common stock outstanding as of
  April 30, 2004
80 shares of $0.0001 par value Series A preferred stock outstanding as of
  April 30, 2004
974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2004

================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2004


                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

           Item 1:  Financial Statements

                       Condensed Balance Sheet                                3

                       Condensed Statements of Operations                     4

                       Condensed Statements of Cash Flows                     5

                       Notes to Condensed Financial Statements                6

           Item 2:  Management's Plan of Operation

                       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    7

           Item 3.  Controls and Procedures                                   9

PART II - OTHER INFORMATION

           Item 1:  Legal Proceedings                                        10

           Item 2:  Changes In Securities                                    10

           Item 3.  Defaults Upon Senior Securities                          10

           Item 4:  Submission of Matters to a Vote of Security Holders      10

           Item 5:  Other Information                                        10

           Item 6:  Exhibits and Reports on Form 8-K                         10

           Signature                                                         11

           Certifications                                                    12


                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                           April 30,
                                                                              2004
                                                                          -----------
                                                                          (Unaudited)
    ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                         $   451,951
        Accounts receivable, net                                               53,135
        Inventories                                                         1,039,996
        Prepaid expenses and other current assets                              60,500
                                                                          -----------

  TOTAL CURRENT ASSETS                                                      1,605,582
                                                                          -----------

PROPERTY, PLANT, AND EQUIPMENT, NET                                         2,937,921
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $33,116                                                                    132,484
                                                                          -----------

TOTAL ASSETS                                                              $ 4,675,987
                                                                          ===========

             LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable, accrued expenses and customer credits           $   267,775
        Notes payable - related party                                         145,015
        Deffered revenue                                                      230,288
                                                                          -----------

  TOTAL CURRENT LIABILITIES                                                   643,078
                                                                          -----------

SHAREHOLDERS' EQUITY
        Convertible preffered stock, $.0001 par value, 5,000,000 shares authorized, 80 Series A shares issued and outstanding and
             974 Series B shares issued and outstanding                             2
        Common stock, $.0001 par value:  500,000,000 shares authorized,
             425,144,736 shares issued and outstanding                         42,514
        Additional paid-in capital                                          6,818,312
        Accumulated deficit                                                (2,827,919)
                                                                          -----------

  TOTAL SHAREHOLDERS' EQUITY                                                4,032,909
                                                                          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 4,675,987
                                                                          ===========

The accompanying notes are an integral part of these financial statements




                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                 Three Months    Three Months      Six Months      Six Months
                                                    Ended            Ended           Ended           Ended
                                                  April 30,        April 30,        April 30,       April 30,
                                                    2004             2003             2004            2003
                                                -------------    -------------    -------------   --------------
                                                  (Unaudited)                       (Unaudited)

NET SALES                                       $     161,999    $     131,884    $     430,573    $     314,066
Cost of goods sold                                     50,911            6,560          148,567           36,343
                                                -------------    -------------    -------------    -------------

GROSS PROFIT                                          111,088          125,324          282,006          277,723
                                                -------------    -------------    -------------    -------------

Operating Expenses
          Selling and administrative expenses         170,530          312,885          392,196          857,681
          Cost of subcontract services                 89,605          109,229          186,615          146,861
          Research and development costs               28,855           55,616           36,108          286,597
          Depreciation and amortization                28,095           53,986           71,633           60,346
                                                -------------    -------------    -------------    -------------

  Total operating expenses                            317,085          531,716          686,552        1,351,485
                                                -------------    -------------    -------------    -------------

Operating loss                                       (205,997)        (406,392)        (404,546)      (1,073,762)

Other income (expense)
          Interest income                                --              1,111             --              1,319
          Other income                                301,655             --            306,587             --
          Interest expense                             (4,520)         (31,540)         (13,993)         (72,521)
                                                -------------    -------------    -------------    -------------

  Total other income (expense)                        297,135          (30,429)         292,594          (71,202)
                                                -------------    -------------    -------------    -------------

Net income (loss) before extraordinary item            91,138         (436,821)        (111,952)      (1,144,964)

Gain on discharge of debt                                --               --             12,880           71,009
                                                -------------    -------------    -------------    -------------

Net income (loss) before tax provision                 91,138         (436,821)         (99,072)      (1,073,955)

Provision for income taxes                               --               --               (800)            --
Refundable tax credit                                   2,641            1,347            5,162            9,557
                                                -------------    -------------    -------------    -------------

NET INCOME (LOSS)                               $      93,779    $    (435,474)   $     (94,710)   $  (1,064,398)

Net income (loss) per common share              $      0.0002    $     (0.0016)   $     (0.0002)   $      (0.003)
                                                =============    =============    =============    =============

Weighted Average Shares Outstanding               425,144,736      395,100,318      421,894,601      394,050,815
                                                =============    =============    =============    =============



The accompanying notes are an integral part of these financial statements


                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Six Months     Six Months
                                                                           Ended          Ended
                                                                          April 30,      April 30,
                                                                            2004           2003
                                                                       --------------  -----------
                                                                         (Unaudited)

Cash Flows from Operating Activities
           Net Income (loss)                                            $   (94,710)   $(1,064,398)
           Adjustments to reconcile net loss to net
                cash used in operating activities:
                     Accumulated depreciation and amortization              143,097        122,601
                     Gain on discharge of debt                              (12,880)       (71,009)
           Changes in current assets and liabilities:
                     Accounts receivable                                      8,027        (81,112)
                     Inventories                                            (62,495)      (253,238)
                     Prepaid expenses and other current assets              (37,496)       (15,637)
                     Accounts payable, accrued expenses, and customer
                     credits                                               (757,617)       258,516
                     Deferred revenue                                       (75,704)       119,632
                                                                        -----------    -----------
  Net Cash Used in Operating Activities                                    (889,778)      (984,645)
                                                                        -----------    -----------

Cash flows from Investing Activities
           Purchase of fixed assets                                          (9,424)        (3,919)
                                                                        -----------    -----------
  Net Cash Used in Investing Activities                                      (9,424)        (3,919)
                                                                        -----------    -----------

Cash flows From Financing Activities
           Proceeds from issuance of stock                                2,145,000      2,659,000
           Proceeds from notes payable                                         --          348,232
           Payment of notes payable                                        (794,996)    (2,030,182)
                                                                        -----------    -----------
  Net Cash Provided by Financing Activities                               1,350,004        977,050
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                        450,802        (11,514)

Cash and cash equivalents - beginning of period                               1,149         40,349
                                                                        -----------    -----------

Cash and cash equivalents - end of period                               $   451,951    $    28,835
                                                                        ===========    ===========



The accompanying notes are an integral part of these financial statements

                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003



1.       BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2003, included in Form 10-KSB filed with the Securities and Exchange Commission

         The Company's Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to depreciation and amortization calculations: asset impairments(including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.


2.       LOSS PER SHARE

         The Company computed basic and diluted loss per share amounts for April 30, 2004 and 2003 pursuant to the Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings Per Share." The assumed effects of the exercise of outstanding warrants and conversion of notes would be anti-dilutive, accordingly dilutive per share amounts have not been presented in the accompanying statements of operations.


3.       OTHER INCOME
     Other Income consists of certain accounts payable balances that were forgiven during the current period but were accrued in prior fiscal years.

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

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From inception through September 16, 2002 (the date that we completed our bankruptcy proceedings and adopted "fresh-start accounting") we had an accumulated deficit of approximately $22,295,583. From September 16, 2002 through April 30, 2004 we had an accumulated deficit of $2,827,219. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

         REVENUES. During the quarter ended April 30, 2004, as compared to the equivalent period in 2003, products revenues increased from $28,207 to $117,099. This increase of $88,892, or 315%, was a result of a general increase in demand and sales of certain raw materials made in the second quarter of fiscal 2004 that did not occur in the corresponding period of fiscal 2003.

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

         The Company also recognized revenues of $44,900 and $60,069 for the quarters ended April 30, 2004 and 2003, respectively, from a subcontract for our work on a U.S. Department of Energy project. This resulted in a decrease in revenue of $15,169 or 25%. The decrease in revenues under this research agreement resulted from a decrease in personnel assigned to perform work under this project due to a shift in resources to commercial production activities.

         Combined income from continuing operations (product sales and contract revenues) increased to $162,000 from $88,300, or by 83% compared to the same period last year.

         The Company recognized royalty revenues of $0 and $43,608 for the quarters ended April 30, 2004 and April 30, 2003, respectively. Past royalty income has been received from another company based on sales of its products. The final payment under this royalty agreement was made in January 2004, and no further royalty income will be received.

         During the quarter ended April 30, 2004, the Company reached agreement with certain parties to reduce accounts payable owed by the Company by approximately $300,000. The reductions in amounts owed are not considered income from continuing operations and are therefore included as "other income" on the Company's income statement.

         COST OF SALES. Cost of products sold was $50,911 as compared to $6,560 for the quarters ended April 30, 2004 and 2003, respectively. The increase of $44,351, or 676%, resulted primarily from higher overall sales volumes as well as sales of raw materials, which carry a lower profit margin when compared to sales of finished goods.

         Gross margins on the sales of products was approximately 60%, reflecting the fact that a high proportion of the sales for the period were in retail sales, which tend to offer higher margins than private label sales or raw material sales.

         Cost of subcontract services include costs associated with our U.S. Department of Energy project. During the quarters ended April 30, 2004 and 2003, the cost of contract services was $89,605 and $109,229 respectively. This resulting decrease of $19,624, or 18%, was primarily due to the decrease in number of personnel performing work on this project as a result of shifting those personnel to production responsibilities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development and the development of the drug discovery compound library. Research and development costs for the quarter ended April 30, 2004 were $28,855 as compared to $55,616 for the quarter ended April 30, 2003. This decrease of $26,761, or 48%, was related to general cost cutting measures implemented by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the second quarter of fiscal year 2004 were $170,530 compared to $312,885 for the first quarter of fiscal year 2003. This decrease of $142,355, or 45%, resulted from general cost cutting measures implemented by the Company.

         INTEREST EXPENSE. For the quarters ended April 30, 2004 versus April 30, 2003, interest expense was $4,520, a decrease of $27,020, or 86%, from $31,540. This decrease was due to reduction in the amount of outstanding debt during the second quarter of fiscal year 2004.



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

         None.

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

                                               MERA PHARMACEUTICALS, INC.

Dated:  06/14/04                               by: /S/ DANIEL P. BEHARRY
                                                   ---------------------

                                               Daniel P. Beharry
                                               Chief Executive Officer