Form 10QSB
period 2004-07-31
MERA PHARMACEUTICALS INC
filed 2004-09-03
CIK 837490

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
                                       Or

    [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                       COMMISSION FILE NUMBER: 333-107716

                                [GRAPHIC OMITTED]

                           MERA PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     04-3683628
 --------------------------------             -----------------------------
 (State or other jurisdiction of              (IRS Employer Identification
  incorporation or organization)                         Number)

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)


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

411,144,736 shares of $0.0001 par value common stock outstanding as of July 31, 2004 80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2004 974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2004

================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31. 2004


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

                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                             July 31,
                                                                               2004
                                                                           ------------
                                                                            (Unaudited)
                                           ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                         $    55,124
         Accounts receivable, net                                               30,587
         Inventories, net of provision for excess inventory of $775,000        399,997
         Prepaid expenses and other current assets                              41,752
                                                                           -----------

TOTAL CURRENT ASSETS                                                           527,460
                                                                           -----------

PROPERTY, PLANT, AND EQUIPMENT, NET                                          2,877,343
                                                                           -----------

TOTAL ASSETS                                                               $ 3,404,803
                                                                           ===========

                                LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable, accrued expenses and customer credits           $   201,415
         Notes payable - related party                                          45,045
         Deferred revenue                                                      230,288
                                                                           -----------

  TOTAL CURRENT LIABILITIES                                                    476,718
                                                                           -----------
SHAREHOLDERS' EQUITY
         Convertible preffered stock, $.0001 par value, 5,000,000 shares authorized, 80 Series A shares issued and outstanding and
              974 Series B shares issued and outstanding                             2
         Common stock, $.0001 par value:  500,000,000 shares authorized,
              411,144,736 shares issued and outstanding                         41,114
         Additional paid-in capital                                          6,687,228
         Accumulated deficit                                                (3,800,259)
                                                                           -----------
  TOTAL SHAREHOLDERS' EQUITY                                                 2,928,085
                                                                           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 3,404,803
                                                                           ===========


                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                 Three Months          Three Months            Nine Months           Nine Months
                                                   Ended                   Ended                 Ended                  Ended
                                                  July 31,                July 31,              July 31,               July 31,
                                                    2004                    2003                  2004                   2003
                                                -------------          -------------          -------------          -------------
                                                 (Unaudited)                                   (Unaudited)
NET SALES                                       $     120,812          $     342,022          $     557,573          $     656,089
Cost of goods sold                                     30,086                142,637                178,463                178,980
                                                -------------          -------------          -------------          -------------

GROSS PROFIT                                           90,726                199,385                379,110                477,109
                                                -------------          -------------          -------------          -------------
Operating Expenses
          Selling and administrative expenses         276,742                173,416                676,279              1,031,091
          Cost of subcontract services                 74,757                134,970                260,735                281,831
          Research and development costs               44,765                 31,804                 80,609                318,401
          Depreciation and amortization                45,315                 37,694                116,948                 98,041
          Provision for excess inventory              640,000                   --                  640,000                   --
                                                -------------          -------------          -------------          -------------
  Total operating expenses                          1,081,579                377,884              1,774,571              1,729,364
                                                -------------          -------------          -------------          -------------
Operating loss                                       (990,853)              (178,499)            (1,395,461)            (1,252,255)

Other income (expense)
          Interest income                                --                     --                     --                    1,319
          Other income                                   --                     --                  306,587                   --
          Interest expense                               --                  (18,714)               (13,993)               (91,235)
                                                -------------          -------------          -------------          -------------

  Total other income (expense)                           --                  (18,714)               292,594                (89,916)
                                                -------------          -------------          -------------          -------------

Net income (loss) before extraordinary item          (990,853)              (197,213)            (1,102,867)            (1,342,171)

Gain on discharge of debt                                --                   38,225                 12,880                109,234
                                                -------------          -------------          -------------          -------------
Net income (loss) before tax provision               (990,853)              (158,988)            (1,089,987)            (1,232,937)

Provision for income taxes                             (1,500)                  (870)                (2,300)                  (876)
Refundable tax credit                                  20,159                  4,101                 25,321                 13,657
                                                -------------          -------------          -------------          -------------

NET INCOME (LOSS)                               $    (972,194)         $    (155,757)         $  (1,066,966)         $  (1,220,156)

Net income (loss) per common share              $     (0.0024)         $     (0.0004)         $     (0.0026)         $     (0.0031)
                                                =============          =============          =============          =============

Weighted Average Shares Outstanding               411,144,736            398,477,743            418,311,313            395,526,458
                                                =============          =============          =============          =============



                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended       Nine Months Ended
                                                                   July 31,               July 31,
                                                                     2004                   2003
                                                                 -------------          -----------
                                                                   (Unaudited)
Cash Flows from Operating Activities
     Net Income (loss)                                            $(1,066,966)          $(1,220,156)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
               Accumulated depreciation and amortization              211,355               187,381
               Gain on discharge of debt                                 --                (109,234)
     Changes in current assets and liabilities:
               Accounts receivable                                     30,573              (154,398)
               Inventories                                            577,505              (138,194)
               Prepaid expenses and other current assets              (18,748)               (7,509)
               Accounts payable, accrued expenses, and customer      (836,940)              210,353
               credits
               Deferred revenue                                       (75,704)              105,992
                                                                  -----------           -----------
  Net Cash Used in Operating Activities                            (1,178,925)           (1,125,765)
                                                                  -----------           -----------

Cash flows from Investing Activities
     Purchase of fixed assets                                         (17,144)               (3,919)
                                                                  -----------           -----------
  Net Cash Used in Investing Activities                               (17,144)               (3,919)
                                                                  -----------           -----------

Cash flows From Financing Activities
      Proceeds from issuance of stock                               2,145,040             2,884,000
      Proceeds from notes payable                                        --                 402,232
      Payment of notes payable                                       (894,996)           (2,193,221)
                                                                  -----------           -----------
  Net Cash Provided by Financing Activities                         1,250,044             1,093,011
                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents                   53,975               (36,673)

Cash and cash equivalents - beginning of period                         1,149                40,743
                                                                  -----------           -----------

Cash and cash equivalents - end of period                         $    55,124           $     4,070
                                                                  ===========           ===========



                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003


1. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2003, included in Form 10-KSB filed with the Securities and Exchange Commission

         The Company's Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to depreciation and amortization calculations: asset impairments(including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2. INVENTORIES

     Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At July 31, 2004, inventories consisted of $962,698 of work in process and $212,299 of finished goods less an allowance for excess inventory of $775,000. $640,000 of this allowance was recorded in the quarter ended July 31, 2004.

3. RELATED PARTY TRANSACTIONS

     During the quarter ended July 31, 2004, the Company entered into an agreement with a shareholder for repayment of a promissory note due to him. The total outstanding amount of the note was approximately $170,000 including interest and principal. The Company agreed to pay the shareholder $100,000 and pay the balance in monthly installments of $11,000. In return the shareholder agreed to stop accruing interest on the note and to the return of 14,000,000 shares of common stock from an affiliate of the shareholder and 3,440,000 common stock warrants to the Company. The $100,000 payment was made subsequent to the end of the third quarter. Monthly payments on this commitment will commence upon the Company's receipt of the stock and warrants.

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

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2004 we had an accumulated deficit of $3,800,259. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

         We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons, diversifying our customer base and expanding revenue sources, e.g., by performing other contract services. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

RESULTS OF OPERATIONS

         REVENUES. During the quarter ended July 31, 2004, as compared to the equivalent period in 2003, products revenues decreased from $216,928 to $83,263. This decrease of $135,666 or 116%, was a result of a decrease in sales through the Company's retail sales brokers and also of certain raw materials made in the third quarter of fiscal 2003 that did not occur in the corresponding period of fiscal 2004.

         Sales made through the Company's retail sales channel result from large orders placed through brokers, which in turn supply the demand at the retail outlet level. The timing of such orders can significantly affect the revenues that are recognized (or not recognized) in any given quarter. As a result, the amount of revenue realized from product sales in any given quarter does not necessarily relate to the rate at which the retail sales of the Company's product are occurring. As the number of retail outlets and the rate of sales of the Company's products increases, the revenue stream should become more regular, though some degree of quarter-to-quarter fluctuation in this revenue source will always exist.

         The Company also recognized revenues of $37,549 and $94,519 for the quarters ended July 31, 2004 and 2003, respectively, from a subcontract for our work on a U.S. Department of Energy project, a decrease in revenue of $56,970 or 60%. The decrease in revenues under this research agreement resulted from a decrease in personnel assigned to perform work under this project due to a shift in resources to commercial production activities.

         Combined income from operations (product sales and contract revenues) increased to $321,000 from $312,000, or by 3% compared to the same period last year.

         The Company recognized royalty revenues of $0 and $30,470 for the quarters ended July 31, 2004 and July 31, 2003, respectively. Past royalty income has been received from another company based on sales of its products. The final payment under this royalty agreement was made in January 2004, and no further royalty income will be received.

         COST OF SALES. Cost of products sold was $30,086 as compared to $142,637 for the quarters ended July 31, 2004 and 2003, respectively. The decrease of $112,551, or 79%, resulted primarily from higher direct consumer sales, lower sales of raw materials, which carry a lower profit margin when compared to sales of finished goods, and from one time recognition of certain deferred revenue.

         Gross margins on the sales of products was approximately 64%, reflecting the fact that a high proportion of the sales for the period were in branded retail sales, which tend to offer higher margins than private label sales or raw material sales.

         Cost of subcontract services include costs associated with our U.S. Department of Energy project. During the quarters ended July 31, 2004 and 2003, the cost of contract services was $74,757 and $134,970 respectively. This resulting decrease of $60,213, or 45%, was primarily due to the decrease in number of personnel performing work on this project as a result of shifting those personnel to production responsibilities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development and the development of the drug discovery compound library. Research and development costs for the quarter ended July 31, 2004 were $44,765 as compared to $31,804 for the quarter ended July 31, 2003. The increase of $12,961, or 41%, was related to an increase in general research activities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the third quarter of fiscal year 2004 were $276,742 compared to $173,417 for the same period in 2003. This increase of $103,326, or 60%, resulted from an increase in salaries and other costs in support of increased production activities employed by the Company.

         INTEREST EXPENSE. For the quarters ended July 31, 2004 versus July 31, 2003, interest expense was $0 and $18,714. This decrease was due to an agreement with a shareholder to discontinue interest accrual on a promissory note due to him as part of a resolution of other matters between him and the Company.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended July 31, 2004, the Company entered into an agreement with a shareholder for repayment of a promissory note due to him. The total outstanding amount of the note was approximately $170,000 including interest and principal. The Company agreed to pay the shareholder $100,000 and pay the balance in monthly installments of $11,000. In return the shareholder agreed to stop accruing interest on the note and to return to the Company both 14,000,000 shares of common stock held by an affiliate of the shareholder and 3,440,000 common stock warrants held by the shareholder. The $100,000 payment was made subsequent to the end of the third quarter. Monthly payments on this commitment will commence upon the Company's receipt of the stock and warrants.


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

     None.




SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MERA PHARMACEUTICALS, INC.

Dated:  09/03/04                                   by: /S/ DANIEL P. BEHARRY
                                                       -----------------------
                                                       Daniel P. Beharry
                                                       Chief Executive Officer