Form 10KSB
period 2004-10-31
MERA PHARMACEUTICALS INC
filed 2005-01-31
CIK 837490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR COMMISSION FILE

                    ENDED OCTOBER 31, 2004 NUMBER 333-107716

                               ------------------
                           MERA PHARMACEUTICALS, INC.
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

                   73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110
                            KAILUA-KONA, HAWAII 96740
                                 (808) 326-9301
      (ADDRESS AND TELEPHONE OF PRINCIPAL EXECUTIVE AND OPERATIONS OFFICES)
                               ------------------

                            CORPORATION TRUST COMPANY
                               1209 ORANGE STREET
                           WILMINGTON, DELAWARE 19801
                                 (302) 658-7581
           (NAME, ADDRESS AND TELEPHONE NUMBER, OF AGENT FOR SERVICE)
                               ------------------

================================================================================

              MERA PHARMACEUTICALS, INC. (the "Company" or "Mera")

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Mera Pharmaceuticals' revenues for its most recent fiscal year: $909,613.

      The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of January 27, 2005, is $6,007,017.

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [X] Yes [ ] No

      The number of shares outstanding of common equity, as of October 31, 2004, was 429,072,628 shares of Common Stock, $0.0001 par value.

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

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY

Mera Pharmaceuticals, Inc. is the successor issuer to Aquasearch, Inc. (the "Predecessor"), which was incorporated in Colorado in 1987 for the purpose of developing useful products from aquatic microorganisms and making their production economically feasible. On July 25, 2002, the Predecessor merged with and into Mera Pharmaceuticals, Inc., a Delaware corporation formed in June 2002 for the purpose of changing the corporation's name to Mera Pharmaceuticals, Inc. and changing its state of incorporation from Colorado to Delaware (the "Reincorporation Merger"). Mera Pharmaceuticals continues the operations and business of the Predecessor. Each share of the Predecessor's common stock outstanding at the time of the Reincorporation Merger was exchanged for one share of common stock of Mera. Following the Reincorporation Merger, the former stockholders of the Predecessor continued to own 100% of the Company's issued and outstanding capital stock.

On September 16, 2002, Aqua RM Co., Inc., a privately-held, non-operating Delaware corporation established specifically for the purpose of facilitating the Predecessor's reorganization under Chapter 11 of the U.S. Bankruptcy Code ("Aqua RM"), merged with and into the Company (the "Reorganization Merger"). The Company was the surviving corporation of the Reorganization Merger. Each share of Aqua RM common stock outstanding at the time of the Reincorporation Merger was exchanged for 100 shares of the Company's common stock. Following the Reorganization Merger, former Aqua RM stockholders held approximately 68% of the Company's common stock. The Reorganization Merger was the last material event in the fulfillment of the Company's Chapter 11 Plan of Reorganization.

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

The major challenge to commercial exploitation of microalgae has been the availability of photobioreactors large enough to achieve commercial production levels at an economic cost. A photobioreactor is a fermentation system that is used to grow photosynthetic organisms. As late as the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. At more than 6,000 gallons (25,000 liters), our proprietary MGM is one of the largest photobioreactors in existence - and one of the few photobioreactors used for commercial production of microalgae. In addition, the MGM incorporates a very high level of computerized process control, resulting in a higher degree of reproducible performance at high efficiency levels. This increased reliability is due in large measure to the use of turbulence to control the exposure of the algae to light and nutrients at a frequency that improves yields. Mera owns the basic patent for use of turbulence in this way. Our patents, proprietary process controls and the very low cost of constructing the MGM make the MGM very advanced, cost-effective and scalable.

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR(R), a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution at an affordable cost and introduce its newest product, SALMONESSENTIALS, a proprietary combination of astaxanthin and Omega-3 fatty acids.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR(R) AND SALMONESSENTIALS while preserving margins. We also plan to develop and introduce additional microalgae-based nutritional products to the marketplace. Should the company acquire the capital needed to do so, we may elect to go forward with plans to identify and develop prescription pharmaceutical products based on algal extracts to treat infectious and proliferative diseases.

We face significant potential competition for ASTAFACTOR(R). We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition as well, although at present we are not aware of a product that combines the same ingredients as SALMONESSENTIALS in a single product.

Astaxanthin is also widely used in the animal feed industry, primarily as a coloring agent. We have decided to forego engaging directly in marketing or distribution of AQUAXAN(R), our animal feed product, due to the low profit margins that it affords.

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

The Company currently manufactures its products at a four-acre research, development and production facility at the Hawaii Ocean Science and Technology Business Park in Kailua-Kona, Hawaii. The facility is ideally located for our research and development and the commercial production of microalgae. We have access to large volumes of deep ocean water (used for temperature control) in a stable tropical climate with plentiful sunlight, conditions that are well suited to microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, on balance there are few locations, domestic or international, that are as well suited to our cultivation processes.

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

There are other systems that cultivate microalgae at larger than experimental scale. However, we believe that the advantages of the MGM over these other systems include size, versatility, cost-effectiveness and higher yields. We believe that an important advantage of the MGM over any competing technology is the ability to achieve a high degree of control over all critical environmental factors for microalgae, except those species that proliferate under the most extreme conditions. As a result, it can be used in efficiently cultivating hundreds, even thousands, of microalgal species at commercial scale. We do not believe any other large scale system has such flexibility and versatility, which are important factors in the development of new products from a variety of microalgal species.

PRODUCTS FROM MICROALGAE

(1) ASTAFACTOR(R) BRAND OF ASTAXANTHIN - OUR FIRST COMMERCIAL PRODUCT

DESCRIPTION AND PROPERTIES. Astaxanthin is a red-orange, carotenoid pigment. It is closely related to other well-known carotenoids, such as beta-carotene, lutein and zeaxanthin.

All of these molecules are antioxidants, substances shown by research to protect health, but astaxanthin is among the strongest. Some studies indicate that it is ten times more potent than beta-carotene, and more than 500 times more potent than vitamin E - another well known and commonly used antioxidant.

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

THE ASTAFACTOR(R) MARKET. We believe that the market for ASTAFACTOR(R) is likely to expand rapidly over the next few years. There is growing evidence in the scientific and medical literature that astaxanthin contributes meaningfully to the general well-being of humans. Although we face competition in this market, we believe that our technology will give us significant cost and quality advantages over our competitors in our effort to capture a significant share of this growing market.

We began sales of ASTAFACTOR(R) in Hawaii on March 30, 2000, and Longs Drugs agreed to expand our distribution to San Diego County in the fall of 2001. We continued to expand our retail distribution, first into Longs Drugs system wide, and then into approximately 1200 Sav-On and Osco drug stores. However, our experience has shown that effectively promoting retail sales requires longer format advertising than can be readily used in typical retail advertising. For that reason, the Company has returned its focus to the Hawaiian market, which offers sufficient revenue potential to support the cost of broader domestic retail distribution. We are also devoting greater energy to international markets, which our information indicates are generally much more receptive to these kinds of products. We are also increasing our emphasis on private label sales. This distribution channel offers lower margins than branded product sales, but it does not involve advertising and marketing expenses, which are born by the private label seller. As a result, this channel can contribute meaningfully to profitability. The Company has also begun to pursue the sale of raw materials, the extract and beadlet forms of astaxanthin, to end users that incorporate these materials into products that they make and distribute.

(2) SALMONESSENTIALS

During fiscal year 2004 the Company introduced an extension of its ASTAFACTOR(R) line, SalmonEssentials. This new product offers a unique combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR(R) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health. Omega-3s also help reduce inflammation, adding to that important benefit of ASTAFACTOR(R).

We began marketing SALMONESSENTIALS(TM) near the middle of fiscal year 2004, launching the product initially through our Hawaiian retail distribution system. The initial reception was very positive. We have also made SALMONESSENTIALS(TM) available through our web site, and sales have been growing since the date of introduction. The Company is currently contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

(3) PRODUCT LINE EXPANSION

The Company is currently evaluating other product line extensions for its ASTAFACTOR(R) product and is also exploring additional microalgae sources for development as nutraceutical products. Among these is zeaxanthin, a carotenoid accumulated by certain microalgal species (for example, cyanobacteria and rhodophytes). Subnormal levels of zeaxanthin are associated with macular degeneration, the most frequent cause of blindness among the elderly.

We believe that many more nutraceutical products could be developed from microalgae, but they remain unexamined and unexploited because there has been no feasible way to grow them at a large enough scale. The MGM opens a path to this untapped resource by combining effective, reproducible control with commercial scale production.

(4) PHARMACEUTICAL DRUG DISCOVERY

The Company has always appreciated the potential to discover pharmaceuticals that are based on bioactive compounds produced by aquatic plants. However, we are not currently engaged in any drug discovery activity, and we do not anticipate doing so during fiscal year 2005. We do remain open to the possibility of collaborations with other companies who may wish to develop products using our patented technology, and we have had such discussions with a number of parties, some of which are continuing.

DEPENDENCE ON KEY CUSTOMERS

Our business currently depends heavily on key distribution relationships in Hawaii. Sales to our largest customer, Longs Drugs, continues to represent a significant portion of our product sales. However, this percentage is decreasing as a result of an increase in direct sales, distribution through several additional retail chains in Hawaii, an increase in private label sales domestically, the move to distribute internationally and other measures we have taken to broaden distribution.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' global leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products for human healthcare markets worldwide. We have several strategies to achieve these goals.

     1) INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current products, ASTAFACTOR(R) and SALMONESSENTIALS(TM), by expanding distribution within Hawaii as well as internationally through a variety of sales channels. It appears that awareness of the benefits of astaxanthin is growing in the marketplace, and once the benefits of our products are more fully understood by the general public, we will re-focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

          Another element in our strategy to build revenues is to increase our level of sales of unbranded product, either in the form of raw materials or to private label sellers. We have identified ways to increase our production capacity so that the added revenues from these additional sources will contribute significantly to revenue and the potential to achieve profitability.

          Additionally, the Company expects to continue research activities to identify and optimize additional microalgae nutraceutical products. We will also utilize the learning gained as a key subcontractor in a $2.4 million U.S. Department of Energy project to accelerate product development.

     2) CONTINUALLY IMPROVE AND ENHANCE OUR CORE PLATFORM TECHNOLOGY. Our MGM technology has led to the production of the first new commercial product derived from photosynthetic microalgae in over 25 years. We believe that our proprietary technologies and processes provide us with a significant competitive advantage over other known microalgae cultivation technologies. We intend to devote meaningful resources to continue to improve our underlying technology and our automated process control systems to increase product quality, yield and productivity per employee.

     3) EXPAND STRATEGIC ALLIANCES. We intend to develop relationships with other companies who have products that will benefit from utilizing our technology under license. and develop new ones to accelerate our efforts to commercialize microalgae products. We believe that there is significant potential revenue associated with the licensing of our technology to other companies or in performing contract work for them utilizing our facilities or expanded facilities if justified.

MANUFACTURING

Our Kona facility has sufficient capacity to meet our current demand for product. However, we have recently completed negotiations with our landlord that will enable us to increase our production capacity by a factor of two. We have also engaged in an optimization effort that will enable us to produce greater amounts of product from the same land area. Still further capacity is available from cycle time reductions that can be achieved with modest capital investment. This ability to expand our production is sufficient to meet our projected needs for the foreseeable future. However, further expansion of the Kona facility is feasible, if demand for our products justifies doing so.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last two fiscal years, the Company has spent approximately $445,000 on research and development activities, none of which was borne directly by our customers.

MARKETING AND SALES

The Company's marketing strategy for its nutraceutical products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

     1) CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL AND INTERNATIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. The Company currently markets ASTAFACTOR(R) AND SALMONESSENTIALS(TM) to mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute internationally through existing distributors and outlets in Pacific Asian and other countries.

     2) SELL ASTAFACTOR(R) AND SALMONESSENTIALS(TM) DIRECTLY TO THE CONSUMER. This approach allows us to reach consumers throughout the domestic market at the most attractive margins, since it eliminates distributor and retailer profits. Web-based and specialty media promotion are also used to reinforce our marketing efforts and product visibility to all consumers. We are building a customer data base that will enhance our ability to reach regular customers with new products as they are developed and come to market.

COMPETITION

The Company believes that its proprietary technology and process control systems and software give it a significant advantage relative to its competitors. However, there are a number of companies that are engaged in efforts to develop microalgae-based products that compete with ours, either directly or indirectly.

We believe that original MGM technology was the first closed-system, process-controlled photobioreactor to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We are now operating at a scale more than twice that (25,000 liters). We are aware of only three other companies in the world - Biotechna of Australia, Algatechnologies of Israel and MicroGaia of Hawaii - that claim to possess proprietary photobioreactor technology. Our information regarding these other systems is that they suffer from one or more disadvantages relative to the MGM. However, given that these organizations control the release of proprietary information regarding their systems, we are not in a position to confirm that assessment of our competitors' systems.

COMPETITORS FOR ASTAFACTOR.(R) Producers of astaxanthin that compete with ASTAFACTOR(R), our nutraceutical astaxanthin product, include: MicroGaia, Inc.; Cyanotech Corporation; Algatechnologies and Minapro. MicroGaia, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. Cyanotech Corporation, Algatechnologies and Minapro also make astaxanthin-based nutraceutical products. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market.

Potential competitors include producers of the synthetic material as well. However, to our knowledge neither BASF, a large German chemical company, nor Hoffman-LaRoche, a large Swiss pharmaceutical company, both large global producers of synthetic astaxanthin, has indicated an interest in this market. Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to those from synthetic sources and will not pay premium prices for synthetics, even if they are available. We are aware of other companies that are interested in or are actually marketing nutraceutical astaxanthin which use a fermentation process. However, to our knowledge, only MicroGaia, , Cyanotech, Algatechnologies and Minapro produce the product from HAEMATOCOCCUS. We believe our production process has cost or quality advantages or both over all of those companies.

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

PATENTS. We have been awarded or have filed applications for roughly a dozen patents relating to various processes, including, but not limited to, the process and apparatus for the production of photosynthetic microbes and the method of control of microorganism growth processes. These patents are active in the United States, the People's Republic of China, Europe, Hong Kong and South Korea. The original duration of these patents varied from fifteen to twenty years from the date of filing or issuance, and the Company's current patents will be active for six to ten years, provided the maintenance fees associated with such patents are timely paid. The Company reassesses the value of each patent it holds at the time maintenance fees are due, and in cases where maintaining a patent is judged to be of no significant strategic value, we do not renew the patent.

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

            ASTAFACTOR(R)
            SALMONESSENTIALS(TM)
            AQUAXAN(R)
            MERA PHARMACEUTICALS(TM)
            MERA GROWTH MODULE(TM) (MGM)
            MERA PROCESS CONTROL SYSTEM(TM) (MPCS)
            MERA REMOTE DATA WEB ACCESS(TM) (RDWA)
            DRUGS FROM THE SEA(TM)
            ZEAFACTOR(TM)
            BETAFACTOR(TM)

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

Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than dietary supplements. Any products we develop for use in human nutrition, pharmaceuticals or cosmetics could require that we develop and adhere to Good Manufacturing Practices ("GMP"), as suggested by the FDA, European standards and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our contract extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when necessary.

The Company currently distributes ASTAFACTOR(R) AND SALMONESSENTIALS(TM) in the United States, and in certain foreign countries, including Korea and Malaysia. We also intend to expand our distribution internationally to include China, the European Union, Japan, Canada and Australia, as well as others. Regulatory approval requirements vary by country. We believe the approval process for ASTAFACTOR(R) in most countries will come under their "natural" status and that it will be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES. As of October 31, 2004, the Company had fourteen (14) full-time employees. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 2. Description of Properties.

Our research, development and production facilities are located in the Hawaii Ocean Science and Technology (HOST) Business Park in Kailua-Kona, Hawaii. Our facility currently consists of approximately four acres containing a number of MGMs, finishing ponds, a processing facility, several laboratories, administrative offices and additional space for production and research and development. All our products are currently produced at this facility. We have recently completed negotiations to acquire additional acreage adjacent to our facility, which will enable us to increase our production capacity as demand for our products and services increases.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during fiscal year 2004 to a vote of security holders, at a meeting or otherwise. The Board of Directors of the Company has adopted a stock option plan that will need to be approved by the Company's security holders in order to take effect, but that has not yet occurred.

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

PERIOD                              HIGH BID                   LOW BID
------                              --------                   -------

FISCAL 2002
  First Quarter                     $0.16                      $0.05
  Second Quarter                    $0.07                      $0.05
  Third Quarter                     $0.16                      $0.04
  Fourth Quarter                    $0.15                      $0.06

FISCAL 2003
  First Quarter                     $0.08                      $0.03
  Second Quarter                    $0.05                      $0.03
  Third Quarter                     $0.10                      $0.05
  Fourth Quarter                    $0.10                      $0.04

FISCAL 2004
  First Quarter                     $0.05                      $0.029
  Second Quarter                    $0.035                     $0.029
  Third Quarter                     $0.032                     $0.023
  Fourth Quarter                    $0.03                      $0.016

As of October 31, 2004, we had approximately 700 record holders of our 429,072,628 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The Company's Board of Directors adopted a Stock Option Plan on December 30, 2003, but it has since rescinded that plan and adopted a replacement plan, which has not yet received the approval of the Company's shareholders required for it to take effect. The plan calls for reserving 60,000,000 shares of the Company's common stock for issuance.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain all available funds to operate and expand our business. We do not anticipate paying any cash dividends in the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

In December 2003 the Company issued 18,181,818 shares of common stock at a price of $0.11 per share to a Delaware limited liability company. That company is managed in part by persons who, at the time of the investment, were shareholders, officers and directors of the Company, and one of them continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In October 2004 the Company issued a note for $20,000 to a director who loaned the Company that amount. The terms of the note included interest payable at the rate of 6% and a maturity date of December 31, 2004. That loan has since been repaid in full. As a part of the compensation payable by the Company to the lender, the Company issued warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price of $0.02 per share and a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $17,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 85,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $10,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 50,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

In November 2004 the Company issued a promissory note to an investor, in consideration for a loan of $30,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 150,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2004 the Company issued 7,954,545 shares of its common stock at a price of $0.11 per share to a limited liability company in fulfillment of an earlier subscription to purchase stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2004, the Company issued 1,008,798 shares of its common stock to an investor at a price of $0.11 per share. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In December 2004, the Company issued 945,748 shares of its common stock to an investor at a price of $0.11 per share. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2004, we had an accumulated deficit of $3,837,761. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the 2005 fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

      We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and expanding our product offering while increasing our efforts to expand sales internationally and improving our production efficiencies and minimizing our overhead. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

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

INVENTORIES

Inventories are stated at the lower of cost or market. The Company determines cost on a first-in, first-out basis. On an ongoing basis, the company tests its inventory for obsolescence. During 2004 the Company began recording an allowance for excess inventory, reflecting the fact that we may not be able to sell all of the inventory that we have on hand if we do not increase our rate of sales.

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

RESEARCH AND DEVELOPMENT

Research and Development costs are expensed as incurred.

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

FRESH START ACCOUNTING

On September 16, 2002, the Company adopted "fresh start" accounting as a result of the completion of bankruptcy proceedings. Accordingly, all assets and liabilities were restated to reflect their respective fair values as of that date.

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

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
               COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2003

      REVENUES. During the years ended October 31, 2004 and 2003, product sales totaled $672,000 and $377,000, respectively. During fiscal 2004, these sales were generated principally through distribution in Hawaii and through direct sales, and a growing percentage of sales resulted from international distribution of our products. $200,000 of the product revenue for 2004 resulted from the elimination of an entry for deferred revenue that we had carried previously. That adjustment was based on a determination that the Company would not be required to deliver additional product in order to recognize that revenue. Even without the elimination of the deferred revenue entry, product revenue increased year-over-year by about 25%. This increase was due to a number of factors. They include the revenue derived from the introduction of our new product, SalmonEssentials, and an increase in international sales.

      We earned revenues of $181,000 and $243,000 for the years ended October 31, 2004 and 2003, respectively, from contract work. The majority of this revenue came from a subcontract for work on a U.S. Department of Energy ("DOE") project. The changes in revenues under this research agreement relate to changes in the number of personnel assigned to perform work under this project at various times. A small portion of the 2004 revenues came from other contract work that the Company performed during the year. This DOE project will end in the second quarter of 2005, but the Company is in discussions with other parties to replace that revenue stream.

      Royalty revenues for the years ended October 31, 2004 and 2003 were $56,000 and $156,000, respectively. Royalty revenues included amounts received from another company based on sales of its products. The royalties ended during the first quarter of 2004.

      EXPENSES. Overall operating expenses were $2,270,000 in 2004 compared with $2,809,000 in fiscal 2003, a decline of nearly 20%. This reduction resulted principally from continuing efforts to control costs and despite instituting a provision for excess and obsolete inventory, an item that the Company did not carry prior to fiscal 2004, without which the decrease in expenses in 2004 compared with 2003 would have been approximately 30%.

      COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R) and SALMONESSENTIALS, as well as the cost of sales of raw materials and certain other products. Expenses increased in the categories of cost of products sold, due principally to the increase in product revenues discussed above, to $675,000 in 2004 versus $336,000 in 2003.

      COST OF CONTRACT SERVICES. Cost of contract services includes costs associated with the U.S. Department of Energy project and other contract work that the Company performs. During the years ended October 31, 2004 and 2003, the cost of contract services was $330,000 and $390,000 respectively. The changes in costs under this category relate to changes in the number of personnel assigned to perform contract work for the Company at various times.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2004 were $111,000 as compared to $389,000 for 2003. The decrease in costs in fiscal year 2003 resulted from a shifting of resources to the U.S. Department of Energy project, which is not included in this figure, and from general cost control measures instituted by the Company.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the fiscal year 2004 were $673,000 versus $1,555,000 in 2003, a decline of nearly 57%. This large decrease was due, in part, to the company's discontinuation of its drug discovery activities and the institution of cost control measures.

      INTEREST EXPENSE. For the years ended October 31, 2004 and 2003, interest expense was $14,000 and $110,000, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt.

      PROVISION FOR EXCESS AND OBSOLETE INVENTORY. During fiscal 2004, the Company began to carry a new expense item, a provision for excess and obsolete inventory totaling $323,000. This item reflects the possibility that the Company may not be able to sell its entire current inventory if it does not appreciably increase its rate of product sales.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2004 and 2003, we raised approximately $2.15 million and $2.7 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions. In 2004 the Company reduced the amount of notes payable outstanding by approximately $880,000.

      During fiscal 2004, cash used in operating activities was approximately $1.25 million compared with $1.1 million for fiscal 2003. The increase in cash used resulted from conducting production operations at a higher level and the accumulation of additional raw materials inventory.

      In fiscal year 2004, the Company received total equity investment of $2,145,000. Of that amount, $1,500,000 was net proceeds, including the fulfillment of the $285,000 conditional commitment we had received in connection with another investment during fiscal 2003. $645,000 of the proceeds from that investment was used to repay a note. The balance was used to support the Company's operations during fiscal 2004. In addition, the Company received a loan for $20,000 in fiscal year 2004 from a director of the Company, which amount has since been repaid.

      Subsequent to the end of fiscal year 2004, the Company received additional equity investment of $215,000 pursuant to a conditional commitment related to an equity investment it had received during fiscal 2003.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO ALL OTHER INFORMATION INCLUDED IN THIS REPORT, BEFORE YOU DECIDE TO INVEST IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS OR OTHERS NOT YET IDENTIFIED BY MANAGEMENT, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

We have incurred substantial operating losses and expect to incur future losses. Our future financial results are uncertain, and we may never become a profitable company.

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2004 we had an accumulated deficit of $3,837,761. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2005. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $1 million in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

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

Revenue from product sales and other sources pay some of our operating costs, but to date that revenue has not been sufficient to cover our operating costs fully. We are seeking investment from various sources to help sustain our operations until we can increase revenues to the point that they can sustain our operations indefinitely. However, additional financing may not be available on favorable terms, if at all. If we do not have adequate funds, we may have to curtail operations significantly. In addition, we may have to enter into unfavorable agreements that could force us to relinquish certain technology or product rights, including patent and other intellectual property rights. If we cannot raise enough capital, then we may have to curtail production, limit our product development activities, reduce marketing activities or delay other plans intended to increase revenue and help us achieve profitability.

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

We currently have sufficient inventory to meet the foreseeable requirements of our existing customers. However, we are engaged in efforts to increase sales in order to achieve profitability, potentially beyond the capacity of our existing facility to produce. We have prepared to meet that increased demand, should it occur, by acquiring additional space at our Kona, Hawaii facility.

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

Our business currently depends on key distribution relationships in Hawaii. These customers currently purchase approximately 50% of the natural astaxanthin products we sell, with the remainder being sold to smaller retail accounts, directly to consumers or internationally. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL WE WILL BE UNABLE TO EXECUTE OUR BUSINESS PLAN, AND OUR BUSINESS WILL SUFFER.

Our success depends on the continued efforts of the principal members of our management team. The Company presently has the key members of that team that it needs to retain to execute its plans fully. Success in doing so cannot be assured.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We experienced a meaningful increase in employment during fiscal 2004 as we resumed production. If revenues do not increase to offset these additional expenses, we may not have the financial resources needed to sustain operations.

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

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical and pharmaceutical markets. We have less than four years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

IF WE DECIDE TO PURSUE RESEARCH AND DEVELOPMENT EFFORTS ON PHARMACEUTICAL PRODUCTS IN ADDITION TO THOSE FOCUSED ON OUR NUTRACEUTICAL PRODUCTS, WE WILL INCUR SIGNIFICANT EXPENSES AND WILL BE EXPOSED TO RISKS ASSOCIATED WITH THE DEVELOPMENT AND COMMERCIALIZATION OF PHARMACEUTICAL PRODUCTS.

We are not currently involved in research and development for pharmaceutical candidates, and we do not have any plans to commence those activities during fiscal 2005. However, the Company's management may decide to pursue this line of business in the future, either independently or in collaboration with other parties. If the Company does pursue this line of business, there will be certain risks associated with it. The nature of those risks will depend to a great extent on exactly how the Company chooses to pursue this business. There are many uncertainties, complexities and delays inherent in the research and development, manufacturing, marketing and sale of pharmaceutical products, including: (i) large upfront and continuing capital requirements, (ii) efficacy and safety concerns, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) the suspension or revocation of the authority necessary for manufacture, marketing or sale, (v) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vi) seizure or recall of products, (vii) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights and (viii) manufacturing or distribution problems. Pursuing this business in collaboration with another company would help to mitigate those risks.

OUR PRODUCTS AND PRODUCTION ACTIVITIES ARE SUBJECT TO GOVERNMENT REGULATION AND ACTION, WHICH ARE SUBJECT TO CHANGE.

We are affected by changes in or the imposition of governmental regulations and actions, including: (i) new laws, regulations and judicial decisions related to the production, marketing and sale of pharmaceutical and nutraceutical products,
(ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity, (iii) new laws, regulations and judicial decisions affecting pricing or marketing of our products and (iv) changes in the tax laws relating to Mera Pharmaceuticals' operations.

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

As of October 31, 2004, our current directors and executive officers, as a group, beneficially owned approximately 14% of the approximately 429,000,000 shares of our common stock outstanding as of October 31, 2004. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical and pharmaceutical markets is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of several companies that sell a similar nutraceutical product. Three of these companies have a product that, like ours, is based on astaxanthin derived from HAEMATOCOCCUS PLUVIALIS. MicroGaia, Inc., Cyanotech and AlgaTechnologies also sell competing nutraceutical astaxanthin products, as do parties that purchase products from them. We expect that our nutraceutical astaxanthin product will compete on the basis of product quality, price, efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

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

Nutraceutical products that we develop will be viewed as human dietary supplements. The FDA requires pre-market clearance in the United States, as do other countries where these nutraceutical products are marketed, if they are intended for human consumption. The process of obtaining FDA clearance for either a food additive or a human dietary supplement can be expensive and time consuming, although significantly less expensive than the process for obtaining clearances for a new pharmaceutical. With natural products such as ours there is often only a brief and inexpensive waiting period before marketing of a nutraceutical can begin. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. FDA clearance to market dietary supplements is obtained by notifying the FDA in writing of the intention to market a certain product and providing supporting documentation regarding toxicity. If the FDA does not object within a specified period of time, approval is deemed granted.

Mera's corporate predecessor received FDA clearance for the ASTAFACTOR(R) in early 2000. We similarly notified the FDA of our intention to market SalmonEssentials in 2004, without objection. While we believe that the natural products on which we are focused will be subject to few objections in this approval process, we cannot ensure that any of our future products, on which we may have expended substantial development effort, will be cleared by the FDA on a timely basis, if at all.

The ASTAFACTOR(R) AND SALMONESSENTIALS(TM), our nutraceutical astaxanthin products, are being distributed internationally already and are likely to be distributed in others. Regulatory approvals in foreign markets vary by country. We believe the approval process for these products will generally come under their "natural product" status and be approved relatively quickly. However, we can provide no assurances in this regard.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of January 27, 2004 we had 438,981,719 shares of common stock outstanding. Of these shares, approximately 375,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR STOCKHOLDERS.

Our Certificate of Incorporation authorizes the issuance of up to 10,000 shares of "blank check" preferred stock, of which only slightly more than 1,000 have been issued to date. Our Board of Directors has the power to determine all designations, rights, preferences, privileges and restrictions of this preferred stock. In addition, our Board of Directors is not required to obtain stockholder approval to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The Board of Directors could issue the preferred stock in order to raise needed capital, or to discourage, delay or prevent a change in control of our Company, even if a change of control would be beneficial to our stockholders.

ITEM 7. FINANCIAL STATEMENTS

      Audited balance sheet as of October 31, 2004 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2004 and 2003, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting and financial disclosure during fiscal 2004 or 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

--------------------------------------------------------------------------------
NAME                               AGE    POSITION
--------------------------------------------------------------------------------

Daniel P. Beharry...............   52     Chief Executive Officer, Secretary
                                          and Director

Kenneth Crowder.................   66     Director

Gregory F. Kowal ...............   56     Director

Laurence Sombardier ............   36     Vice-President and General Manager of
                                          the Operations and Production Facility

Terry Bridges ..................   59     Facilities Engineer and Processing
                                          Manager

Miguel Olaizola, PhD ...........   42     Research Manager

DANIEL BEHARRY, CHIEF EXECUTIVE OFFICER, SECRETARY AND DIRECTOR, has served as a director of our company since June 2002 and Chief Operating Officer and Secretary since August 2002. He was named Chief Executive Officer on July 16, 2003. He received his undergraduate degree from Yale College and his law degree from the University of Southern California. After 17 years in private legal practice, Mr. Beharry joined the legal and management staff of Caradon Inc. (now Novar, Inc.), the North American corporate headquarters of Caradon (now Novar) plc, a $3 billion per year British industrial and building materials conglomerate. His responsibilities at Caradon included implementation of a quality improvement process in more than 30 North American operations. Mr. Beharry began working on development stage companies in 1997, and he participated in the founding of medibuy, Inc. in 1998, and numerous other businesses.

GREGORY F. KOWAL, DIRECTOR, has served as a director of our Company since June 2002. Mr. Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset management and is on the financial advisory board of Concordia Financial, a California truck leasing servicing firm. He was also President of Hawaii Tsunami Pro Soccer Incorporated. Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration at Roosevelt included management and finance.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2004.

                                                                     RESTRICTED
                                   YEAR ENDED                          STOCK
NAME AND PRINCIPAL POSITION        OCTOBER 31,        SALARY ($)     AWARD(S)($)
---------------------------        -----------       -----------     -----------
Daniel P. Beharry, Chief               2004          $118,450            $ 0
Executive Officer                      2003          $116,250(1)         $ 0
                                       2002          $ 37,500            $ 0

Richard D. Propper, M.D.,              2004          $      0            $ 0
Chief Executive Officer                2003          $ 62,375(2)         $ 0
                                       2002          $ 37,500            $ 0


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

(2) Dr. Propper stepped down as Chief Executive Officer effective July 16, 2003. The 2003 figure stated for him sets forth the salary he was paid from November 1, 2002 through July 16, 2003. Dr. Propper's compensation for 2002 reflects the amounts paid to him as Chief Executive Officer of the Company from the period August 1, 2002 through October 31, 2002, during which time his annual salary rate was $150,000.

OPTION GRANTS IN FISCAL 2004

No stock options were granted to our named executive officers during the fiscal year ended October 31, 2002. The Company's 1996 Stock Option Plan was terminated during the Company's reorganization proceedings. The board of directors adopted a new stock option plan during fiscal year 2003. However, that plan was not submitted to a vote of the shareholders, and the Board of Directors has rescinded that plan. It was replaced by the Company's 2004 Stock Option Plan, adopted November 7, 2004.

STOCK OPTIONS EXERCISED DURING FISCAL 2004

No stock options were exercised by the named executive officers of the Company during fiscal 2004.

FISCAL YEAR-END OPTION VALUES

There were no outstanding stock options held as of October 31, 2004.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2004.

DIRECTOR COMPENSATION

Our directors do not receive compensation for services they provide as directors, although they are reimbursed their expenses for attendance at board meetings and those otherwise incurred in connection with their duties. From time to time, certain directors who are not our employees have served as consultants to us for which they have been paid customary fees based on the value of the services rendered and/or received grants of options to purchase shares of our common stock. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

EMPLOYMENT CONTRACTS

We currently do not have employment contracts with our named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of January 27,2005 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable);
(3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                           PERCENTAGE OF
                                                        NATURE OF                              SHARES
                                                       BENEFICIAL      NUMBER OF SHARES     BENEFICIALLY
DIRECTORS AND OFFICERS (1)                              OWNERSHIP     BENEFICIALLY OWNED     OWNED (1)
---------------------------------------------------    -----------    ------------------   -------------
Kenneth Crowder
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740..........................      Direct            1,594,608              *

                                                                                           PERCENTAGE OF
                                                        NATURE OF                              SHARES
                                                       BENEFICIAL      NUMBER OF SHARES     BENEFICIALLY
DIRECTORS AND OFFICERS (1)                              OWNERSHIP     BENEFICIALLY OWNED     OWNED (1)
---------------------------------------------------    -----------    ------------------   -------------
Richard D. Propper, MD
c/o Chardan Capital, LLC
625 Broadway, Suite 1111                               Direct and
San Diego, CA  92101...............................     Indirect          33,943,623 (2)        7.9%

Daniel P. Beharry
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'Ahumanu Highway, Suite 110            Direct and
Kailua-Kona, HI  96740 ............................     Indirect          32,514,065 (3)        7.6%

Gregory F. Kowal
First Honolulu Securities
900 Fort Street Mall, Suite 90                         Direct and
Honolulu, Hawaii  96813............................     Indirect          26,180,103 (4)        6.1%

All directors and executive officers as a group        Direct and
   (4 persons) ....................................     Indirect                                 22%

*     Less than one percent

5% STOCKHOLDERS

The Company is not aware of any persons or groups who own 5% or more of the Company's stock, except for those officers and directors listed above.

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of January 27, 2005. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after January 31, 2005 are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) This amount includes 17,023,372 shares held by Dr. Propper's spouse (directly or indirectly).

(3) This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly), plus 170,000 shares that Mr. Beharry has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising common stock warrants that he holds.

(4) These shares held indirectly are in the name of Aquasearch Investment Partners, of which Mr. Kowal is a general partner. This figure also includes warrants to acquire 1,660,000 shares of common stock which were issued to Aquasearch Investment Partners and Gregory F. Kowal.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 27, 2003, the Company issued 16,909,091 shares of common stock at $0.11 per share, for an aggregate purchase price of $1,860,000 to a Delaware limited liability company. A person who is a shareholder, officer and director of the Company manages that limited liability company in part but does not have an ownership interest in that limited liability company. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      During the month of October 2004 the Company issued a promissory note in the amount of $20,000 to an individual who was at the time, and continues to be, a director of the Company.

      In December 2002 the Company issued 18,181,818 shares of common stock at a price of $0.11 per share, for aggregate consideration of $2,000,000, to a Hawaiian limited liability company. Certain parties who at the time were officers and directors of the Company, one of whom continues to be, manage that limited liability company in part, but do not have an ownership interest in it. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

      In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and has the right to resell the inventory, and upon doing so is obligated to repay the partnership the price it paid for the inventory plus 10%. Revenue from the sale of the inventory to the partnership is deferred until such time as the Company resells the inventory. That deferred revenue represents a portion of "Other current liabilities" on our balance sheet.

      In April 2003 the Company entered into a line of credit agreement with a partnership of which a director of the Company is a general partner. The line of credit was established to fund operations, and the Company was permitted to borrow up to $125,000 at an annual interest rate of 10%. Under the terms of the agreement the outstanding principal and interest is convertible into common stock. Additionally, the lender received detachable stock purchase warrants, as defined, at price of $0.05 per common share in consideration for the extension of credit under this arrangement. The principal balance on this line of credit was repaid in full during fiscal year 2004

      In May 2003 the Company's board of directors agreed to compensate one of its members for his successful efforts in assisting the Company in raising capital during fiscal 2003. The compensation is in the form of issuance of common stock of the Company equal to 7% of the total amount raised in each offering divided by the per share price of such offering. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

      In December 2003 the Company issued 18,181,818 shares of common stock at a price of $0.11 per share to a Delaware limited liability company. That company is managed in part by persons who, at the time of the investment, were shareholders, officers and directors of the Company, and one of them continues to be. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In October 2004 the Company issued a note for $20,000 to a director who loaned the Company that amount. The terms of the note included interest payable at the rate of 6% and a maturity date of December 31, 2004. That loan has since been repaid in full. As a part of the compensation payable by the Company to the lender, the Company issued warrants to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price of $0.02 per share and a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $17,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 85,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

      In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $10,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 50,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

                                    EXHIBITS

REPORTS ON FORM 8-K

The Company filed a report on Form 8-KA on December 11, 2003, amending previous filings regarding the change in certifying accountants from Butke, Bersch and Wanzek to Jewett, Schwartz and Associates.

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


                                   SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10--KSB and authorized this Form 10-KSB to be signed on its behalf by the undersigned, in the City of San Diego, State of California, on January 31, 2004.

                                                MERA PHARMACEUTICALS, INC.


                                                /s/ Daniel P. Beharry
                                                --------------------------
                                                Daniel P. Beharry
                                                Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE                      TITLE                            DATE


/s/ Daniel P. Beharry          Chief Executive Officer,         January 31, 2005
---------------------          Secretary and Director
Daniel P. Beharry


/s/ Anthony Applebaum          Principal Financial and          January 31, 2005
---------------------          Accounting Officer
Anthony Applebaum


Kenneth Crowder                Director                         January 31, 2005


Gregory F. Kowal               Director                         January 31, 2005

                              FINANCIAL STATEMENTS

                           Mera Pharmaceuticals, Inc.

                                Table of Contents

Report of Registered Public Accounting Firm............................ F-2

Balance Sheet.......................................................... F-3

Statements of Operations............................................... F-4

Statements of Changes in Stockholders' Equity.......................... F-5

Statements of Cash Flows .............................................. F-6

Notes to Financial Statements.......................................... F-7 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Mera Pharmaceuticals, Inc. as of October 31, 2004 and the related statements of operations, changes in shareholders' deficiency, and cash flows for the years ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2004 and the results of its operations and its cash flows for the years then ended 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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


JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida,
January 25, 2005

MERA PHARMACEUTICALS, INC.
       BALANCE SHEET

                                                               October 31, 2004
                                                               ----------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $          4,401
    Accounts receivable, net                                             20,031
    Inventories, net                                                    349,032
    Prepaid expenses and other                                           41,998
                                                               ----------------
Total current assets                                                    415,462

Plant and equipment, net                                              2,818,352
Other assets, net of accumulated amortization of $18,720                 43,680
                                                               ----------------

Total Assets                                                   $      3,277,494
                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued liabilities and customer credits $        245,983
    Notes payable - related parties                                      61,936
    Other current liabilities                                            29,071
                                                               ----------------
Total current liabilities                                               336,990
                                                               ----------------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 10,000
          shares authorized, 80 Series A shares issued and
          outstanding and 974 Series B shares issued and
          outstanding                                                         2
    Common stock, $.0001 par value: 500,000,000
          shares authorized, 429,072,628 shares issued
          and outstanding                                                42,908
    Additional paid-in capital                                        6,735,355
    Accumulated deficit                                              (3,837,761)
                                                               ----------------
Total stockholders' equity                                            2,940,504
                                                               ----------------

Total Liabilities and Stockholders' Equity                     $      3,277,494
                                                               ================

             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                          ----------------    ----------------
                                                           Twelve Months       Twelve Months
                                                                Ended               Ended
                                                          October 31, 2004    October 31, 2003
                                                          ----------------    ----------------
Revenue
   Products                                               $        672,204    $        377,589
   Contract services                                               181,383             242,868
   Royalties                                                        56,026             155,652
                                                          ----------------    ----------------

Total Revenue                                                      909,613             776,109
                                                          ----------------    ----------------

Costs and Expenses
   Cost of products sold                                           675,399             200,986
   Cost of contract services                                       330,203             389,721
   Research and development costs                                  110,924             333,794
   General and administrative                                      672,750           1,555,029
   Depreciation                                                    135,032             112,697
   Amortization                                                     22,796              16,560
   Provision for excess and obsolete inventory                     323,000             135,000
   Impairment loss                                                      --              66,550
                                                          ----------------    ----------------

Total costs and expenses                                         2,270,104           2,809,365
                                                          ----------------    ----------------

Operating loss                                                  (1,360,491)         (2,033,256)

Other income (expense):
   Interest income                                                      --                 319
   Other income                                                    227,535             186,609
   Interest expense                                                (13,993)           (109,779)
                                                          ----------------    ----------------

Total other income (expense)                                       213,542              77,149
                                                          ----------------    ----------------

Net loss before extraordinary items                             (1,146,949)         (1,956,107)

Gain on discharge of debt                                           12,880             109,234
                                                          ----------------    ----------------

Net loss before income tax provision                            (1,134,069)         (1,846,873)

Tax expense                                                             --                  --
Refundable tax credit                                               29,518              15,988
                                                          ----------------    ----------------

Net loss                                                  $     (1,104,551)   $     (1,830,885)
                                                          ================    ================

Loss per share - basic and diluted                                  (0.003)             (0.005)
Weighted average shares outstanding - basic and diluted        426,547,939         398,055,825

             See the accompanying notes to the financial statements

                            MERA PHARMACEUTICALS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               Stock
                                                                  --------------------------------------------------------------
                                                                      Convertible Preferred
                                                                      ---------------------                    Common
                                                                  Series A    Series B                         ------
                                                                   Shares      Shares     Amount       Shares          Amount
                                                                  --------------------------------------------------------------
PREDECESSOR

Balance at October 31, 2002                                          --          --         $--      388,803,300    $     38,880

Issuance of preferred Series A shares at $625 per share              80          --           1               --              --
Issuance of common shares at $0.11 per share                         --          --          --       18,181,818           1,818
Issuance of preferred Series B shares at $625 per share              --         974           1               --              --
Cancellation of common shares at par value                           --          --          --      (11,884,800)         (1,187)
Issuance of common shares in exchange for consulting services        --          --          --        3,703,704             370
Issuance of common shares at $0.035 per share                        --          --          --        6,428,571             643
Discount on notes payable connected with warrant issuances                       --          --               --              --
Issuance of common shares in exchange for consulting services        --          --          --          411,333              41
Loss for the year ended October 31, 2003                             --          --          --               --              --
                                                                  --------------------------------------------------------------

Balance at October 31, 2003                                          80         974         $ 2      405,643,926    $     40,565
                                                                  --------------------------------------------------------------

Shares returned and cancelled from a former employee of the
  company at par value                                                                               (12,209,000)         (1,221)
Shares re-issued to a former employee of the company at
  par value                                                                                            5,341,437             534
Issuance of common shares at $0.11 per share                                                           2,590,909             259
Issuance of common shares at $0.11 per share                                                           8,955,356             896
Issuance of common shares at $0.04 per share                                                           7,954,545             795
Shares issuable at $0.04 per share                                                                    10,795,455           1,080
Cancellation of discount on notes payable in connection
  with warrant issuances
Loss for the year ended Ocober 31, 2004
                                                                  --------------------------------------------------------------

Balance at October 31, 2004                                          80         974         $ 2      429,072,628    $     42,908
                                                                  ==============================================================

                                                                   Additional                     Stockholders'
                                                                     Paid-In       Accumulated       Equity
                                                                     Capital        (Deficit)       (Deficit)
                                                                  --------------------------------------------
PREDECESSOR

Balance at October 31, 2002                                       $  1,503,856    $   (901,353)   $    641,383

Issuance of preferred Series A shares at $625 per share                 49,999              --          50,000
Issuance of common shares at $0.11 per share                         1,998,182              --       2,000,000
Issuance of preferred Series B shares at $625 per share                608,999              --         609,000
Cancellation of common shares at par value                                  --              --          (1,187)
Issuance of common shares in exchange for consulting services           99,630              --         100,000
Issuance of common shares at $0.035 per share                          224,357              --         225,000
Discount on notes payable connected with warrant issuances                  --         165,600         165,600
Issuance of common shares in exchange for consulting services           24,639              --          24,680
Loss for the year ended October 31, 2003                                    --      (1,831,857)     (1,831,857)
                                                                  --------------------------------------------

Balance at October 31, 2003                                       $  4,675,262    $ (2,733,210)   $  1,982,619
                                                                  --------------------------------------------

Shares returned and cancelled from a former employee of the
  company at par value                                                   1,221                              --
Shares re-issued to a former employee of the company at
  par value                                                               (534)                             --
Issuance of common shares at $0.11 per share                           284,741                         285,000
Issuance of common shares at $0.11 per share                         1,109,104                       1,110,000
Issuance of common shares at $0.04 per share                           749,205                         750,000
Shares issuable at $0.04 per share                                      (1,080)                             --
Cancellation of discount on notes payable in connection
  with warrant issuances                                               (82,564)                        (82,564)
Loss for the year ended Ocober 31, 2004                                             (1,104,551)     (1,104,551)
                                                                  --------------------------------------------

Balance at October 31, 2004                                       $  6,735,355    $ (3,837,761)   $  2,940,504
                                                                  ============================================

              See the accomanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       ------------------------------------
                                                                         Twelve Months       Twelve Months
                                                                             Ended               Ended
                                                                       October 31, 2004    October 31, 2003
                                                                       ------------------------------------
Cash Flows from Operating Activities:
Net loss                                                               $     (1,104,551)   $     (1,831,857)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation and amortization                                   274,074             241,580
    Provision for excess and obsolete inventory                                 323,000
    Impairment loss                                                                  --              66,550
    Common stock issued in exchange for services                                     --             124,680
Changes in operating assets and liabilities:
    Accounts receivable                                                          31,873             (40,159)
    Inventories                                                                 305,470              23,801
    Other current assets                                                         (9,738)             62,560
    Accounts payable, accured expenses,                                        (792,288)            163,720
      and customer credits
    Deferred revenue                                                           (248,232)             43,632
    Other current liabilities                                                   (28,689)             57,760
                                                                       ------------------------------------
Net cash used by operating activities                                        (1,249,081)         (1,087,733)
                                                                       ------------------------------------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                                   (14,592)            (74,290)
                                                                       ------------------------------------
Net cash used by investing activities                                           (14,592)            (74,290)
                                                                       ------------------------------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                                    2,145,000           2,223,812
    Proceeds from issuance of preferred stock                                        --             659,000
    Proceeds from notes payable                                                      --             574,232
    Payment of notes payable                                                   (878,075)         (2,334,221)

                                                                       ------------------------------------
Net cash provided by financing activities                                     1,266,925           1,122,823
                                                                       ------------------------------------

Net increase (decrease) in cash and cash equivalents                              3,252             (39,200)
Cash and cash equivalents, beginning of the period                                1,149              40,349
                                                                       ------------------------------------
Cash and cash equivalents, end of the period                           $          4,401    $          1,149
                                                                       ====================================

Supplemental non-cash information
    Non cash financing activities
    Stock issued to a related party exchange for consulting services   $             --    $        124,680
                                                                       ====================================
    Warrants cancelled                                                 $         82,564    $             --
                                                                       ====================================

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

      CREDIT RISK - It is the Company's practice to place its cash equivalents in high quality money market securities with two major banking institutions. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

      INVENTORIES -- Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At October 31, 2004, inventories consisted of $742,736 of work in process and $64,296 of finished goods, less an allowance for obsolescence of $458,000.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      REVENUE RECOGNITION -- Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt. The Company has adopted Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      STOCK ISSUED FOR SERVICES -- The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

      PREFERRED STOCK -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2004, 1,054 shares of preferred stock were issued and outstanding.

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

      LOSS PER SHARE -- The Company computed basic and diluted loss per share amounts for October 31, 2004 and 2003 pursuant to the SFAS No. 128, "Earnings per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

      RECLASSIFICATIONS - Certain reclassifications have been made in the 2003 financial statements for presentation purposes to conform to the 2004 presentation.

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

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

2. GOING CONCERN

      These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $3,800,000 through the year ended October 31, 2003. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

      In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and has the right to resell the inventory, and upon doing so is obligated to repay the partnership the price it paid for the inventory plus 10%. Revenue from the sale of the inventory to the partnership is deferred until such time as the Company resells the inventory. The Company has deferred revenue of approximately $18,000 as of October 31, 2004 associated with this agreement. This amount is included in other current liabilities on the balance sheet.

      In July 2003 a promissory note was issued to a limited liability company managed by a shareholder and an officer and director of the Company. The note accrued interest at an annual rate of 6% and was due and payable on December 31, 2003. The balance outstanding was $644,000 as of October 31, 2003 and the note was paid in full during the year ended October 31, 2004.

      In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $9,400 was payable under this agreement as of October 31, 2004.

      In February 2004, the Company agreed to pay $55,000 cash plus certain inventory amounts to a shareholder and former officer. The payment is in satisfaction of a debt of $125,000 plus accrued interest owed to the individual.

4. INCOME TAXES

      The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      Since its formation the Company has incurred net operating losses. As of October 31, 2004, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

      At October 31, 2004, the Company has available net operating loss carry forwards of approximately $18,700,000 that expire in various years through 2024.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's deferred income tax asset would result from the net operating losses amounted to approximately $18,700,000.

      A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at October 31, 2004 was necessary. The increase in the valuation allowance for the year ended October 31, 2004 was approximately $400,000.

      The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities ("QHTB tax credit refunds"). During the year ended October 31, 2004, the Company has approximately $39,000 in QHTB tax credit refunds receivable.

6. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of October 31, 2004:

     Unsecured notes payable - shareholder notes bearing an
     annual interest rate of 10% due on various dates through
     March 31, 2004. These notes contained detachable stock
     purchase warrants further described in Note 7.              $     61,936
                                                                 ============

      Total interest expense on notes payable - related parties was $13,993 and $109,779 for the years ended October 31, 2004 and 2003, respectively.

7. COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

      During 2003, the Company issued detachable stock purchase warrants in connection with notes payable issued to certain directors and shareholders of the Company. These warrants grant the right to purchase up to an aggregate of 5,520,000 shares of common stock at $0.05 per share and the warrants have 5-year terms that expire during the fiscal year ended 2008. These transactions were

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The fair market value of the stock purchase warrants at the time of issuance was approximately $165,600. This amount has been recorded as additional paid-in capital and will be amortized over the 5 year term or until exercised. During 2004, 3,440,000 warrants with a value of $103,000 were cancelled.

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

      The following is a summary of the Company's outstanding common stock purchase warrants as of October 31, 2004:

--------------------------------------------------------------------------------
Exercise Price    Outstanding at      Issued      Exercised    Outstanding at
                  October 31, 2003                             October 31,  2004
--------------------------------------------------------------------------------
$0.05             --                  2,080,000   --           2,080,000

                  --------------------------------------------------------------
                  --                  2,080,000   --           2,080,000
                  --------------------------------------------------------------

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

      Subsequent to October 31, 2003 a new Stock Option Plan was approved by the Board of Directors. However, the Board of Directors decided not to take that plan to shareholders for approval, and subsequently rescinded that plan. It has adopted the 2004 Stock Option Plan in its place. Further details on the new plan are contained in Note 11.

9. CUSTOMER CONCENTRATION

      Sales to the Company's major customers for the year ended October 31, 2004 for customers A and B amounted to 32% and 22% respectively.

10. PROPERTY, PLANT AND EQUIIPMENT, NET

      At October 31, Property, Plant and Equipment is as follows:

                -------------------------------------------------
                                                 October 31, 2004
                -------------------------------------------------
                Plant                            2,621,164
                Equipment                          697,587
                -------------------------------------------------
                                                 3,333,793

                Accumulated depreciation          -515,441

                -------------------------------------------------
                                                 2,818,352
                -------------------------------------------------

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS

      On or about December 29, 2004 the Company received additional equity financing in the amount of $215,000 in exchange for common stock issued at a per share price of $0.11. This additional financing was the fulfillment of a conditional subscription agreement entered into by the purchasers during fiscal 2004.

      Between October 31, 2004 and December 31, 2004 the company borrowed approximately $57,000 from various individuals at an interest rate of 6%. The borrowed funds were used as operating capital. Those loans have since been repaid.

      On November 7, 2004 the Board of Directors rescinded the 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company's common stock. Subsequent to that date, the Board approved issuance of options to purchase approximately 47,000,000 shares to existing officers, directors and employees, subject to shareholder approval of the plan. Of the options to be granted, approximately 28,000,000 were deemed vested based on length of service with the Company since the date the Company's Plan of Reorganization was approved.

12. INTANGIBLE ASSETS

      The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expire in 2008. During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2004 the Company recognized amortization expense of $22,800. Estimated amortization expense for each of the years ended October 31, is as follows:

     2005:    $12,480
     2006:    $12,480
     2007:    $12,480
     2008:    $ 6,240