Form 10KSB/A
period 2004-10-31
MERA PHARMACEUTICALS INC
filed 2005-02-16
CIK 837490

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Mera Pharmaceuticals' revenues for its most recent fiscal year: $909,613.

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

      Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

      This Amendment No. 1 to the annual report on Form 10-KSB is being filed to correct a scrivener's error in the amount of $972 made on the Company's income statement for the twelve months ended October 31, 2003, to add three entries to the Index of Exhibits and to add the Section 906 certifications inadvertently omitted from the original filing.

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

23.1###     Consent of Buttke, Bersch & Wanzek, P.C., independent auditors
23.2        Consent of Buttke, Bersch & Wanzek, P.C., independent auditors
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2        Certification of the Principal and Accounting Financial Officer
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32          Certification of Chief Executive Officer and Principal Financial and
            Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
                                                               ================

             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                          ----------------    ----------------
                                                           Twelve Months       Twelve Months
                                                                Ended               Ended
                                                          October 31, 2004    October 31, 2003
                                                          ----------------    ----------------
Revenue
   Products                                               $        672,204    $        377,589
   Contract services                                               181,383             242,868
   Royalties                                                        56,026             155,652
                                                          ----------------    ----------------

Total Revenue                                                      909,613             776,109
                                                          ----------------    ----------------

Costs and Expenses
   Cost of products sold                                           675,399             200,986
   Cost of contract services                                       330,203             389,721
   Research and development costs                                  110,924             333,794
   General and administrative                                      672,750           1,555,029
   Depreciation                                                    135,032             112,697
   Amortization                                                     22,796              16,560
   Provision for excess and obsolete inventory                     323,000             135,000
   Impairment loss                                                      --              66,550
                                                          ----------------    ----------------

Total costs and expenses                                         2,270,104           2,809,365
                                                          ----------------    ----------------

Operating loss                                                  (1,360,491)         (2,034,256)

Other income (expense):
   Interest income                                                      --                 319
   Other income                                                    227,535             186,609
   Interest expense                                                (13,993)           (109,779)
                                                          ----------------    ----------------

Total other income (expense)                                       213,542              77,149
                                                          ----------------    ----------------

Net loss before extraordinary items                             (1,146,949)         (1,956,107)

Gain on discharge of debt                                           12,880             109,234
                                                          ----------------    ----------------

Net loss before income tax provision                            (1,134,069)         (1,846,873)

Tax expense                                                             --                  --
Refundable tax credit                                               29,518              15,988
                                                          ----------------    ----------------

Net loss                                                  $     (1,104,551)   $     (1,830,885)
                                                          ================    ================

Loss per share - basic and diluted                                  (0.003)             (0.005)
Weighted average shares outstanding - basic and diluted        426,547,939         398,055,825

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