Form 10QSB
period 2005-01-31
MERA PHARMACEUTICALS INC
filed 2005-03-22
CIK 837490

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005
                                                      Or
         [  ]  Transition Report Under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                       COMMISSION FILE NUMBER: 333-107716

                               ------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

431,027,714 shares of $0.0001 par value common stock outstanding as of January 31, 2005 80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2005 974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2005

================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2005


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



                           MERA PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                January 31, 2005
                                                                ----------------

         ASSETS
Current assets:
    Cash and cash equivalents                                       $     8,623
    Accounts receivable, net                                             42,177
    Inventories                                                         324,032
    Prepaid expenses and other current assets                           106,986
                                                                    -----------
Total current assets                                                    481,818

Plant and equipment, net                                              2,760,729
Other assets, net of accumulated
  amortization of $21,840                                                40,560
                                                                    -----------

Total Assets                                                        $ 3,283,107
                                                                    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses and
      customer credits                                              $   302,873
    Notes payable - related parties                                      42,579
    Other current liabilities                                            29,071
                                                                    -----------
Total Current Liabilities                                               374,523
                                                                    -----------


Stockholders' equity:
    Convertible preferred stock, $.0001 par value,
       10,000 shares authorized, 80
       Series A shares issued and outstanding and
       974 Series B shares issued and
       outstanding                                                            2
    Common stock, $.0001 par value: 500,000,000
       shares authorized, 431,027,174 shares issued
       and outstanding                                                   43,103
    Additional paid-in capital                                        6,950,159
    Accumulated deficit                                              (4,084,680)
                                                                    -----------
Total stockholders' equity                                            2,908,584
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,283,107
                                                                    ===========

             See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                ------------------------------------
                                                 Three Months        Three Months
                                                      Ended             Ended
                                                January 31, 2005   January 31, 2004
                                                ------------------------------------

Revenue
   Products                                      $      80,627    $     157,389
   Contract Services                                    51,714           55,160
   Royalties                                              --             56,026
                                                 -------------    -------------

Total Revenue                                          132,341          268,575
                                                 -------------    -------------

Costs and Expenses
   Cost of products sold                                89,187           97,656
   Cost of subcontract services                         74,697           97,010
   Research and development costs                       21,601            7,253
   Selling, general and administrative                 131,993          221,667
   Depreciation and Amortization                        37,760           43,538
   Provision for excess and obsolete inventory          25,000             --
                                                 -------------    -------------

Total costs and expenses                               380,238          467,124
                                                 -------------    -------------

Operating loss                                        (247,897)        (198,549)

Other income (expense):
   Interest income                                        --               --
   Other income                                           --              4,932
   Interest expense                                       (771)          (9,472)
                                                 -------------    -------------

Total other income (expense)                              (771)          (4,540)
                                                 -------------    -------------

Net loss before extraordinary items                   (248,668)        (203,089)

Gain on discharge of debt                                 --             12,880
                                                 -------------    -------------

Net loss before income tax provision                  (248,668)        (190,209)

Tax expense                                               --               (800)
Refundable tax credit                                    1,750            2,521
                                                 -------------    -------------

Net loss                                         $    (246,918)   $    (188,488)
                                                 =============    =============

Loss per share - basic and diluted                     (0.0005)         (0.0005)
Weighted average shares outstanding -              430,375,659      418,644,466
   basic and diluted

             See the accompanying notes to the financial statements




                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            ------------------------------------
                                                               Three Months      Three Months
                                                                  Ended             Ended
                                                            January 31, 2005  January 31, 2004
                                                            ------------------------------------
Cash Flows from Operating Activities:
Net loss                                                      $  (246,918)   $  (188,488)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation and amortization                      60,743         66,521
    Gain on discharge of debt                                        --          (12,880)
Changes in assets and liabilities
    Accounts receivable                                               926        (31,749)
    Inventories                                                    25,000         45,662
    Prepaid expenses and other current assets                     (88,060)       (56,244)
    Accounts payable, accured expenses and customer credits        56,888       (213,610)
                                                              -----------    -----------
Net cash used by operating activities                            (191,421)      (390,788)
                                                              -----------    -----------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                        --           (7,826)
                                                              -----------    -----------
Net cash used by investing activities                                --           (7,826)
                                                              -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock                               215,000      2,145,000
    Proceeds from notes payable                                       643           --
    Payment of notes payable                                      (20,000)      (785,757)
                                                              -----------    -----------
Net cash provided by financing activities                         195,643      1,359,243
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                4,222        960,629
Cash and cash equivalents, beginning of the period                  4,401          1,149
                                                              -----------    -----------
Cash and cash equivalents, end of the period                  $     8,623    $   961,778
                                                              ===========    ===========



             See the accompanying notes to the financial statements


                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004




1.       BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2004, included in Form 10-KSB filed with the Securities and Exchange Commission

         The Company's Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to depreciation and amortization calculations: asset impairments(including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

         RECLASSIFICATIONS - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.


2.       INVENTORIES

     Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. When necessary, the Company records a reserve for potential product obsolescence. During the current quarter, the Company recorded a reserve of $25,000 for such product. As of January 31, 2005 the total amount of this reserve was $483,000.

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

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2005 we had an accumulated deficit of $4,084,680. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

         REVENUES. During the quarter ended January 31, 2005, as compared to the equivalent period in 2004, product revenues decreased from $157,389 to $80,627, a decrease of $76,762, or about 49%.

         This decline in sales revenue was the result of several factors. A large portion of the Company's sales are made in the retail sales channel. These sales result from large orders placed by wholesale distributors, which in turn supply the demand at the retail outlet level. The timing of such orders, which may occur less often than every quarter, can significantly affect the revenues that are recognized (or not recognized) in any given quarter. A large order from a wholesale distributor was booked in the first quarter of 2004, but not in the first quarter of 2005, which explains much of the difference in product revenues between the two periods. In addition, the company derived a significant portion of revenues in the first quarter of 2004 from the resale of product purchased from a third party, an activity that did not continue into the first quarter of 2005. Another factor affecting revenues was the booking of various customer credits in connection with promotional activities, which further reduced product revenues for the current quarter.

           After adjustment for those factors, the company's sales of its core products increased somewhat during the first quarter of 2005 relative to the same quarter the prior year, reflecting both a higher volume of product sales and a broadening of the customer base.

         As the number of retail outlets and the overall rate of sales of the Company's products increase, the product revenue stream should become more regular, though some degree of quarter-to-quarter fluctuation in revenues from this source will always exist.

         The Company also recognized revenues of $51,714 and $55,160 for the quarters ended January 31, 2005 and 2004, respectively, from a subcontract for our work on a U.S. Department of Energy project, a decrease in revenue of $$3,446 or about 6%. The decrease in revenues under this research agreement resulted from a decrease in personnel assigned to perform work under this project.

         Combined income from continuing operations (product sales and contract revenues) decreased to $154,341 from 212,539, or by 27% compared to the same period last year.

         The Company recognized royalty revenues of $0 and $56,026 for the quarters ended January 31, 2005 and January 31, 2004, respectively. Past royalty income has been received from another company based on sales of its products. The final payment under this royalty agreement was made in January 2004, and no further royalty income will be received from this source, although the Company is actively seeking licensing opportunities for its intellectual property that would re-establish this revenue source.

         COST OF SALES. Cost of products sold was $89,187 as compared to $97,656 for the quarters ended January 31, 2005 and 2004, respectively. The decrease of $8,469, or about 9%, resulted primarily from lower total product sales for the later period.

         Gross margins on the sales of products was approximately -11%, This negative figure is principally the result of booking various customer credits that reduced revenues in the current quarter but did not affect the cost of sales. Without those adjustments, the Company's gross margins would have been approximately 13%.

         Cost of subcontract services includes costs associated with our U.S. Department of Energy project. During the quarters ended January 31, 2005 and 2004, the cost of contract services was $74,697 and $97,010, respectively. This resulting decrease of $22,313, or 23%, was primarily due to the decrease in number of personnel performing work on this project as a result of shifting those personnel to production responsibilities.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development. Research and development costs for the quarter ended January 31, 2005 were $21,601 as compared to $7,253 for the quarter ended January 31, 2004. The increase of $14,348, or 198%, was related to an increase in general research activities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the first quarter of fiscal year 2005 were $131,993 compared to $221,667 for the same period in 2004. This decrease of $89,674, or 40%, resulted from the Company's continuing efforts to contain overhead costs.

         INTEREST EXPENSE. For the quarters ended January 31, 2005 versus January 31, 2004, interest expense was $771 and $9,472. This decrease was due to a lower level of borrowing by the Company during the first quarter of 2005 compared to the first quarter of 2004.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended January 31, 2005, the Company issued a total of 1,954,546 shares of its common stock to two investors in exchange for investment totaling $215,000, resulting in an effective share price of $0.11 for the shares sold. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

         In addition, the Company issued 7,954,545 shares of its common stock in fulfillment of a subscription entered into before the period in question. The share price of this second issuance was $0.04. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).


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

                                                    MERA PHARMACEUTICALS, INC.

Dated:  March 21, 2005                         By: /S/ DANIEL P. BEHARRY
                                                   ---------------------------

                                            Daniel P. Beharry
                                            Chief Executive Officer