Form 10QSB
period 2005-04-30
MERA PHARMACEUTICALS INC
filed 2005-06-20
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)
      [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005
                                       Or
      [ ]   Transition Report Under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                       COMMISSION FILE NUMBER: 333-107716
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

454,576,411 shares of $0.0001 par value common stock outstanding as of April 30, 2005 80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2005 974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2005

================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2005

                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                    Condensed Balance Sheet                                   3

                    Condensed Statements of Operations                        4

                    Condensed Statements of Cash Flows                        5

                    Notes to Condensed Financial Statements                   6

         Item 2:  Management's Plan of Operation

                    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       7

         Item 3.  Controls and Procedures                                     9

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                           9

         Item 2:  Changes In Securities                                      10

         Item 3.  Defaults Upon Senior Securities                            10

         Item 4:  Submission of Matters to a Vote of Security Holders        10

         Item 5:  Other Information                                          11

         Item 6:  Exhibits and Reports on Form 8-K                           11

         Signature                                                           11

         Certifications                                                      12

                           Mera Pharmaceuticals, Inc.
                             Condensed Balance Sheet

                                                                      April 30,
                                                                        2005
                                                                    -----------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $    57,115
    Accounts receivable, net                                             20,091
    Inventories                                                         324,032
    Prepaid expenses and other current assets                            79,186
                                                                    -----------
Total current assets                                                    480,424

Plant and equipment, net                                              2,697,613
Other assets, net of accumulated amortization of $24,960                 37,440
                                                                    -----------

Total Assets                                                        $ 3,215,477
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses and customer credits         $   254,424
    Notes payable - related parties                                      41,936
    Other current liabilities                                            10,790
                                                                    -----------
Total Current Liabilities                                               307,150
                                                                    -----------

Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 10,000
       shares authorized, 80 Series A shares issued and
       outstanding and 974 Series B shares issued and
       outstanding                                                            2
    Common stock, $.0001 par value: 500,000,000 shares
       authorized, 454,576,411 shares issued and outstanding             45,458
    Additional paid-in capital                                        7,183,296
    Accumulated deficit                                              (4,320,429)
                                                                    -----------
Total stockholders' equity                                            2,908,327
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,215,477
                                                                    ===========

             See the accompanying notes to the financial statements

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Operations

                                                       Three Months     Three Months      Six Months       Six Months
                                                          Ended            Ended            Ended            Ended
                                                         April 30,        April 30,        April 30,        April 30,
                                                           2005             2004             2005             2004
                                                      ----------------------------------------------------------------
                                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                                             $     108,706    $     161,999    $     241,047    $     430,573
Cost of goods sold                                           68,076           50,911          158,465          148,567
                                                      ----------------------------------------------------------------
GROSS PROFIT                                                 40,630          111,088           82,582          282,006
                                                      ----------------------------------------------------------------
Operating Expenses
      Selling and administrative expenses                   164,549          170,530          296,546          392,996
      Cost of subcontract services                           37,873           89,605          112,620          186,615
      Research and development costs                         23,243           28,855           44,815           36,108
      Depreciation and amortization                          50,914           28,095           88,674           71,633
      Provision for excess inventory                             --               --           25,000               --
                                                      ----------------------------------------------------------------
   Total operating expenses                                 276,579          317,085          567,655          687,352
                                                      ----------------------------------------------------------------
Operating loss                                             (235,949)        (205,997)        (485,073)        (405,346)

Other income (expense)
      Other income                                               --          301,655               --          306,587
      Interest expense                                         (129)          (4,520)            (901)         (13,993)
                                                      ----------------------------------------------------------------
   Total other income (expense)                                (129)         297,135             (901)         292,594
                                                      ----------------------------------------------------------------
Net income (loss) before extraordinary item                (236,078)          91,138         (485,974)        (112,752)

Gain on discharge of debt                                        --               --               --           12,880
                                                      ----------------------------------------------------------------
Net income (loss) before provision for income taxes        (236,078)          91,138         (485,974)         (99,872)

Provision for income taxes                                       --               --               --               --
Refundable tax credit                                         1,555            2,641            3,305            5,162
                                                      ----------------------------------------------------------------
NET INCOME (LOSS)                                     $    (234,523)   $      93,779    $    (482,669)   $     (94,710)
                                                      ================================================================
Net income (loss) per common share                    $     (0.0005)   $      0.0002    $     (0.0011)   $     (0.0002)
                                                      ================================================================
Weighted Average Shares Outstanding                     442,783,332      425,144,736      436,579,495      421,894,601
                                                      ================================================================

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Cash Flows

                                                          Six Months      Six Months
                                                            Ended           Ended
                                                           April 30,       April 30,
                                                             2005            2004
                                                         ----------------------------
                                                          (Unaudited)     (Unaudited)
Cash Flows from Operating Activities
     Net Income (loss)                                   $   (482,669)   $    (94,710)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
            Depreciation and amortization expense             126,979         143,097
            Expenses paid with common stock                    14,992              --
            Gain on discharge of debt                              --         (12,880)
     Changes in current assets and liabilities:
            Accounts receivable                                   (46)          8,027
            Inventories                                        25,000         (62,495)
            Prepaid expenses and other current assets         (37,202)        (37,496)
            Accounts payable, accrued expenses, and
            customer credits                                   28,017        (757,617)
            Deferred revenue                                       --         (75,704)
                                                         ----------------------------
  Net Cash Used in Operating Activities                      (324,929)       (889,778)
                                                         ----------------------------
Cash flows from Investing Activities
     Purchase of fixed assets                                      --          (9,424)
                                                         ----------------------------
  Net Cash Used in Investing Activities                            --          (9,424)
                                                         ----------------------------
Cash flows From Financing Activities
     Proceeds from issuance of stock                          397,643       2,145,000
     Payment of notes payable                                 (20,000)       (794,996)
                                                         ----------------------------
  Net Cash Provided by Financing Activities                   377,643       1,350,004
                                                         ----------------------------
Net increase in cash and cash equivalents                      52,714         450,802
Cash and cash equivalents - beginning of period                 4,401           1,149
                                                         ----------------------------
Cash and cash equivalents - end of period                $     57,115    $    451,951
                                                         ============================
Non-Cash Investing and Financing Activities
     Conversion of accounts payable to common stock      $     19,576    $         --
                                                         ============================
Supplemental Cash Flow Information
     Interst Paid                                        $         --    $         --
                                                         ============================
     Taxes Paid                                          $         --    $         --
                                                         ============================

                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

1. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2004, included in Form 10-KSB filed with the Securities and Exchange Commission

      The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to depreciation and amortization calculations: asset impairments(including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

      RECLASSIFICATIONS - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

2. STOCK ISSUED FOR SERVICES

      The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable. During the three months ended April 30, 2005 the Company issued 700,000 shares of common stock to unrelated parties in exchange for consulting services. At the date of issue, such stock was valued at $0.01 per share, and a corresponding expense was recognized at that value. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). No underwriters were involved in this transaction, and no commissions were paid to any party in connection with it.

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

      Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2005 we had an accumulated deficit of $4,320,429. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

      We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons, diversifying our customer base and expanding revenue sources, e.g., by performing other contract services and increasing efforts to sell raw materials to other product formulators. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

RESULTS OF OPERATIONS

      REVENUES. During the quarter ended April 30, 2005, as compared to the equivalent period in 2004, revenues decreased from $161,999 to $108,706, a decrease of $53,293, or about 33%.

      This decline in sales revenue was the result of several factors. A large portion of the Company's sales are made in the retail sales channel. These sales result from large orders placed by wholesale distributors, which in turn supply the demand at the retail outlet level. The timing of such orders, which may occur less often than every quarter, can significantly affect the revenues that are recognized (or not recognized) in any given quarter. Our direct sales to end users of our products increased slightly, the result of our continuing efforts to emphasize these higher-margin sales. A portion of our revenues for the current quarter were derived from the sale of raw materials through our broker, a positive indication that this channel will be able to generate a meaningful revenue stream in the future.

      The contract research that we have been engaged in for the Department of Energy came to an end during our second quarter, which resulted in a decrease in revenue from that source compared to the second quarter of 2004. We have entered into one agreement and are engaged in discussion with regard to others that will, if they proceed, provide a replacement for this revenue source.

      After adjustment for those factors, the company's sales of its core products during the first quarter of 2005 relative to the same quarter the prior year did not change significantly.

      The degree of quarter-to-quarter fluctuation in revenues derived from product sales will continue until the number of retail outlets and the overall rate of sales of the Company's products increase, though some fluctuation in revenues from this source will always exist.

      COST OF SALES. Cost of goods sold was $68,076 as compared to $50,911 for the quarters ended April 30, 2005 and 2004, respectively. The higher cost of goods results in part from the fact that a larger percentage of revenues was derived from sales of raw materials, which have a lower margin, than in the same quarter for 2004.

      Gross margins on the sales of products was approximately 21%, a reflection in part that a portion of product revenues was from raw materials sales, which carry lower margins than finished product.

      Cost of subcontract services includes costs associated with our U.S. Department of Energy project. During the quarters ended April 30, 2005 and 2004, the cost of contract services was $37,873 and $89,605, respectively. This decrease of $51,732, or 58%, was primarily due to the decrease in number of personnel performing work on this project as a result of shifting those personnel to production responsibilities and a winding down of that project as it nears completion.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development. Research and development costs for the quarter ended April 30, 2005 were $23,243 as compared to $28,855 for the quarter ended April 30, 2004. The decrease of $5,612, or 19%, was related to a decrease in general research activities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the second quarter of fiscal year 2005 were $164,549 compared to $170,530 for the same period in 2004. This decrease of $5,981, or 3.5%, resulted from the Company's reduction in salary costs, offset by increases in other categories.

      INTEREST EXPENSE. For the quarters ended April 30, 2005 versus April 30, 2004, interest expense was $129 and $4,520. This decrease was due to a lower level of borrowing by the Company during the second quarter of 2005 compared to the second quarter of 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      In March 2005 the Company issued a total of 700,000 shares of common stock to consultants in compensation for their services. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

      In March 2005 the Company issued 2,614,370 shares of its common stock to Aquasearch Investment Partners, a general partnership, in exchange for cancellation of a debt in the amount of $26,143 owed to it under a factoring agreement previously entered into, or an effective price of $0.01 per share. Gregory F. Kowal, the chairman of the Company's board of directors, is a general partner of Aquasearch Investment Partners. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 400,000 shares of stock to Anthony E. Applebaum, the Company's principal accounting and financial officer, in exchange for his forgiveness of the amount of $4,000 owed to him for services rendered, or an effective per share price of $0.01. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 87,298, 1,354,028 and 1,582,771 to
Gregory F. Kowal, Daniel P. Beharry and Kenneth Crowder, respectively, in exchange for their forgiveness of debts in the amount of $872, $13,540 and $15,827 owed to them by the Company for expenses incurred by them on the Company's behalf. The effective per share price of these issuances was $0.01 per share. Messrs. Kowal, Beharry and Crowder are all members of Mera's board of directors. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 10,000,000 shares of its common stock to an investor in exchange for investment of $100,000, a per share price of $0.01 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March and April 2005 the Company issued 6,810,770 shares to Gregory F. Kowal, the chairman of the Company's board of directors, in exchange for total investment of $68,107, a per share price of $0.01. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

Proceeds from all of the foregoing sales of securities were used as general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Beginning March 16, 2005, the Company sought written consent from shareholders as to two matters. One matter was to permit the amendment of the Company's certificate of incorporation to increase the authorized common stock from 500,000,000 shares to 750,000,000 shares. The other was to obtain shareholder approval of an employee stock option plan approved by the board of directors on November 7, 2004. Both proposals required a majority vote of the issued and outstanding stock of the Company to pass. A total of 228,440,634 shares were voted in favor, resulting in passage of both matters. The Company's certificate of incorporation has not yet been amended to reflect the increase in authorized stock.

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

                                             MERA PHARMACEUTICALS, INC.


Dated:  June 18, 2005                        By: /s/ Daniel P. Beharry
                                                 ---------------------------
                                                 Daniel P. Beharry
                                                 Chief Executive Officer