Form 10QSB
period 2005-07-31
MERA PHARMACEUTICALS INC
filed 2005-09-19
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
                                       Or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

469,576,411 shares of $0.0001 par value common stock outstanding as of July 31, 2005 80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2005 974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2005

================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2005

                                    CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements

                      Condensed Balance Sheet                                 3

                      Condensed Statements of Operations                      4

                      Condensed Statements of Cash Flows                      5

                      Notes to Condensed Financial Statements                 6

         Item 2:  Management's Plan of Operation

                      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     7

         Item 3.  Controls and Procedures                                     9

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                           9

         Item 2:  Changes In Securities                                       9

         Item 3.  Defaults Upon Senior Securities                             9

         Item 4:  Submission of Matters to a Vote of Security Holders         9

         Item 5:  Other Information                                          10

         Item 6:  Exhibits and Reports on Form 8-K                           10

         Signature                                                           10

         Certifications                                                      11



                           MERA PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                            July 31,
                                                                              2005
                                                                          -----------
                                                                          (Unaudited)
    ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                         $    20,466
        Accounts receivable, net                                               18,913
        Inventories, net of provision for excess inventory of $483,000        324,073
        Prepaid expenses and other current assets                              35,094
                                                                          -----------

  TOTAL CURRENT ASSETS                                                        398,546
                                                                          -----------

PROPERTY, PLANT, AND EQUIPMENT, NET                                         2,634,497
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $28,080                       34,320
                                                                          -----------

TOTAL ASSETS                                                              $ 3,067,363
                                                                          ===========

             LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable, accrued expenses and customer credits           $   194,044
        Notes payable - related party                                          45,015
                                                                          -----------

  TOTAL CURRENT LIABILITIES                                                   239,059
                                                                          -----------

SHAREHOLDERS' EQUITY
        Convertible preffered stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and
             974 Series B shares issued and outstanding                             2
        Common stock, $.0001 par value:  500,000,000 shares authorized,
             469,576,411 shares issued and outstanding                         46,958
        Additional paid-in capital                                          7,331,796
        Accumulated deficit                                                (4,550,452)
                                                                          -----------

  TOTAL SHAREHOLDERS' EQUITY                                                2,828,304
                                                                          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 3,067,363
                                                                          ===========

   The accompanying notes are an integral part of these financial statements

             MERA PHARMACEUTICALS, INC.
         CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months     Three Months      Nine Months      Nine Months
                                                    Ended            Ended            Ended            Ended
                                                   July 31,         July 31,         July 31,         July 31,
                                                     2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                                       $     116,592    $     120,812    $     357,639    $     557,573
Cost of goods sold                                     75,050           30,086          233,815          178,463
                                                -------------    -------------    -------------    -------------
GROSS PROFIT                                           41,542           90,726          123,824          379,110
                                                -------------    -------------    -------------    -------------
Operating Expenses
      Selling and administrative expenses             126,804          276,742          423,350          676,279
      Cost of subcontract services                      9,993           74,757          122,613          260,735
      Research and development costs                   76,152           44,765          120,867           80,609
      Depreciation and amortization                    66,236           45,315          154,910          116,948
      Provision for excess inventory                       --          640,000           25,000          640,000
                                                -------------    -------------    -------------    -------------
  Total operating expenses                            279,185        1,081,579          846,740        1,774,571
                                                -------------    -------------    -------------    -------------
Operating loss                                       (237,643)        (990,853)        (722,916)      (1,395,461)
Other income (expense)
      Interest income                                     552               --              552               --
      Other income                                         --               --               --          306,587
      Interest expense                                   (457)              --           (1,357)         (13,993)
                                                -------------    -------------    -------------    -------------
  Total other income (expense)                             95               --             (805)         292,594
                                                -------------    -------------    -------------    -------------
Net income (loss) before extraordinary item          (237,548)        (990,853)        (723,721)      (1,102,867)
Gain on discharge of debt                                  --               --           12,880
                                                -------------    -------------    -------------    -------------
Net income (loss) before tax provision               (237,548)        (990,853)        (723,721)      (1,089,987)
Provision for income taxes                               (518)          (1,500)            (518)          (2,300)
Refundable tax credit                                   8,243           20,159           11,548           25,321
                                                -------------    -------------    -------------    -------------
NET INCOME (LOSS)                               $    (229,823)   $    (972,194)   $    (712,691)   $  (1,066,966)
Net income (loss) per common share              $     (0.0005)   $     (0.0024)   $     (0.0016)   $     (0.0026)
                                                =============    =============    =============    =============
Weighted Average Shares Outstanding               469,576,411      411,144,736      447,578,467      418,311,313
                                                =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements

                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Nine Months      Nine Months
                                                                            Ended            Ended
                                                                           July 31,         July 31,
                                                                             2005             2004
                                                                        -------------    -------------
                                                                         (Unaudited)      (Unaudited)
Cash Flows from Operating Activities
      Net Income (loss)                                                 $    (712,691)   $  (1,066,966)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
             Accumulated depreciation and amortization                        193,215          211,355
             Expenses paid wih common stock                                    14,992               --
      Changes in current assets and liabilities:
             Accounts receivable                                                1,131           30,573
             Inventories                                                       24,959          577,505
             Prepaid expenses and other current assets                          6,891          (18,748)
             Accounts payable, accrued expenses, and customer credits         (29,285)        (836,940)
             Deferred revenue                                                 (10,790)         (75,704)
                                                                        -------------    -------------
  Net Cash Used in Operating Activities                                      (511,578)      (1,178,925)
                                                                        -------------    -------------
Cash flows from Investing Activities
      Purchase of fixed assets                                                     --          (17,144)
                                                                        -------------    -------------
  Net Cash Used in Investing Activities                                            --          (17,144)
                                                                        -------------    -------------
Cash flows From Financing Activities
      Proceeds from issuance of stock                                         547,643        2,145,040
      Payment of notes payable                                                (20,000)        (894,996)
                                                                        -------------    -------------
  Net Cash Provided by Financing Activities                                   527,643        1,250,044
                                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents                           16,065           53,975

Cash and cash equivalents - beginning of period                                 4,401            1,149
                                                                        -------------    -------------
Cash and cash equivalents - end of period                               $      20,466    $      55,124
                                                                        =============    =============

The accompanying notes are an integral part of these financial statements

                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

1. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2004, included in Form 10-KSB filed with the Securities and Exchange Commission

      The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of managements estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments(including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

      Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2005 we had an accumulated deficit of $4,550,452. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

      REVENUES. During the quarter ended July 31, 2005, as compared to the equivalent period in 2004, revenues from product sales increased to $103,000 from $81,000, or about 27.5%. Overall revenues decreased slightly, from $120,812 to $116,592, a decrease of $4,000, or about 3%. This slight decrease in total revenues, despite the increase in product revenues, is due primarily to the fact that the contract research that we have been engaged in for the Department of Energy came to an end during our second quarter. Only minimal revenues from this source were booked for the third quarter of 2005 relative to the third quarter of 2004. The company anticipates commencing additional contract research activities in the near future to replace the revenue from the Department of Energy grant.

      COST OF SALES. Cost of goods sold was $75,000 as compared to $30,000 for the quarters ended July 31, 2005 and 2004, respectively. The increased cost of goods results from the fact that in the past the Company has capitalized certain production costs which it is now expensing. Consistent with that, gross margins on the sales of products were approximately 27% for the quarter ended July 31, 2005 as compared to 63% for the quarter ended July 31, 2004.

      Cost of subcontract services includes costs associated with our U.S. Department of Energy project. During the quarters ended July 31, 2005 and 2004, the cost of contract services was $9,993 and $74,757, respectively. This decrease was due to the fact that the Department of Energy research grant ended during the second quarter of 2005.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and expenses related to product development. Research and development costs for the quarter ended July 31, 2005 were $76,152 as compared to $44,765 for the quarter ended July 31, 2004. The increase of approximately $30,000 was the result of shifting personnel to general research activities following the end of the Department of Energy grant work.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, fees for professional services and promotional and marketing expenses. Selling, general and administrative expenses for the third quarter of fiscal year 2005 were $126,804 compared to $276,742 for the same period in 2004. This decrease of approximately $150,000, or 54%, resulted from the Company's continuing reduction in salary costs.

      INTEREST EXPENSE. For the quarters ended July 31, 2005 versus July 31, 2004, interest expense was $457 and $0.00. This increase was due to a slightly higher level of borrowing by the Company during the third quarter of 2005 compared to the third quarter of 2004, as well as an agreement with a creditor to halt interest accrual on a note.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      In May 2005 the Company issued a total of 15,000,000 shares of common stock to private investors . These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In August 2005 the Company repurchased a total of 11,884,800 shares of its common stock for total consideration of $118.80 pursuant to a stock repurchase agreement.

Proceeds from the sales of securities were used as general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Beginning March 16, 2005, the Company sought written consent from shareholders as to two matters. One matter was to permit the amendment of the Company's certificate of incorporation to increase the authorized common stock from 500,000,000 shares to 750,000,000 shares. The other was to obtain shareholder approval of an employee stock option plan approved by the board of directors on November 7, 2004. Both proposals required a majority vote of the issued and outstanding stock of the Company to pass. The votes needed for approval of both measures were received during May 2005. Company's certificate of incorporation has not yet been amended to reflect the increase in authorized stock.

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

                                            MERA PHARMACEUTICALS, INC.


Dated: September 19, 2005                   By: /s/ Daniel P. Beharry
                                                ----------------------
                                            Daniel P. Beharry
                                            Chief Executive Officer