Form 10KSB
period 2005-10-31
MERA PHARMACEUTICALS INC
filed 2006-02-14
CIK 837490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2005

                        Commission file number 333-107716

                               ------------------
                           MERA PHARMACEUTICALS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                               ------------------

            DELAWARE                                           04-3683628
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110, KAILUA-KONA, HAWAII      96740
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number (808) 326-9301

Securities registered under Section 12(g) of the Exchange Act:  NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ( )

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

================================================================================

              MERA PHARMACEUTICALS, INC. (the "Company" or "Mera")

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Mera Pharmaceuticals' revenues for its most recent fiscal year: $387,972.

      The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of January 27, 2006, is $5,952,835.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [X] Yes [ ] No

      The number of shares outstanding of common equity, as of October 31, 2005, was 467,637,161 shares of Common Stock, $0.0001 par value.

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

In addition to the development and production of our own products, the Company is also actively seeking research collaborations with other enterprises to demonstrate the economic feasibility of producing valuable substances that they have identified in microalgae. We engaged in such a collaboration during 2005 with a biopharmaceutical company that has technology that enables it to produce human proteins in algae. Other such collaborations will be sought to expand the applications of Mera's technology. We will also explore licensing opportunities for the technology where that makes economic sense.

RATIONALE FOR MICROALGAE AS A SOURCE OF COMMERCIAL PRODUCTS

Microalgae represent approximately half of all plant species. Many of their characteristics make them attractive for commercial production.

      1)    UNTAPPED RESOURCE

            o     Fewer than 5,000 out of the estimated total of 30,000 species are believed to have been cultivated in the laboratory
            o     Fewer than 1,000 species are believed to have been carefully investigated for new substances
            o     Fewer than 10 species have been cultivated at commercial scale

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

We began sales of ASTAFACTOR(R) in Hawaii on March 30, 2000, and Longs Drugs agreed to expand our distribution to San Diego County in the fall of 2001. We continued to expand our retail distribution, first into Longs Drugs system wide, and then into approximately 1200 Sav-On and Osco drug stores. However, our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. For that reason, the Company has returned its focus to the Hawaiian market, which offers sufficient revenue potential to support the cost of broader domestic retail distribution. We are also devoting greater energy to international markets, which our information indicates are generally much more receptive to these kinds of products. We are also increasing our emphasis on private label sales. This distribution channel offers lower margins than branded product sales, but it does not involve advertising and marketing expenses, which are born by the private label seller. As a result, this channel can contribute meaningfully to profitability. The Company has also begun to pursue the sale of raw materials, the extract and beadlet forms of astaxanthin, to end users that incorporate these materials into products that they make and distribute.

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

We began marketing SALMONESSENTIALS(TM) near the middle of fiscal year 2004, launching the product initially through our Hawaiian retail distribution system. We have also made SALMONESSENTIALS(TM) available through our web site. The Company is currently contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

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

(4) PHARMACEUTICAL DRUG DISCOVERY

The Company has always appreciated the potential to discover pharmaceuticals that are based on bioactive compounds produced by aquatic plants. However, we are not currently engaged in any drug discovery activity, and we do not anticipate doing so during fiscal year 2006. We do remain open to collaborations with other companies that may wish to develop products using our patented technology, and we have had such discussions with a number of parties. We engaged in one such collaboration during the last calendar quarter of 2005.

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

            Another element in our strategy to build revenues is to increase our level of sales of unbranded product, either in the form of raw materials or to private label sellers. We have identified ways to increase our production capacity so that the added revenues from these additional sources will contribute significantly to revenue and the potential to achieve profitability. We have also retained a broker to help us achieve sales of raw materials to nutritional supplement formulators.

            Additionally, the Company expects to continue research activities to identify and optimize additional microalgae nutraceutical products. We will also utilize the learning gained as a key subcontractor in a $2.4 million U.S. Department of Energy project to accelerate product development.

      2) CONTINUALLY IMPROVE AND ENHANCE OUR CORE PLATFORM TECHNOLOGY. Our MGM technology led to the production of the first new commercial product derived from photosynthetic microalgae in over 25 years. We believe that our proprietary technologies and processes provide us with a significant competitive advantage over other known microalgae cultivation technologies. To the extent available, we intend to devote meaningful resources to continue to improve our underlying technology and our automated process control systems to increase product quality, yield and productivity per employee.

      3) EXPAND STRATEGIC ALLIANCES. We intend to develop relationships with other companies who have products that will benefit from utilizing our technology under license. We believe that there is significant potential revenue associated with the licensing of our technology to other companies or in performing contract work for them utilizing our facilities or expanded facilities if justified.

MANUFACTURING

Our Kona facility has sufficient capacity to meet our current demand for product. However, we have recently completed negotiations with our landlord that will enable us to increase our production capacity by a factor of two, if needed. We have also engaged in an optimization effort that will enable us to produce greater amounts of product from the same land area. Still further capacity is available from cycle time reductions that can be achieved with modest capital investment. This ability to expand our production is sufficient to meet our projected needs for the foreseeable future. However, further expansion of the Kona facility is feasible, if demand for our products justifies doing so.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last two fiscal years, the Company has spent approximately $279,888 on research and development activities, none of which was borne directly by our customers.

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

PATENTS. We have been awarded or have filed applications for roughly a dozen patents relating to various processes, including, but not limited to, the process and apparatus for the production of photosynthetic microbes and the method of control of microorganism growth processes. These patents are active in the United States and potentially other countries. The original duration of these patents varied from fifteen to twenty years from the date of filing or issuance, and the Company's current patents will be active for five to nine years, provided the maintenance fees associated with such patents are timely paid. The Company reassesses the value of each patent it holds at the time maintenance fees are due, and in cases where maintaining a patent is judged to be of no significant strategic value, we do not renew the patent.

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

TRADEMARKS AND SERVICE MARKS. The following trademarks and service marks have been registered or are claimed marks that the Company has not registered but as to which it believes it has established a common law right of use and as to which it has no information to the contrary. The registered trademark on ASTAFACTOR(R) is valid through March 2012, and the following other claimed marks that the Company believes it has established a common law right of use are valid for the standard period of duration, as provided in applicable common law:

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

EMPLOYEES. As of October 31, 2005, the Company hadfive (5) full-time employees. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

We currently occupy this facility on a month-to-month basis, but we have reached agreement on a long-term lease that requires finalizing and execution.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to matters to a vote of security holders during the fourth quarter of our 2005 fiscal year.

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

PERIOD                               HIGH BID                     LOW BID
----------------                     --------                     -------
FISCAL 2003
  First Quarter                      $0.08                        $0.03
  Second Quarter                     $0.05                        $0.03
  Third Quarter                      $0.10                        $0.05
  Fourth Quarter                     $0.10                        $0.04

FISCAL 2004
  First Quarter                      $0.05                        $0.03
  Second Quarter                     $0.035                       $0.029
  Third Quarter                      $0.032                       $0.023
  Fourth Quarter                     $0.03                        $0.016

FISCAL 2005
  First Quarter                      $0.01                        $0.02
  Second Quarter                     $0.011                       $0.015
  Third Quarter                      $0.012                       $0.04
  Fourth Quarter                     $0.035                       $0.012

As of October 31, 2005, we had approximately 780 record holders of our 467,637,161 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately 48,500,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2005, 35,390,492 of the options had vested, and 60,750 had been exercised.

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

In December 2004 the Company issued 7,954,545 shares of its common stock at a price of $0.04 per share to a limited liability company in fulfillment of an earlier subscription to purchase stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

      In March 2005 the Company issued a total of 700,000 shares of common stock to consultants in compensation for their services. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

      In March 2005 the Company issued 2,614,370 shares of its common stock to Aquasearch Investment Partners, a general partnership, in exchange for cancellation of a debt in the amount of $26,143.70 owed to it under a factoring agreement previously entered into, or an effective price of $0.01 per share. Gregory F. Kowal, the chairman of the Company's board of directors, is a general partner of Aquasearch Investment Partners. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 400,000 shares of stock to Anthony E. Applebaum, the Company's principal accounting and financial officer, in exchange for his forgiveness of the amount of $4,000 owed to him for services rendered, or an effective per share price of $0.01. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 87,298, 1,354,028 and 1,582,771 to
Gregory F. Kowal, Daniel P. Beharry and Kenneth Crowder, respectively, in exchange for their forgiveness of debts in the amount of $872.98, $13,540.28 and $15,827.71 owed to them by the Company for expenses incurred by them on the Company's behalf. The effective per share price of these issuances was $0.01 per share. Messrs. Kowal, Beharry and Crowder are all members of Mera's board of directors. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 10,000,000 shares of its common stock to an investor in exchange for investment of $100,000, a per share price of $0.01 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March and April 2005 the Company issued 6,810,770 shares to a director in exchange for total investment of $68,107.70, a per share price of $0.01. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In September and October 2005, the Company issued promissory notes to a director of the Company in the amount of $10,000 in exchange for loans totaling that amount made by the director to the Company for use as working capital.

      In September and October 2005, the Company issued promissory notes to a director of the Company in the amount of $25,400 in exchange for loans totaling that amount made by the director to the Company for use as working capital.

      In December 2005 the Company issued 11,538,462 shares of common stock to investors in exchange for total investment of $150,000, a per share price of $0.013. This issuance was exempt from registration under the securities act of 1933, as amended, pursuant to Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2005, we had an accumulated deficit of $5,143,465. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the 2006 fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

        RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
               COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2004

      REVENUES. During the years ended October 31, 2005 and 2004, product sales totaled $289,000 and $672,000, respectively. During fiscal 2005, these sales were generated principally through through direct sales, with a portion being attributed to international distribution of our products and some sales of raw materials. $200,000 of the product revenue for 2004 resulted from the elimination of an entry for deferred revenue that we had carried previously. That adjustment was based on a determination that the Company would not be required to deliver additional product in order to recognize that revenue. After adjustment for the deferred revenue entry, product revenue decreased year-over-year by about 39%. This decrease is attributed to a decline in orders placed by our wholesale distributor.

      We earned revenues of $99,000 and $181,000 for the years ended October 31, 2005 and 2004, respectively, from contract work. The majority of this revenue came from a subcontract for work on a U.S. Department of Energy ("DOE") project, which ended part way through the year. The Company began performing additional contract work in the second half of 2005, which continued into the first quarter of 2006 and may continue beyond that date.

      Royalty revenues for the years ended October 31, 2005 and 2004 were $0 and $56,000, respectively. Royalty revenues included amounts received from another company based on sales of its products. The royalties ended during the first quarter of 2004.

      EXPENSES. Overall operating expenses were $1,701,370 in 2005 compared with $2,270,000 in fiscal 2004, a decline of 25%. This reduction resulted principally from continuing efforts to control costs.

      COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R) and SALMONESSENTIALS, as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to the decrease in product revenues discussed above, to $297,186 in 2004 versus $675,000 in 2004.

      COST OF CONTRACT SERVICES. Cost of contract services includes costs associated with the U.S. Department of Energy project and other contract work that the Company performs. During the years ended October 31, 2005 and 2004, the cost of contract services was $122,613 and $330,000 respectively. The changes in costs under this category relate to changes in the number of personnel assigned to perform contract work for the Company at various times and the period of time for which that work was performed.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2005 were $169,000 as compared to $111,000 for 2004. The increase in costs in fiscal year 2005 resulted from a shifting of resources to various product development activities that the Company engaged in during 2005.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the fiscal year 2005 were $534,000 versus $673,000 in 2004, a decline of about 21%. This decrease was due to the company's continuing efforts to control overhead costs.

      INTEREST EXPENSE. For the years ended October 31, 2005 and 2004, interest expense was $10,000 and $14,000, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt.

      PROVISION FOR EXCESS AND OBSOLETE INVENTORY. During fiscal 2004, the Company began to carry a new expense item, a provision for excess and obsolete inventory totaling $323,000. This item reflects the possibility that the Company may not be able to sell all of its current inventory if it does not appreciably increase its rate of product sales. That provision was increased to $349,000 for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2005 and 2004, we raised approximately $560,000 and $1.3 million, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

      During fiscal 2005, cash used in operating activities was approximately $567,000 compared with $1.25 million for fiscal 2004. The decrease in cash used resulted from conducting production operations at a decreased level and the continued efforts to reduce overall costs.

      Subsequent to the end of fiscal year 2005, the Company received additional equity investment of $150,000 in a private offering.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2005 we had an accumulated deficit of $5,143,465 Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2006. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

As of October 31, 2005, our current directors and executive officers, as a group, beneficially owned approximately 20% of the approximately 467,637,161 shares of our common stock outstanding as of October 31, 2005. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of January 27, 2006 we had 479,175,623 shares of common stock outstanding. Of these shares, approximately 350,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

ITEM 7. FINANCIAL STATEMENTS

      Audited balance sheet as of October 31, 2005 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2005 and 2004, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting and financial disclosure during fiscal 2005 or 2004.

ITEM 8A. CONTROLS AND PROCEDURES. Items 307 and 308 of Regulation S-B.

      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Mera Pharmaceuticals required to be included in our reports filed or submitted under the Exchange Act.

      Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME                            AGE    POSITION
--------------------------------------------------------------------------------
Daniel P. Beharry.........      53     Chief Executive Officer (1), Secretary
                                       and Director
Kenneth Crowder...........      67     Director
Gregory F. Kowal .........      57     Director (2)
Laurence Sombardier             37     Vice-President and General Manager of the
                                       Operations and Production Facility
Miguel Olaizola, PhD .....      43     Research Manager

(1) As of January 3, 2006, Mr. Beharry relinquished responsibilities as chief executive officer and assumed the role of president of the Company's Research and Development Division. He retained his responsibilities as secretary and director.

(2) As of January 3, 2006, Mr. Kowal assumed the role of the Company's chief executive officer in addition to his role as chairman of the board of directors.

GREGORY F. KOWAL, CHIEF EXECUTIVE OFFICER AND DIRECTOR, has served as a director of our Company since June 2002. He assumed the role of CEO on January 3, 2006. Mr. Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset management and is on the financial advisory board of Concordia Financial, a California truck leasing servicing firm. He was also President of Hawaii Tsunami Pro Soccer Incorporated. Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration at Roosevelt included management and finance.

DANIEL BEHARRY, SECRETARY AND DIRECTOR, has served as a director of our company since June 2002. He stepped down as Chief Executive Officer on January 3, 2006, having served in that position since July 2003. He continues as the Company's secretary and as President of our Research and Development Division. He received his undergraduate degree from Yale College and his law degree from the University of Southern California. After 17 years in private legal practice, Mr. Beharry joined the legal and management staff of Caradon Inc. (now Novar, Inc.), the North American corporate headquarters of Caradon (now Novar) plc, a $3 billion per year British industrial and building materials conglomerate. His responsibilities at Caradon included implementation of a quality improvement process in more than 30 North American operations. Mr. Beharry began working on development stage companies in 1997, and he participated in the founding of medibuy, Inc. in 1998, and numerous other businesses.

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

                                YEAR ENDED                     RESTRICTED STOCK
NAME AND PRINCIPAL POSITION     OCTOBER 31,       SALARY ($)      AWARD(S) ($)
---------------------------     -----------       ----------      ------------

Daniel P. Beharry, Chief           2005           $ 78,750            $ 0
Executive Officer                  2004           $118,450            $ 0
                                   2003           $115,250(1)         $ 0

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

OPTION GRANTS IN FISCAL 2005

The following options were granted to our executive officers during fiscal 2005:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

     (a)                        (b)                        (c)                    (d)                (e)
                                                  % of Total Options/SARs     Exercise or
                Number of Securities Underlying    Granted to Employees       Base Price
    Name            Options/SARs Granted (#)          in Fiscal Year         ($ per share)    Expiration Date
Daniel P.
Beharry, CEO               17,010,000                     35.10%                 $0.01        November 7, 2014

STOCK OPTIONS EXERCISED DURING FISCAL 2005

No stock options were exercised by the named executive officers of the Company during fiscal 2005.

FISCAL YEAR-END OPTION VALUES

The total value of Mr. Beharry's unexercised vested options as of October 31, 2005, was $78,671.25.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2005.

DIRECTOR COMPENSATION

Our directors do not receive compensation for services they provide as directors, although they are reimbursed their expenses for attendance at board meetings and those otherwise incurred in connection with their duties. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

Our outside directors, Messrs. Kowal and Crowder, were each granted options on December 2004 to purchase 5,000,000 shares of the Company's common stock in respect of their service as board members. The exercise price of those options was $0.01 per share. None of the options has been exercised.

EMPLOYMENT CONTRACTS

We currently do not have employment contracts with our named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of January 27, 2006 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

                                                                                         PERCENTAGE OF
                                                    NATURE OF                               SHARES
                                                   BENEFICIAL      NUMBER OF SHARES      BENEFICIALLY
DIRECTORS AND OFFICERS (1)                          OWNERSHIP     BENEFICIALLY OWNED       OWNED (1)
--------------------------                          ---------     ------------------       ---------
Kenneth Crowder
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740.......................     Direct          6,302,379(2)            1.35%

Daniel P. Beharry
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110        Direct and
Kailua-Kona, HI 96740 ..........................    Indirect        48,751,843(3)           10.43%


Gregory F. Kowal
First Honolulu Securities
900 Fort Street Mall, Suite 90                     Direct and
Honolulu, Hawaii  96813.........................    Indirect        40,067,541(4)            8.57%

All directors and executive officers as a group    Direct and
   (4 persons) .................................    Indirect                                20.34%

5% STOCKHOLDERS
---------------
Richard D. Propper, MD
625 Broadway, Suite 1111                           Direct and
San Diego, CA  92101 ...........................    Indirect        33,943,623               7.26%

(1) Applicable percentage of beneficial ownership is based on shares outstanding as of January 27, 2006. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

(2) This amount includes 3,125,000 shares that Mr. Crowder has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising stock options.

(3) This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly), plus 170,000 shares that Mr. Beharry has the right to acquire by exercising common stock warrants that he holds and 14,883,750 shares that Mr. Beharry has the right to acquire by exercising stock options within sixty days from the date of this report on Form 10-KSB.

(4) These shares held indirectly are in the name of Aquasearch Investment Partners, of which Mr. Kowal is a general partner. This figure also includes warrants to acquire 1,660,000 shares of common stock which were issued to Aquasearch Investment Partners and Gregory F. Kowal and 4,375,000 shares that Mr. Kowal has the right to acquire within sixty days of this report on Form 10-KSB by exercising stock options.

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

      In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and has the right to resell the inventory, and upon doing so is obligated to repay the partnership the price it paid for the inventory plus 10%. Revenue from the sale of the inventory to the partnership is deferred until such time as the Company resells the inventory. The Company satisfied the $26,143.70 remaining due on this obligation by the issuance of equity in March 2005.

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

      In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $17,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 85,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

      In November 2004 the Company issued a promissory note to a director of the Company, in consideration for a loan of $10,000 to the Company. As part of the compensation for the loan, the Company issued to the lender detachable warrants to purchase 50,000 shares of the Company's common stock at a price of $0.02 per share, which warrants have a term of five years. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2).

      In March 2005 the Company issued 2,614,370 shares of its common stock to Aquasearch Investment Partners, a general partnership, in exchange for cancellation of a debt in the amount of $26,143.70 owed to it under a factoring agreement previously entered into, or an effective price of $0.01 per share. Gregory F. Kowal, the chairman of the Company's board of directors, is a general partner of Aquasearch Investment Partners. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued 87,298, 1,354,028 and 1,582,771 to
Gregory F. Kowal, Daniel P. Beharry and Kenneth Crowder, respectively, in exchange for their forgiveness of debts in the amount of $872.98, $13,540.28 and $15,827.71 owed to them by the Company for expenses incurred by them on the Company's behalf. The effective per share price of these issuances was $0.01 per share. Messrs. Kowal, Beharry and Crowder are all members of Mera's board of directors. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March and April 2005 the Company issued 6,810,770 shares to a director in exchange for total investment of $68,107.70, a per share price of $0.01. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In September and October 2005, the Company issued promissory notes to a director of the Company in the amount of $10,000 in exchange for loans totaling that amount made by the director to the Company for use as working capital.

      In September and October 2005, the Company issued promissory notes to a director of the Company in the amount of $25,400 in exchange for oans totaling that amount made by the director to the Company for use as working capital.

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

31.1      Certification of the Chief Executive Officer pursuant to Rule 13a - 14
          (a) of the Securities Exchange Act of 1934
31.2      Certification of the Principal Accounting Officer pursuant to Rule
          13a - 14 (a) of the Securities Exchange Act of 1934
32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

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

32.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically)

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on January 6, 2006 describing a change in the organization of the Company and the appointment of Gregory F. Kowal as Chief Executive Officer and the appointment of Daniel P. Beharry as President of the Research and Development Division of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10--KSB and authorized this Form 10-KSB to be signed on its behalf by the undersigned, in the City of Honolulu, State of Hawaii, on February 13, 2006.

                                                MERA PHARMACEUTICALS, INC.


                                                /s/ Gregory F. Kowal
                                                --------------------------------
                                                Gregory F. Kowal
                                                Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE                     TITLE                         DATE


/s/ Gregory F. Kowal          Chief Executive Officer,      February 13, 2006
-----------------------       and Director


/s/ Anthony Applebaum         Principal Financial and       February 13, 2006
-----------------------       Accounting Officer
Anthony Applebaum


Kenneth Crowder               Director                      February 13, 2006


Daniel P. Beharry             Secretary and Director        February 13, 2006

                              FINANCIAL STATEMENTS

                           Mera Pharmaceuticals, Inc.

                                Table of Contents

Report of Registered Public Accounting Firm........................    F-2

Balance Sheet......................................................    F-3

Statements of Operations...........................................    F-4

Statements of Changes in Stockholders' Equity......................    F-5

Statements of Cash Flows ..........................................    F-6

Notes to Financial Statements......................................    F-7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mera Pharmaceuticals, Inc.

We have audited the c accompanying balance sheet of Mera Pharmaceuticals, Inc. as of October 31, 2005 and the related statements of operations, changes in shareholders' equity`, and cash flows for the years ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2005 and the results of its operations and its cash flows for the years then ended 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
January 19, 2006

                           MERA PHARMACEUTICALS, INC.
                                  Balance Sheet

                                                                 October 31,
                                                                     2005
                                                                 -----------
                            ASSETS
Current assets:
    Cash and cash equivalents                                    $       539
    Accounts receivable, net                                          20,360
    Inventories, net                                                      --
                                                                 -----------
Total current assets                                                  20,899

Plant and equipment, net                                           2,562,771
Other assets, net of accumulated amortization of $31,200              31,200
                                                                 -----------
Total Assets                                                     $ 2,614,870
                                                                 ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued liabilities and customer credits   $   301,654
    Notes payable - related parties                                   77,336
    Other current liabilities                                             --
                                                                 -----------
Total current liabilities                                            378,990

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.0001 par value, 10,000
          shares authorized, 80 Series A shares issued and
          outstanding and 974 Series B shares issued and
          outstanding                                                      2
    Common stock, $.0001 par value: 750,000,000
          shares authorized, 467,637,161 shares issued
          and outstanding                                             46,764
    Additional paid-in capital                                     7,332,579
    Accumulated deficit                                           (5,143,465)
                                                                 -----------
Total stockholders' equity                                         2,235,880
                                                                 -----------
Total Liabilities and Stockholders' Equity                       $ 2,614,870
                                                                 ===========

             See the accompanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                            Statements of Operations

                                                          ----------------    ----------------
                                                            Twelve Months      Twelve Months
                                                                Ended               Ended
                                                          October 31, 2005    October 31, 2004
                                                          ----------------    ----------------
Revenue
   Products                                               $        288,871    $        672,204
   Contract services                                                99,101             181,383
   Royalties                                                            --              56,026
                                                          ----------------    ----------------
Total Revenue                                                      387,972             909,613
                                                          ----------------    ----------------
Costs and Expenses
   Cost of products sold                                           297,186             675,399
   Cost of contract services                                       122,613             330,203
   Research and development costs                                  168,964             110,924
   General and administrative                                      533,778             672,750
   Depreciation                                                    217,276             135,032
   Amortization                                                     12,480              22,796
   Provision for excess and obsolete inventory                     349,073             323,000
                                                          ----------------    ----------------
Total costs and expenses                                         1,701,370           2,270,104
                                                          ----------------    ----------------
Operating loss                                                  (1,313,398)         (1,360,491)
Other income (expense):
   Interest income                                                     655                  --
   Other income                                                         --             227,535
   Interest expense                                                (10,194)            (13,993)
                                                          ----------------    ----------------
Total other income (expense)                                        (9,539)            213,542
                                                          ----------------    ----------------
Net loss before extraordinary items                             (1,322,937)         (1,146,949)
Gain on discharge of debt                                               --              12,880
                                                          ----------------    ----------------
Net loss before income tax provision                            (1,322,937)         (1,134,069)
Tax expense                                                             --                  --
Refundable tax credit                                               17,233              29,518
                                                          ----------------    ----------------
Net loss                                                  $     (1,305,704)   $     (1,104,551)
                                                          ================    ================
Loss per share - basic and diluted                                  (0.003)             (0.003)
Weighted average shares outstanding - basic and diluted        467,637,161         426,547,939

             See the accompanying notes to the financial statements

                        MERA PHARMACEUTICALS, INC.
               Statements of Changes in Stockholders' Equity

                                                            Stock
                                     ---------------------------------------------------
                                         Convertible Preferred             Common
                                         ---------------------             ------          Additional                  Stockholders'
                                     Series A  Series B                                      Paid-In     Accumulated      Equity
                                       Shares    Shares   Amount      Shares     Amount      Capital      (Deficit)      (Deficit)
                                     -----------------------------------------------------------------------------------------------
Balance at October 31, 2003                80       974      $ 2   405,643,926   $40,565    $4,675,262   $(2,733,210)   $ 1,982,619

Shares returned and cancelled from
  a former employee of the company
  at par value                                                     (12,209,000)   (1,221)        1,221                           --
Shares re-issued to a former
  employee of the company at
  par value                                                          5,341,437       534          (534)                          --
Issuance of common shares at $0.11
  per share                                                          2,590,909       259       284,741                      285,000
Issuance of common shares at $0.11
  per share                                                          8,955,356       896     1,109,104                    1,110,000
Issuance of common shares at $0.04
  per share                                                          7,954,545       795       749,205                      750,000
Shares issuable at $0.04 per share                                  10,795,455     1,080        (1,080)                          --
Cancellation of discount on notes
  payable in connection with
  warrant issuances                                                                            (82,564)                     (82,564)
Loss for the year ended
  Ocober 31, 2004                                                                                         (1,104,551)    (1,104,551)
                                     -----------------------------------------------------------------------------------------------

Balance at October 31, 2004                80       974      $ 2   429,072,628   $42,908    $6,735,355   $(3,837,761)   $ 2,940,504
                                     -----------------------------------------------------------------------------------------------

Issuance of common shares at $0.11
  per share                                                          1,954,546       195       214,805                      215,000
Issuance of common shares at $0.01
  per share                                                         38,549,237     3,855       381,637                      385,492
Stock option exercise at $0.01
  per share                                                             60,750         6           602                          608
Repurchase of stock at $0.00001
  per share                                                         (2,000,000)     (200)          180                          (20)
Loss for the year ended
  October 31, 2005                                                                                        (1,305,704)    (1,305,704)
                                     -----------------------------------------------------------------------------------------------

Balance at October 31, 2005                80       974      $ 2   467,637,161   $46,764    $7,332,579   $(5,143,465)   $ 2,235,880
                                     ===============================================================================================

              See the accomanying notes to the financial statements

                           MERA PHARMACEUTICALS, INC.
                            Statements of Cash Flows

                                                        -------------------------------------
                                                          Twelve Months        Twelve Months
                                                              Ended                Ended
                                                        October 31, 2005     October 31, 2004
                                                        -------------------------------------
Cash Flows from Operating Activities:
Net loss                                                $     (1,305,704)    $     (1,104,551)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Accumulated depreciation and amortization                268,061              274,074
        Provision for excess and obsolete inventory              349,073              323,000
        Common stock issued in exchange for services               7,000                   --
Changes in operating Assets and Liabilities:
        Accounts receivable                                       38,447               31,873
        Inventories                                                  (41)             305,470
        Other current assets                                       3,224               (9,738)
        Accounts payable, accured expenses,
          and customer credits                                   101,518             (792,288)
        Deferred revenue                                         (10,790)            (248,232)
        Other current liabilities                                (18,281)             (28,689)
                                                        -------------------------------------
Net cash used by operating activities                           (567,493)          (1,249,081)
                                                        -------------------------------------
Cash Flows from Investing Activities:
        Purchases of fixed assets                                     --              (14,592)
                                                        -------------------------------------
Net cash used by investing activities                                 --              (14,592)
                                                        -------------------------------------
Cash Flows from Financing Activities
        Proceeds from issuance of common stock                   548,251            2,145,000
        Repurchase of common stock                                   (20)                  --
        Proceeds from notes payable                              135,400                   --
        Payment of notes payable                                (120,000)            (878,075)
                                                        -------------------------------------
Net cash provided by financing activities                        563,631            1,266,925
                                                        -------------------------------------
Net increase (decrease) in cash and cash equivalents              (3,862)               3,252
Cash and cash equivalents, beginning of the period                 4,401                1,149
                                                        -------------------------------------
Cash and cash equivalents, end of the period            $            539     $          4,401
                                                        =====================================
Cash paid for taxes                                     $             --     $             --
Cash paid for interest                                  $            602     $          6,132

Supplemental cash flow information
        Non cash financing activities
        Common stock issued for payment of expenses
          due to related parties                        $         19,705     $             --
                                                        -------------------------------------
        Common stock issued in satisfaction of sales
          consignment agreement with a related party    $         26,144     $             --
                                                        -------------------------------------
        Common stock issued for consulting services     $          7,000
                                                        -------------------------------------
        Warrants cancelled                              $             --     $         82,564
                                                        -------------------------------------

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

      The Company has devoted most of its efforts since inception to research and development, and was considered a development stage company until fiscal 2001.

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

      Inventories -- Inventories are stated at the lower of cost (which approximates first-in, first-out)or market. At October 31, 2005, inventories consisted of $742,736 of work in process and $64,337 of finished goods. Management has recorded a full valuation allowance for obsolete and excess inventory totaling $807,073.

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

      Plant and Equipment, net -- Plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-30 years; machinery and equipment, 3-10 years). When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software with an expected life of more than one year, and used in the business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

      Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of -- Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

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

      Preferred Stock -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2005, 1,054 shares of preferred stock were issued and outstanding.

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

      Loss Per Share -- The Company computed basic and diluted loss per share amounts for October 31, 2005 and 2004 pursuant to the SFAS No. 128, "Earnings per Share." The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Recent Authoritative Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, "inventory Pricing" Paragraph 5 of ARB 42, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges..."

This Statement requires that those items be recognized as current-period charges regardless of weather they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123R"). SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS 123R is effective for the first interim or annual reporting period of the company's first fiscal year that begins on or after June 15, 2005.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No.154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

2. GOING CONCERN

      These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,200,000 through the year ended October 31, 2005. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

      In March 2003 the Company entered into an agreement with a partnership of which a director of the Company is a general partner. Under the terms of the agreement the Company sold certain inventory for $76,000 to the partnership and had the right to resell the inventory. Upon the resale of such inventory, the Company was obligated to repay the partnership the price it paid for the inventory plus 10%. During the year ended October 31, 2005, the Company had repaid all amounts due under this arrangement totaling approximately $26,000 in 2,614,370 shares of the company's common stock.

      In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $9,400 was payable under this agreement as of October 31, 2005.

      In February 2004, the Company agreed to pay $55,000 cash plus certain inventory amounts to a shareholder and former officer. The payment is in satisfaction of a debt of $125,000 plus accrued interest owed to the individual.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

4. INCOME TAXES

      The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

      Since its formation the Company has incurred net operating losses. As of October 31, 2005, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2005 and 2004 consist of the following:

                                                        October 31,
                                                  ----------------------
                                                     2005         2004
                                                  ---------    ---------
      Current:
         Federal                                  $      --    $      --
         State                                           --           --
                                                  ---------    ---------
                                                         --           --

      Increase in valuation allowance              (520,000)    (440,000)
      Benefit of operating loss carryforward        520,000      440,000
                                                  ---------    ---------
      Provision (benefit) for income taxes, net   $      --    $      --
                                                  =========    =========

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                         October 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
    Net operating loss carry-
         forwards expiring after the year 2009    $ 8,080,000    $ 7,520,000
                                                  -----------    -----------
             Deferred income tax asset            $ 8,080,000    $ 7,520,000
                                                  ===========    ===========

The net deferred tax assets and liabilities are comprised of the following:

                                                         October 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
    Deferred tax assets
             Current                              $        --    $        --
             Non-current                            8,080,000      7,520,000
                                                  -----------    -----------
                                                    8,080,000      7,520,000

    Less valuation allowance                       (8,080,000)    (7,520,000)
                                                  ===========    ===========
             Net deferred income tax asset        $        --    $        --
                                                  ===========    ===========

      At October 31, 2005, the Company has available net operating loss carry forwards of approximately $20,000,000 that expire in various years beginning in 2009 through 2025.

      The Company is a Qualified High Tech Business ("QHTB") in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities ("QHTB tax credit refunds"). During the year ended October 31, 2005, the Company has approximately $12,000 in QHTB tax credit refunds receivable.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

6. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of October 31, 2005:



      Unsecured demand notes payable - shareholder notes
      bearing an annual interest rate of 10% due on March
      31, 2004. Notes are currently past maturity, however
      no demand for payment has been made.                        $ 41,936

      Unsecured demand notes payable - shareholder notes
      bearing an annual interest rate of 8% due on various
      dates through March 26, 2006.                                 35,400

      Total notes payable, related parties                        $ 77,336

      Total interest expense on notes payable - related parties was $8,960 and $13,993 for the years ended October 31, 2005 and 2004, respectively.

7. COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

      During 2003, the Company issued detachable stock purchase warrants in connection with notes payable issued to certain directors and shareholders of the Company. These warrants grant the right to purchase up to an aggregate of 5,520,000 shares of common stock at $0.05 per share and the warrants have 5-year terms that expire during the fiscal year ended 2008. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The fair market value of the stock purchase warrants at the time of issuance was approximately $165,600. This amount was recorded as additional paid-in capital and will be amortized over the 5 year term or until exercised. During 2004, 3,440,000 warrants with a value of $103,000 were cancelled.

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

      In December 2004, the Company issued a total of 1,954,546 shares of its common stock to two investors in exchange for investment totaling $215,000, resulting in an effective share price of $0.11 for the shares sold. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In December 2004, the Company issued 7,954,545 shares of its common stock in fulfillment of a subscription entered into before the period in question. The share price of this second issuance was $0.04. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). An additional 2,840,910 shares will be issued at a future date in fulfillment of this subscription.

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

      In December 2004, the Company repurchased 2,000,000 shares of its common stock from a former employee for $20 representing the employee's original cost. The repurchase was made according to the terms of the former employee's contract. The stock issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In March 2005 the Company issued a total of 700,000 shares of common stock at $0.01 per share to consultants in compensation for their services. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

      In May 2005 the Company issued a total of 15,000,000 shares of common stock to private investors for aggregate consideration of $150,000. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

      In August 2005 the Company repurchased a total of 11,884,800 shares of its common stock from a former employee for total consideration of $118.80 pursuant to a stock repurchase agreement.

                            MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

      The following is a summary of the Company's outstanding common stock purchase warrants as of October 31, 2005:

      -------------------------------------------------------------------------
      Exercise Price   Outstanding at     Issued   Exercised   Outstanding at
                       October 31, 2004                        October 31, 2005
      -------------------------------------------------------------------------
      $0.05            2,080,000          -        -           2,080,000
                       --------------------------------------------------------
                       2,080,000          -        -           2,080,000
                       --------------------------------------------------------

      The Company has reserved a sufficient number of shares of its authorized common stock for issuance upon exercise of the outstanding warrants.

8. STOCK BASED COMPENSATION

On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company's common stock. In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. As of October 31, 2005, approximately 35,000,000 were deemed vested based on length of service with the Company since the date the Company's Plan of Reorganization was approved. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company's net income would have decreased for the year ended July 31, 2001 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

            Pro forma net loss                        $(1,800,000)
            Pro forma loss per share                  $    (0.001)
            Risk free interest rate                          2.00%
            Expected lives                             5-10 years
            Expected volatility                               168%

      For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options' vesting period (0 to 5 years).

      The following table summarizes the transactions of the Company's stock options for the two-year period ended October 31, 2005:

                                                               Weighted Average
                                          Number of Shares      Exercise Price
================================================================================
Options outstanding, November 1, 2004                --             $   --
Options granted                              48,426,800              0.010
Options exercised                               (60,750)             0.010
Options forfeited                                    --                 --
--------------------------------------------------------------------------------
Options outstanding, October 31, 2005        48,366,050              0.010
                                             ----------             ------

      Options to purchase 34,534,454 shares were exercisable at October 31, 2005.

9. CUSTOMER CONCENTRATION

      Revenue from sales to the Company's two major customers for the year ended October 31, 2005 amounted to 19% and 14% respectively. No accounts receivable were outstanding from either customer at fiscal year end.

10. PROPERTY, PLANT AND EQUIIPMENT, NET

      Property, Plant and Equipment is as follows:

                  ----------------------------------------------
                                                October 31, 2005
                  ----------------------------------------------
                  Plant                                2,621,614
                  Equipment                              712,179
                  ----------------------------------------------
                                                       3,333,793

                  Accumulated depreciation              -771,022
                  ----------------------------------------------
                                                       2,562,771
                  ----------------------------------------------

                           MERA PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

11. SUBSEQUENT EVENTS

      In December 2005, the Company received additional equity financing in the amount of $150,000 in exchange for common stock issued at a per share price of $0.013. This additional financing was the fulfillment of a conditional subscription agreement entered into by the purchasers during fiscal 2005.

12. INTANGIBLE ASSETS

      The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expire in 2008. During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2005 the Company recognized amortization expense of $12,480. Estimated amortization expense for each of the years ended October 31, is as follows:

      2006:    $12,480
      2007:    $12,480
      2008:    $ 6,240