Form 10QSB
period 2006-01-31
MERA PHARMACEUTICALS INC
filed 2006-03-15
CIK 837490

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006
                                       Or
             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

479,175,623 shares of $0.0001 par value common stock outstanding as of January 31, 2006 80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2006 974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2006

================================================================================

                           MERA PHARMACEUTICALS, INC.


                                   FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 2006


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



                           MERA PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                    January 31,
                                                                       2006
                                                                   -------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $   105,487
    Accounts receivable, net                                             12,454
    Prepaid expenses and other current assets                            85,121
                                                                    -----------
Total current assets                                                    203,062

Plant and equipment, net                                              2,493,630
Other assets, net of accumulated
  amortization of $34,320                                                28,080
                                                                    -----------

Total Assets                                                        $ 2,724,772
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses
      and customer credits                                          $   387,147
    Notes payable - related parties                                      65,336
                                                                    -----------
Total Current Liabilities                                               452,483
                                                                    -----------

Contingencies

Stockholders' equity:
    Convertible preferred stock, $.0001 par value,
       10,000 shares authorized, 80
       Series A shares issued and
       outstanding and 974 Series B shares
       issued and outstanding 2
    Common stock, $.0001 par value: 500,000,000
       shares authorized, 479,175,623 shares issued
       and outstanding                                                   47,918
    Additional paid-in capital                                        7,481,423
    Accumulated deficit                                              (5,257,054)
                                                                    -----------
Total stockholders' equity                                            2,272,289
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,724,772
                                                                    ===========

             See the accompanying notes to the financial statements



                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                --------------    -------------
                                                 Three Months     Three Months
                                                     Ended           Ended
                                                  January 31,      January 31,
                                                     2006             2005
                                                --------------    -------------


NET SALES                                              152,394          132,341
Cost of Goods Sold                                      18,180           89,187
                                                 -------------    -------------

GROSS PROFIT                                           134,214           43,154
                                                 -------------    -------------

Costs and Expenses
   Cost of subcontract services                           --             74,697
   Research and development costs                       60,749           21,601
   Selling, general and administrative                 118,290          131,993
   Depreciation and Amortization                        72,261           37,760
   Provision for excess and obsolete inventory            --             25,000
                                                 -------------    -------------

Total costs and expenses                               251,300          291,051
                                                 -------------    -------------

Operating loss                                        (117,086)        (247,897)

Other income (expense):
   Interest income                                         243             --
   Interest expense                                     (2,213)            (771)
                                                 -------------    -------------

Total other income (expense)                            (1,970)            (771)
                                                 -------------    -------------

Net loss before income tax provision                  (119,056)        (248,668)

Tax expense                                               --               --
Refundable tax credit                                    5,468            1,750
                                                 -------------    -------------

Net loss                                         $    (113,588)   $    (246,918)
                                                 =============    =============

Loss per share - basic and diluted                     (0.0002)         (0.0005)
Weighted average shares outstanding -              479,175,623      430,375,659
   basic and diluted

             See the accompanying notes to the financial statements



                           MERA PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            -------------  ------------
                                                            Three Months   Three Months
                                                               Ended        Ended
                                                             January 31,   January 31,
                                                                2006          2005
                                                              ---------    ------------
Cash Flows from Operating Activities:
Net loss                                                      $(113,588)   $(246,918)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Accumulated depreciation and amortization                    72,261       60,743
Changes in assets and liabilities
    Accounts receivable                                          (4,982)         926
    Inventories                                                    --         25,000
    Prepaid expenses and other current assets                   (72,872)     (88,060)
    Accounts payable, accured expenses and customer credits      86,129       56,888
                                                              ---------    ---------
Net cash used by operating activities                           (33,052)    (191,421)
                                                              ---------    ---------

Cash Flows from Investing Activities:
    Purchases of fixed assets                                      --           --
                                                              ---------    ---------
Net cash used by investing activities                              --           --
                                                              ---------    ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock                             150,000      215,000
    Proceeds from notes payable                                    --            643
    Payment of notes payable                                    (12,000)     (20,000)
                                                              ---------    ---------
Net cash provided by financing activities                       138,000      195,643
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            104,948        4,222
Cash and cash equivalents, beginning of the period                  539        4,401
                                                              ---------    ---------
Cash and cash equivalents, end of the period                  $ 105,487    $   8,623
                                                              =========    =========



             See the accompanying notes to the financial statements


                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005



1. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission

         The preparation of the Company's Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management's estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

         Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2006 we had an accumulated deficit of $5,257,054. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

         REVENUES. Revenue rose 15.15% for the quarter ending January 31, 2006 to $152,394 vs. $132,341 in the year ago quarter ending January 31, 2005. This increase was primarily due to strengthening sales in our retail Asta Factor line of products.

Also included in revenues are approximately $75,000 from licensing and a technical services agreement with a single customer. The Company is unsure whether such revenues will continue in the future.

         COST OF SALES. Cost of goods sold was $18,180 for the quarter ending January 31, 2006 versus $89,187 in the quarter ending January 31, 2005. Gross profit margins from sales of product were approximately 77%, versus -11% for the same period in the prior year. The decrease in cost of goods sold, and the corresponding increase in gross profit margin, was due primarily to overall cost cutting efforts by the Company.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased to $60,749 for the quarter ending January 31, 2006 versus $21,601 for the quarter ending January 31, 2005, an increase of approximately 181%. The increase was primarily due to the ending of our research reimbursement contract with the Department of Energy. This contract covered approximately $46,000 of research expenses in the first quarter of 2005, but was no longer in effect during the same period in 2006.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses declined approximately 10% to $118,290 in the quarter ending January 31, 2006 as compared to $131,993 in the quarter ending January 31, 2005. This reduction was due to general cost cutting measures, primarily in the area of salaries. It is expected that such expenses will rise in future periods as the Company begins to institute a new marketing plan.

         INTEREST EXPENSE. For the quarters ended January 31, 2006 versus 2005, interest expense was $2,213 and $771. This increase was due to a slightly higher level of borrowing by the Company during the first quarter of 2006 compared to the first quarter of 2005. In addition interest expense increased because the Company began interest accrual on a note due to a related party. The interest in question was previously halted, and while we believe that such interest may ultimately be forgiven, there is no definitive agreement in place to that effect. As such we began to accrue interest as a contingency.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         In December 2005 the Company issued a total of 11,538,462 shares of common stock to private investors at a price of $0.013 per share. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

     Proceeds from the sales of securities were used as general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         In January, 2006, the Company effected an internal reorganization of the company into two operating units. One of the units, to be described as the "Consumer Products Division," will continue to focus on the identification and development of the Company's own nutritional supplement and other products for distribution and sale to consumers. The other division, described as the "Research Division," will focus on collaborations with other companies and organizations utilizing Mera's patented technology and expertise in the cultivation of microalgae to demonstrate the commercial feasibility of producing products developed by others and providing production capability for those products.
         Neither of the Divisions will be separately incorporated, but they will conduct their respective operations within the Company's current corporate structure.
         As a result of the establishment of the two operating Divisions, the Company has also made changes in its management. Daniel P. Beharry stepped down from his position as Chief Executive Officer of the Company to become president of the Research Division. He will remain a member of the Board of Directors. Gregory F. Kowal, currently the Chairman of the Company's board of directors, will assume the role of Chief Executive Officer.

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

     (i) January 5, 2006 reporting other events, specifically the Company's internal reorganization and management change.


SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MERA PHARMACEUTICALS, INC.

Dated:  March 13, 2006                        By: /S/ GREGORY F. KOWAL
                                                  --------------------------
                                                  Gregory F. Kowal
                                                  Chief Executive Officer