Form 10QSB
period 2006-04-30
MERA PHARMACEUTICALS INC
filed 2006-06-20
CIK 837490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006
                                       Or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

479,175,623 shares of $0.0001 par value common stock outstanding as of April 30, 2006 80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2006 974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2006

================================================================================

                           MERA PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2006

                                    CONTENTS

PAGE PART I - FINANCIAL INFORMATION

      Item 1: Financial Statements

            Condensed Balance Sheet                                           3

            Condensed Statements of Operations                                4

            Condensed Statements of Cash Flows                                5

            Notes to Condensed Financial Statements                           6

      Item 2: Management's Plan of Operation

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

      Item 3.  Controls and Procedures                                        9

PART II - OTHER INFORMATION

      Item 1: Legal Proceedings                                               9

      Item 2: Changes In Securities                                           9

      Item 3. Defaults Upon Senior Securities                                 9

      Item 4: Submission of Matters to a Vote of Security Holders             9

      Item 5: Other Information                                               9

      Item 6: Exhibits and Reports on Form 8-K                                9

      Signature                                                              10

      Certifications                                                         11

                           Mera Pharmaceuticals, Inc.
                             Condensed Balance Sheet

                                                                 April 30, 2006
                                                                 --------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $       13,052
   Prepaid expenses and other current assets                             61,761
                                                                 --------------
Total current assets                                                     74,813

Plant and equipment, net                                              2,424,489
Other assets, net of accumulated amortization of $37,440                 24,960
                                                                 --------------

Total Assets                                                     $    2,524,262
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued expenses and customer credits       $      347,154
   Notes payable - related parties                                       65,336
                                                                 --------------
Total Current Liabilities                                               412,490
                                                                 --------------

Stockholders' equity:
   Convertible preferred stock, $.0001 par value, 10,000
      shares authorized, 80 Series A shares issued and
      outstanding and 974 Series B shares issued and
      outstanding                                                             2
   Common stock, $.0001 par value: 500,000,000
      shares authorized, 479,175,623 shares issued
      and outstanding                                                    47,918
   Additional paid-in capital                                         7,481,423
   Accumulated deficit                                               (5,417,571)
                                                                 --------------
Total stockholders' equity                                            2,111,772
                                                                 --------------

Total Liabilities and Stockholders' Equity                       $    2,524,262
                                                                 ==============

See the accompanying notes to the financial statements

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Operations

                                                       Three Months      Three Months       Six Months        Six Months
                                                           Ended             Ended             Ended             Ended
                                                         April 30,         April 30,         April 30,         April 30,
                                                           2006              2005              2006              2006
                                                      --------------------------------------------------------------------
                                                        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
NET SALES                                             $       69,450    $      108,706    $      221,844    $      241,047
Cost of goods sold                                            11,129            68,076            30,646           158,465
                                                      --------------------------------------------------------------------

GROSS PROFIT                                                  58,321            40,630           191,198            82,582
                                                      --------------------------------------------------------------------

Operating Expenses
      Selling and administrative expenses                    112,808           164,549           221,925           296,546
      Cost of subcontract services                                --            37,873                --           112,620
      Research and development costs                          36,831            23,243           105,466            44,815
      Depreciation and amortization                           72,261            50,914           144,522            88,674
      Provision for excess inventory                              --                --                --            25,000
                                                      --------------------------------------------------------------------

  Total operating expenses                                   221,900           276,579           471,913           567,655
                                                      --------------------------------------------------------------------

Operating loss                                              (163,579)         (235,949)         (280,715)         (485,073)

Other income (expense)
      Interest income                                            639                --               881                --
      Other income                                             2,179                --             2,179                --
      Interest expense                                        (2,364)             (129)           (4,526)             (901)
                                                      --------------------------------------------------------------------

  Total other income (expense)                                   454              (129)           (1,466)             (901)
                                                      --------------------------------------------------------------------

Net income (loss) before provision for income taxes         (163,125)         (236,078)         (282,181)         (485,974)

Provision for income taxes                                        --                --                --                --
Refundable tax credit                                          2,608             1,555             8,076             3,305
                                                      --------------------------------------------------------------------

NET INCOME (LOSS)                                     $     (160,517)   $     (234,523)   $     (274,105)   $     (482,669)
                                                      ====================================================================

Net income (loss) per common share                    $      (0.0003)   $      (0.0005)   $      (0.0006)   $      (0.0011)
                                                      ====================================================================

Weighted Average Shares Outstanding                      479,175,623       442,783,332       477,263,170       436,579,495
                                                      ====================================================================

                           Mera Pharmaceuticals, Inc.
                       Condensed Statements of Cash Flows

                                                              Six Months      Six Months
                                                                Ended           Ended
                                                               April 30,       April 30,
                                                                 2006            2005
                                                             ----------------------------
                                                              (Unaudited)     (Unaudited)
Cash Flows from Operating Activities
    Net Income (loss)                                        $   (274,105)   $   (482,669)
                                                             ----------------------------
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization expense                   144,522         126,979
          Expenses paid with common stock                              --          14,992
    Changes in current assets and liabilities:
          Accounts receivable                                       7,422             (46)
          Inventories                                                  --          25,000
          Prepaid expenses and other current assets               (49,334)        (37,202)
          Accounts payable, accrued expenses, and customer
          credits                                                  46,008          28,017
                                                             ----------------------------
  Net Cash Used in Operating Activities                          (125,487)       (324,929)
                                                             ----------------------------

Cash flows From Financing Activities
      Proceeds from issuance of stock                             150,000         397,643
      Payment of notes payable                                    (12,000)        (20,000)
                                                             ----------------------------
  Net Cash Provided by Financing Activities                       138,000         377,643
                                                             ----------------------------

Net increase in cash and cash equivalents                          12,513          52,714

Cash and cash equivalents - beginning of period                       539           4,401
                                                             ----------------------------

Cash and cash equivalents - end of period                    $     13,052    $     57,115
                                                             ============================

Non-Cash Investing and Financing Activities
      Conversion of accounts payable to common stock         $         --    $     19,576
                                                             ============================

Supplemental Cash Flow Information
      Interst Paid                                           $         --    $         --
                                                             ============================
      Taxes Paid                                             $         --    $         --
                                                             ============================

                           MERA PHARMACEUTICALS, INC.
                     NOTES TO CONDESED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2006

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the condensed financial statements and footnotes thereto for the year ended October 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission

      The preparation of the Company's Condensed Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management's estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

      Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2006 we had an accumulated deficit of $5,417,571. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur operating losses through the current fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS

      REVENUES. Revenues for the quarter ended April 30, 2006 were $69,450 as compared to $108,706 for the equivalent period in 2005, a decline of 36%.

      The decrease was due primarily to two factors: Sales for the second quarter of 2005 included approximately $23,000 in revenues earned from a contract related a project for the United States Department of Energy. That contract has now ended. In addition, in the second quarter of 2005 the Company earned approximately $30,000 in one large transaction with a wholesale distributor. No similar transactions occurred during the same period of 2006.

      COST OF SALES. Cost of goods sold was $11,129 for the quarter ending April 30, 2006 versus $68,076 in the same quarter in 2005, a decrease of 84%. Gross profit margins from sales of product for the quarter were approximately 84%, versus 37% for the same period in 2005. The decrease in cost of goods sold, and the corresponding increase in gross profit margin, was due primarily to a greater percentage of in direct retail sales, which carry greater profit margins as compared to wholesale revenues.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs were $36,831 for the quarter ending April 30, 2006. This was an increase if approximately 58% over the $23,243 that was incurred for the same period in the prior year. The increase was primarily due to the ending of our research reimbursement contract with the Department of Energy. This contract covered approximately $22,000 of research expenses in the second quarter of 2005, but was no longer in effect during the same period in 2006.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the quarter ended April 30, 2006 as compared to the same period during the prior year, selling, general and administrative costs declined from $164,549 to $112,808, or approximately 31%. The reduction was due to general cost cutting measures, primarily in the area of salaries. It is expected that such expenses will rise in future periods as the Company begins to institute a new marketing plan.

      INTEREST EXPENSE. For the quarters ended April 30, 2006 and 2005, interest expense was $2,364 and $129, respectively. This increase was due to a higher level of borrowing by the Company during the second quarter of 2006 compared to the same period in 2005.

      Additionally, interest expense increased because the Company began interest accrual on a promissory note due to a related party. The interest in question was previously halted. While the Company believes that such interest may ultimately be forgiven, there is no definitive agreement in place to that effect. As such, the Company accrued interest on the note as a contingency.

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

                                              MERA PHARMACEUTICALS, INC.


Dated: June 19, 2006                      By: /s/ Gregory F. Kowal
                                              --------------------------
                                              Gregory F. Kowal
                                              Chief Executive Officer