Form 10QSB
period 2006-07-31
MERA PHARMACEUTICALS INC
filed 2006-09-14
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2006
Or
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

YES  [X]       NO  [  ]

492,247,918 shares of $0.0001 par value common stock outstanding as of July 31, 2006

80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2006

974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2006

Mera Pharmaceuticals, Inc.

Form 10-QSB
For the Quarter Ended July 31 2006

Contents

Page
Part I - Financial Information

Item 1: Financial Statements

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2: Management's Plan of Operation

Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Controls and Procedures	9

Part II - Other Information

Item 1: Legal Proceedings	9

Item 2: Changes In Securities	9

Item 3. Defaults Upon Senior Securities	9

Item 4: Submission of Matters to a Vote of Security Holders	9

Item 5: Other Information	9

Item 6: Exhibits and Reports on Form 8-K	10

Signature	11

MERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

July 31,
2005
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,779
Accounts receivable, net	6,313
Prepaid expenses and other current assets	43,112

TOTAL CURRENT ASSETS	104,204

PROPERTY, PLANT, AND EQUIPMENT, NET	2,356,922
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $40,560	21,840

TOTAL ASSETS	$2,482,966

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses and customer credits	$332,115
Notes payable - related party	62,813

TOTAL CURRENT LIABILITIES	394,928

SHAREHOLDERS' EQUITY
Convertible preffered stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and
974 Series B shares issued and outstanding	2
Common stock, $.0001 par value: 500,000,000 shares authorized,
469,576,411 shares issued and outstanding	49,225
Additional paid-in capital	7,580,116
Accumulated deficit	(5,541,305)

TOTAL SHAREHOLDERS' EQUITY	2,088,038

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,482,966

MERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$72,792	$116,592	$294,636	$357,639
Cost of goods sold	19,161	75,050	49,807	233,815

GROSS PROFIT	53,631	41,542	244,829	123,824

Operating Expenses
Selling and administrative expenses	81,659	126,804	303,585	423,350
Cost of subcontract services	-	9,993	-	122,613
Research and development costs	26,464	76,152	131,930	120,867
Depreciation and amortization	70,687	66,236	215,209	154,910
Provision for excess inventory	-	-	-	25,000

Total operating expenses	178,810	279,185	650,724	846,740

Operating loss	(125,179)	(237,643)	(405,895)	(722,916)

Other income (expense)
Interest income	43	552	924	552
Other income	-	-	2,179	-
Interest expense	(667)	(457)	(5,193)	(1,357)

Total other income (expense)	(624)	95	(2,090)	(805)

Net income (loss) before tax provision	(125,803)	(237,548)	(407,985)	(723,721)

Provision for income taxes	-	(518)	-	(518)
Refundable tax credit	2,069	8,243	10,145	11,548

NET INCOME (LOSS)	$(123,734)	$(229,823)	$(397,840)	$(712,691)

Net income (loss) per common share	$(0.0003)	$(0.0005)	$(0.0008)	$(0.0016)

Weighted Average Shares Outstanding	480,037,506	469,576,411	478,191,349	447,578,467

MERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	July 31,	July 31,
	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Income (loss)	$(397,840)	$(712,691)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accumulated depreciation and amortization	215,209	193,215
Expenses paid with common stock	-	14,992
Changes in current assets and liabilities:
Accounts receivable	1,108	1,131
Inventories	-	24,959
Prepaid expenses and other current assets	(30,686)	6,891
Accounts payable, accrued expenses, and customer	30,971	(29,285)
credits
Deferred revenue	-	(10,790)
Net Cash Used in Operating Activities	(181,237)	(511,578)

Cash flows From Financing Activities
Proceeds from issuance of stock	250,000	547,643
Payment of notes payable	(14,523)	(20,000)
Net Cash Provided by Financing Activities	235,477	527,643

Net increase (decrease) in cash and cash equivalents	54,240	16,065

Cash and cash equivalents - beginning of period	539	4,401

Cash and cash equivalents - end of period	$54,779	$20,466

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2006

(UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the condensed financial statements and footnotes thereto for the year ended October 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Condensed Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2.

Legal Proceedings

On June 2, 2006, Fuji Health Science, Inc. filed suit in the United States District Court for the District of New Jersey Camden Vicinage against Mera Pharmaceuticals, Inc. alleging patent infringement against Mera Pharmaceuticals, Inc.. At dispute is United States patent No. 6,245,818 entitled "Medicament for Improvement of Duration of Muscle Function or treatment of Muscle Disorders or Diseases."

The Company believes that it has meritorious defenses to Fuji Health Science, Inc. `s claims and intends to vigorously defend the suit. As such, no related contingency as been recorded.

3.

Subsequent Events

On August 14th, 2006, the Company issued 1,233,192 shares of common stock to a Corporate Officer in exchange for amounts owed for services rendered. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2006 we had an accumulated deficit of $5,441,305. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur operating losses through the current fiscal year.  We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenues for the quarter ended July 31, 2006 were $72,792 as compared to $116,592 for the equivalent period in 2005, a decline of 38%.

The decrease was due primarily to two factors: Sales for the third quarter of 2005 included approximately $10,000 in revenues earned from a contract related a project for the United States Department of Energy. That contract has now ended. In addition, in the third quarter of 2005 the Company earned approximately $29,160 in one large transaction with a wholesale distributor. No similar transactions occurred during the same period of 2006. On a sequential basis revenue for the third quarter of 2006 increased 4.8% to 72,792 versus 69,450.  That revenue trend has increased markedly during the first few weeks of the fourth quarter.   During the later part of the third quarter, the company signed a 1 year contract to supply products that that will increase yearly revenue by approximately 4%

Additionally, during the current fourth quarter, the company signed a 10 year agreement to supply products to a different entity that calls for 10% minimum increases each year plus cost of living price adjustments.  The first years minimum increment purchase should  also increase revenues by 4% the first year.

Cost of Sales.  Cost of goods sold was $19,165 for the quarter ending July 31, 2006 versus $75,050 in the same quarter in 2005, a decrease of 74%. Gross profit margins from sales of product for the quarter were approximately 74%, versus 36`% for the same period in 2005. The decrease in cost of goods sold, and the corresponding increase in gross profit margin, was due primarily to a greater percentage of in direct retail sales, which carry greater profit margins as compared to wholesale revenues.

Research and Development Costs.  Research and development costs were $26,464 for the quarter ending July 31, 2006. This was a decrease of  approximately 64% over the $76,152 that was incurred for the same period in the prior year. The decrease was primarily due to the ending of our research reimbursement contract with the Department of Energy. .

Selling, General and Administrative Expenses.   In the quarter ended July 31, 2006 as compared to the same period during the prior year, selling, general and administrative costs declined from $126,808 to $81,659, or approximately 36%. The reduction was due to general cost cutting measures, primarily in the area of salaries. It is expected that such expenses will rise in future periods as the Company begins to institute a new marketing plan.

Interest Expense.  For the quarters ended July 31, 2006 and 2005, interest expense was $666 and $457, respectively. This increase was due to a slightly higher level of borrowing by the Company during the third quarter of 2006 compared to the same period in 2005.

Additionally, interest expense increased because the Company began interest accrual on a promissory note due to a related party. The interest in question was previously halted. While the Company believes that such interest may ultimately be forgiven, there is no definitive agreement in place to that effect. As such, the Company accrued interest on the note as a contingency.

Liquidity and Capital Resources.

During the quarter ended July 31, 2006, the Company issued a total of 13,071,895 shares to a private investor in exchange for an investment of $100,000. The issuance was exempt from registration under the Securities Act of 1933 as amended, pursuant to Section 4(2). Proceeds from the sales of securities were used as general working capital and pay down short term loans.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 On June 2, 2006, Fuji Health Science, Inc. filed suit in the United States District Court for the District of New Jersey Camden Vicinage against Mera Pharmaceuticals, Inc. alleging patent infringement against Mera Pharmaceuticals, Inc. At dispute is United States patent No. 6,245,818 entitled "Medicament for Improvement of Duration of Muscle Function or treatment of Muscle Disorders or Diseases."

The Company believes that it has meritorious defenses to Fuji Health Science, Inc. `s claims and intends to vigorously defend the suit. As such, no related contingency has been recorded.

ITEM 2.  CHANGES IN SECURITIES

On July 25, 2006 the Company issued a total of 13,071,895 shares of common stock to a private investor at a price of $0.00765 per share.   This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2),

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.

EXHIBITS

31.1

Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2

Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically)

b.

REPORTS ON FORM 8-K

 (i) June 2, 2006 (filed July 17, 2006) reporting the filing of a lawsuit against Mera Pharmaceuticals by Fuji Health Science, Inc.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MERA PHARMACEUTICALS, INC.

Dated:  September 14, 2006                                             By: /s/ Gregory F. Kowal______

Gregory F. Kowal

Chief Executive Officer

.