Form 10KSB
period 2006-10-31
MERA PHARMACEUTICALS INC
filed 2007-02-14
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

Commission file number 333-107716

MERA PHARMACEUTICALS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	04-3683628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110, KAILUA-KONA, HAWAII, 96740
(Address of principal executive offices, and Zip Code)

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

Mera Pharmaceuticals' revenues for its most recent fiscal year: $386,757.00.

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of October 31, 2006 is $2,465,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: [X] Yes [ ] No

The number of shares outstanding of common equity, as of October 31, 2006, was 493,480,710 shares of Common Stock, $0.0001 par value.

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

The major challenge to commercial exploitation of microalgae has been the availability of photobioreactors large enough to achieve commercial production levels at an economic cost. A photobioreactor is a fermentation system that is used to grow photosynthetic organisms. As late as the mid-1990s, most photobioreactors were used exclusively for research, and few exceeded more than 50 gallons (180 liters) in capacity. At more than 6,000 gallons (25,000 liters), our proprietary MGM is one of the largest photobioreactors in existence and one of the few photobioreactors used for commercial production of microalgae.

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

More broadly, we do not believe that any commercial entity has developed a photobioreactor that matches the MGM's combination of large size, low cost and level of process control or sustained performance for a wide variety of aquatic species, although a number of other companies are developing closed environment production systems for marine micro-organisms. We believe that competition in each of these areas may increase significantly over time as alternatives to the Company's patented technology are developed. For more information on our competition, see "Risk Factors; Risks Related to Our Industry.”

Mera Pharmaceuticals' patents and intellectual property include issued patents relating to the MGM and general processes for cultivating microalgae in photobioreactors. The Company intends to continue efforts to expand its technical know-how and believes that intellectual property relative to aquatic organism biotechnology will become much more important, challenging and complex in the future. We intend to develop intellectual property as a means of maintaining an advantage over our competitors.

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

•

Fewer than 5,000 out of the estimated total of 30,000 species are believed to have been cultivated in the laboratory

•

Fewer than 1,000 species are believed to have been carefully investigated for new substances

•

Fewer than 10 species have been cultivated at commercial scale

2)

DEMONSTRATED SOURCE OF NEW SUBSTANCES

•

Several hundred new bioactive substances have been discovered in the small number of microalgae that have been researched to date

3)

SOURCE OF VALUABLE SUBSTANCES

•

Many molecules derived from microalgae are already known to be valuable for use as enzymes, pigments, vitamins, nutraceuticals, pharmaceuticals and the like

•

Bioactive compounds extracted from microalgae have substantial potential value as pharmaceuticals

4)

RAPID GROWTH RATE

•

Growth rates for microalgae species range from about 1 to 10 divisions per day

•

Growth rates for these plants are, in general, faster than any other plants

5)

LOW COST OF RAW MATERIALS

•

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

This combination of size and control has been the goal of international research efforts for the past several decades. The MGM has achieved that goal.  Although it is among the largest photobioreactors ever operated, the MGM's patented technology allows a far greater degree of control of the growth environment than has been possible in systems previously.

PROCESS CONTROL SYSTEMS - THE KEY TO REPRODUCIBLE PERFORMANCE.  In order to take greatest advantage of the MGM technology, we have developed proprietary, computerized process control systems for the MGM that make it possible to conduct the following operations automatically:

•

monitoring of key production variables at intervals more frequent than one minute;

•

data archiving for comprehensive analysis of system

•

performance; automated control of all operations performed more than once a

•

day (both a process control improvement and labor cost saving);

•

immediate alarm system for any system component not operating

•

within parameters; and

•

automated maintenance for hundreds of system components,

•

reducing failures and preventing contamination.

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

Astaxanthin is one of the main pigments in aquatic animals. It gives the flesh of salmon its characteristic color, for example. Yet, it is far more than a pigment. Astaxanthin has been shown to perform many essential biological functions, including:

•

protecting against the harmful effects of UV light;

•

enhancing the immune response;

•

protecting against the oxidation of essential polyunsaturated fatty acids;

•

stimulating pro-vitamin A activity and vision;

•

improving reproductive capacity; and

•

assisting in communication.

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

THE ASTAFACTOR(R) MARKET.  We believe that the market for ASTAFACTOR(R) is likely to expand over the next few years. There is growing evidence in the scientific and medical literature that astaxanthin contributes meaningfully to the general well-being of humans. Although we face competition in this market, we believe that our technology will give us significant cost and quality advantages over our competitors in our effort to capture a significant share of this growing market.

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

(2)

SALMONESSENTIALS

During fiscal year 2004 the Company introduced an extension of its ASTAFACTOR(R) line, Salmon Essentials. This new product offers a unique combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR(R) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health.  Omega-3s also help reduce inflammation, adding to that important benefit of ASTAFACTOR(R).

We began marketing SALMONESSENTIALS(TM) near the middle of fiscal year 2004, launching the product initially through our Hawaiian retail distribution system.  We have also made ALMONESSENTIALS(TM) available through our web site. The Company is currently contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

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

(4)

PHARMACEUTICAL DRUG DISCOVERY

The Company has always appreciated the potential to discover pharmaceuticals that are based on bioactive compounds produced by aquatic plants. However, we are not currently engaged in any drug discovery activity, and we do not anticipate doing so during fiscal year 2007. We do remain open to collaborations with other companies that may wish to develop products using our patented technology, and we have had such discussions with a number of parties.

DEPENDENCE ON KEY CUSTOMERS

Our business currently depends on key distribution relationships in Hawaii. Sales to our largest customer, Longs Drugs, continues to represent a significant portion of our product sales. However, this percentage is decreasing as a result of an increase in direct sales, distribution through several additional retail chains in Hawaii, an increase in private label sales domestically, the move to distribute internationally and other measures we have taken to broaden distribution.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products for human healthcare markets worldwide. We have several strategies to achieve these goals.

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

2)  EXPAND STRATEGIC ALLIANCES. We intend to develop relationships with other companies who   have products that will benefit from utilizing our technology under license. We believe that there is significant potential revenue associated with the licensing of our technology to other companies or in performing contract work for them utilizing our facilities or expanded facilities if justified.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last two fiscal years, the Company has spent approximately $335,904 on research and development activities, none of which was borne directly by our customers.

MARKETING AND SALES

The Company's marketing strategy for its nutraceutical products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

1.

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

2.

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

We believe that original MGM technology was the first closed-system, process-controlled photobioreactor to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We can now operate at a scale more than twice that (25,000 liters). We are aware of only three other companies in the world - Biotechna of Australia, Algatechnologies of Israel and AstaReal of Hawaii - that claim to possess proprietary photobioreactor technology. Our information regarding these other systems is that they suffer from one or more disadvantages relative to the MGM. However, given that these organizations control the release of proprietary information regarding their systems, we are not in a position to confirm that assessment of our competitors' systems.

COMPETITORS FOR ASTAFACTOR.(R) Producers of astaxanthin that compete with ASTAFACTOR(R), our nutraceutical astaxanthin product, include: AstaReal, Inc.; Cyanotech Corporation; Algatechnologies and Minapro. AstaReal, Inc. is a Hawaii-based subsidiary of Fuji Chemical Industries, Inc. that has established a market for its product in Japan. Cyanotech Corporation, Algatechnologies and Minapro also make astaxanthin-based nutraceutical products. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market.

Potential competitors include producers of the synthetic material as well.  However, to our knowledge neither BASF, a large German chemical company, nor Hoffman-LaRoche, a large Swiss pharmaceutical company, both large global producers of synthetic astaxanthin, has indicated an interest in this market.

Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to those from synthetic sources and will not pay premium prices for synthetics, even if they are available. We are aware of other companies that are interested in or are actually marketing nutraceutical astaxanthin which use a fermentation process. However, to our knowledge, only AstaReal, Cyanotech, Algatechnologies and Minapro produce the product from HAEMATOCOCCUS. We believe our production process has cost or quality advantages or both over all of those companies.

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

The Company currently distributes ASTAFACTOR(R) AND SALMONESSENTIALS(TM) in the United States, and in certain foreign countries, including Korea and Malaysia.  We also hope to expand our distribution internationally to include China, the European Union, Japan, Canada and Australia, as well as others. Regulatory approval requirements vary by country. We believe the approval process for ASTAFACTOR(R) in most countries will come under their "natural" status and that it will be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES.  As of October 31, 2006, the Company had five (5) full-time employees.  We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to matters to a vote of security holders during the fourth quarter of our 2006 fiscal year.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD "Electronic Bulletin Board" Symbol: "MRPI"). The following table shows for the periods indicated the high and low bid quotations for our common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	HIGH BID	LOW BID
FISCAL 2004
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.03	$0.05
Fourth Quarter	$0.03	$0.04

FISCAL 2005
First Quarter	$0.01	$0.03
Second Quarter	$0.01	$0.03
Third Quarter	$0.01	$0.02
Fourth Quarter	$0.04	$0.02

FISCAL 2006
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

As of October 31, 2006, we had approximately 787 record holders of our 493,480,710 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately, 48,000,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2006, 25,168,458 of the options had vested.

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

In March 2005 the Company issued 10,000,000 shares of its common stock to an investor in exchange for investment of $100,000, a per share price of $0.01per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2006, we had an accumulated deficit of $5,651,359. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for at least the 2007 fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2005

REVENUES.  During the years ended October 31, 2006 and 2005, product sales totaled $286,000 and $289,000, respectively. During fiscal 2006, these sales were generated principally through direct sales, with a small portion being attributed to international distribution of our products and some sales of raw materials.

We earned revenues of $100,00 and $99,000 for the years ended October 31, 2006 and 2005, respectively, from contract work. The majority of this revenue came from a subcontract for work on a U.S. Department of Energy ("DOE") project, which ended part way through the year. The Company began performing additional contract work in the second half of 2005, which continued into the first quarter of 2006.

EXPENSES.  Overall operating expenses were $842,000 in 2006 compared with approximately 1.7 million in fiscal 2005, a decline of 50%. This reduction resulted principally from continuing efforts to control costs.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R) and SALMONESSENTIALS, as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to the decrease in product revenues discussed above, to $297,000 in fiscal 2006 versus $63,000 in 2005, a decline of 79%.  The change was due to overall cost cutting measures by the company, with a principal area of cost reduction being production related labor costs.

RESEARCH AND DEVELOPMENT COSTS.  Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed.  Research and development costs for the year ended October 31, 2006 were $167,000 as compared to $169,000 for fiscal 2005. While this represents a 1% decrease, essentially, the company devoted the same amount of resources to research and development in both fiscal years.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to ASTAFACTOR(R). General and administrative expenses for the fiscal year 2006 were $444,000 versus $534,000 in 2005, a decline of about 17%.  This decrease was due to the company's continuing efforts to control overhead costs.

INTEREST EXPENSE.  For the years ended October 31, 2006 and 2005, interest expense was $6,000 and $10,000, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt.  The total amount of debt declined in 2006, resulting in the lower total of interest.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY.  There were no changes to the provisions during the fiscal year ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2006 and 2005, we raised approximately $250,000 and $560,000, respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

Subsequent to the end of fiscal year 2006, the Company received additional equity investment of $60,000 in a private offering, and entered into a promissory note for $39,000 with a related party.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2006 we had an accumulated deficit of $5,651,359. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2007. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

Should we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve and maintain profitability, including:

•

our ability to complete successfully the commercialization and production cost optimization of our products;

•

our ability to manage production costs and yield issues associated with increased production of our products;

•

the progress of our research and development programs for developing other microalgal products;

•

the time and costs associated with obtaining regulatory approvals for our products;

•

our ability to protect our proprietary rights, or the expense of doing so;

•

the costs of filing, maintaining, protecting and enforcing our patents;

•

competing technological and market developments;

•

changes in our pricing policies or the pricing policies of our competitors;

•

the costs of commercializing and marketing our existing and potential products; and

•

the inability to achieve a level of sales of our products necessary to generate sufficient revenues to cover research, development and operating costs.

If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations, and we may never become a profitable company.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE CAPITAL NECESSARY

TO SUPPORT OUR PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES AND TO

MANUFACTURE AND MARKET OUR PRODUCTS.

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $150,000.00 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

•

market acceptance of our products;

•

our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of ASTAFACTOR(R);

•

the extent and progress of our research and development programs;

•

the time and costs of obtaining regulatory clearances for some of our products;

•

the progress and success of pre-clinical and clinical studies, where applicable; the costs of filing, maintaining, protecting and enforcing patent claims;

•

the need to address competing technological and market developments;

•

the cost of developing and/or operating production facilities for our existing and potential products; and

•

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

•

microbial contamination;

•

variability in production cycle times due to technical, environmental and biological factors; and

•

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

Our business currently depends on key distribution relationships in Hawaii.  These customers currently purchase approximately 40% of the natural astaxanthin products we sell, with the remainder being sold to smaller retail accounts, directly to consumers or internationally. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training.  During this transition, the size of our organization increased rapidly.  During the Company's reorganization, the size of our organization decreased again. We experienced a decrease in employment during fiscal 2006 as we constrained production.  If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical markets. We have less than five years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

OUR PRODUCTS AND PRODUCTION ACTIVITIES ARE SUBJECT TO GOVERNMENT REGULATION AND ACTION, WHICH ARE SUBJECT TO CHANGE.

We are affected by changes in or the imposition of governmental regulations and actions, including: (i) new laws, regulations and judicial decisions related to the production, marketing and sale of nutraceutical products, (ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity, (iii) new laws, regulations and judicial decisions affecting pricing or marketing of our products and (iv) changes in the tax laws relating to Mera Pharmaceuticals' operations.

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

As of October 31, 2006, our current directors and executive officers, as a group, beneficially owned approximately 53,000,000 of the approximately 493,000,000 shares of our common stock outstanding as of October 31, 2006. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES

WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical and pharmaceutical markets is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of several companies that sell a similar nutraceutical product. Three of these companies have a product that, like ours, is based on astaxanthin derived from HAEMATOCOCCUS PLUVIALIS.  AstaReal, Cyanotech and AlgaTechnologies also sell competing nutraceutical astaxanthin products, as do parties that purchase products from them. We expect that our nutraceutical astaxanthin product will compete on the basis of product quality, price, efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

There are various companies using microalgae cultivation technology processes that compete with our processes. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado, that produce commercial quantities of microalgae using modified fermentation processes. We are also aware of one company, Cell Tech of Oregon, which harvests microalgae from natural environmental sources. There are three other companies in the world - Biotechna of Australia, AlgaTechnologies of Israel and AstaReal of Hawaii - that claim to possess proprietary photobioreactor technology and use it for commercial purposes. While there are many other photobioreactors in operation besides those, to our knowledge, they are all operated by universities or research institutes and are not used for commercial purposes. It is possible that competing photobioreactor technologies that could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future.

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

Mera's corporate predecessor received FDA clearance for the ASTAFACTOR(R) in early 2000. We similarly notified the FDA of our intention to market Salmon Essentials in 2004, without objection. While we believe that the natural products on which we are focused will be subject to few objections in this approval process, we cannot ensure that any of our future products, on which we may have expended substantial development effort, will be cleared by the FDA on a timely basis, if at all.

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

•

announcements of technological innovations or new commercial products by us or our competitors;

•

developments concerning proprietary rights, including patents, by us or our competitors;

•

publicity regarding actual or potential benefits or drawbacks relating to products under development by us or our competitors;

•

conditions or trends in the life sciences, nutraceutical or pharmaceutical markets;

•

changes in the market valuations of biotechnology and life sciences companies in general; and

•

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of February 12, 2007 we had 493,480,710 shares of common stock outstanding. Of these shares, approximately 350,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

ITEM 7.

FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2006 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2006 and 2005, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2006 or 2005.

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME	AGE	POSITION
Gregory F. Kowal	58	Chief Executive Officer (2), Secretary and Director
Kenneth Crowder	68	Director
Daniel P. Beharry	54	Director (2) (1)
Sonolynne N. Flores	48	Vice-President and General Manager of the Operations and Production Facility
Melanie Kelekolio	39	Research Manager

1.

As of January 3, 2006, Mr. Beharry relinquished responsibilities as chief executive officer and assumed the role of president of the Company's Research and Development Division. He retained his responsibilities as secretary and director.

2.

As of January 3, 2006, Mr. Kowal assumed the role of the Company's chief executive officer in addition to his role as chairman of the board of directors.

GREGORY F. KOWAL, CHIEF EXECUTIVE OFFICER AND DIRECTOR, has served as a director of our Company since June 2002. He assumed the role of CEO on January 3, 2006.  Mr. Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset management and is on the financial advisory board of Concordia Financial, a California truck leasing servicing firm. He was also President of Hawaii Tsunami Pro Soccer Incorporated.  Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration included management and finance.

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

SONOLYNNE FLORES, VICE PRESIDENT AND GENERAL MANAGER OF THE OPERATIONS AND

PRODUCTION FACILITY, has served as Vice President and General Manager of the Company's Operations and Production Facility in Hawaii since April 2006. Mrs. Flores joined the company in July 2000 as a research technician in the Cultivation Dept. and later was in charge of the Culture Laboratory.  She was instrumental in the scale up of the last two phases of the Rincon Pharmaceutical Project.  Mrs. Flores previously worked as the General Restaurant Manager for several of the former McWen Corp. Restaurants and Theo H. Davies Food Group throughout the state of Hawaii.  She was also the Company Operations Officer and Office Manager of the corporate Bad Ass Coffee Co., USA.

MELANIE KELEKOLIO, RESEARCH MANAGER, joined the company in May 1999 as a Research Associate and became the Team Leader of Production in 2001.  Ms. Kelekolio has served as Research Manager since April 2006.  She has been instrumental in the optimization of our cultivation and scale up processes used to produce the Haematococcus algae and astaxanthin products, as well as Research and Development projects now in the works.  Ms. Kelekolio has over 15 years of experience in the aquaculture field.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2006.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F. Kowal, CEO	2006	$0	$0
Daniel P. Beharry, CEO	2005	$78,750	$0
Daniel P Beharry, CEO	2004	$118,450	$0

OPTION GRANTS IN FISCAL 2006

No options were granted to Executive officers in fiscal year 2006.

STOCK OPTIONS EXERCISED DURING FISCAL 2006

No stock options were exercised by the named executive officers of the Company during fiscal 2006.

FISCAL YEAR-END OPTION VALUES

The total value of executive and officer’s unexercised vested options as of October 31, 2006, was $113,895.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2006.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information known to us about the beneficial ownership of our common stock as of February 12, 2007 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

DIRECTORS AND OFFICERS (1)	NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED (1)
Kenneth Crowder
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii 96740	Direct	6,302,379(2)	1.27%

Daniel P. Beharry
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110	Direct and
Kailua-Kona, HI 96740	Indirect	48,751,843(3)

Gregory F. Kowal
First Honolulu Securities
900 Fort Street Mall, Suite 90	Direct and
Honolulu, Hawaii 96813	Indirect	40,067,541(4)	8.12%

All directors and executive officers as a group	Direct and
(3 persons)	Indirect		19.27%

1.

Applicable percentage of beneficial ownership is based on shares outstanding as of January 27, 2006. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by

2.

that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

3.

This amount includes 3,125,000 shares that Mr. Crowder has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising stock options.

4.

This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly), plus 170,000 shares that Mr. Beharry has the right to acquire by exercising common stock warrants that he holds and 14,883,750 shares that Mr. Beharry has the right to acquire by exercising stock options within sixty days from the date of this report on Form 10-KSB.

5.

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

In April 2003 the Company entered into a line of credit agreement with a partnership of which a director of the Company is a general partner. The line of credit was established to fund operations, and the Company was permitted to borrow up to $125,000 at an annual interest rate of 10%. Under the terms of the agreement the outstanding principal and interest is convertible into common stock.  Additionally, the lender received detachable stock purchase warrants, as defined, at price of $0.05 per common share in consideration for the extension of credit under this arrangement. The principal balance on this line of credit was repaid in full during fiscal year 2004.

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

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10--KSB and authorized this Form 10-KSB to be signed on its behalf by the undersigned, in the City of Honolulu, State of

Hawaii, on February 12, 2007.

MERA PHARMACEUTICALS, INC.
/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE
/s/ Gregory F. Kowal	Chief Executive Officer, and Director	February 12, 2007
Gregory F. Kowal
/s/ Anthony Applebaum	Principal Financial and Accounting Officer	February 12, 2007
Anthony Applebaum
/s/ Kenneth Crowder	Director	February 12, 2007
Kenneth Crowder
/s/ Daniel P. Beharry	Secretary and Director	February 12, 2007
Daniel P. Beharry

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Table of Contents

Report of Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Operations	F – 4

Statements of Changes in Stockholders' Equity	F – 5

Statements of Cash Flows	F – 6

Notes to Financial Statements	F – 7 -15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mera Pharmaceuticals, Inc.

We have audited the  accompanying balance sheet of Mera Pharmaceuticals, Inc. as of October 31, 2006 and the related statements of operations, changes in shareholders' equity`, and cash flows for the years ended October 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2006 and the results of its operations and its cash flows for the years then ended 2006 and 2005 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

January 24, 2007

Mera Pharmaceuticals, Inc.
Balance Sheet

October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	6,559
Accounts receivable, trade and other, net	16,272
Prepaid expenses	18,819
Total current assets	41,650

Plant and equipment, net	2,372,367
Other assets, net of accumulated amortization of $43,680	18,720

Total Assets	$2,432,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	243,467
Notes payable - related parties	65,336
Other current liabilities	128,730
Total current liabilities	437,533

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 493,480,710 shares issued and outstanding	49,370
Additional paid-in capital	7,597,191
Accumulated deficit	(5,651,359)
Total stockholders' equity	1,995,204

Total Liabilities and Stockholders' Equity	$2,432,737

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations

	Twelve Months Ended	Twelve Months Ended
	October 31,	October 31,
	2006	2005

NET SALES	$386,757	$387,972
Cost of goods sold	63,199	297,186

GROSS PROFIT	323,558	90,786

Operating Expenses
Selling and administrative expenses	443,399	533,778
Cost of subcontract services	-	122,613
Research and development costs	166,940	168,964
Depreciation and amortization	231,339	229,756
Provision for excess inventory	-	349,073

Total operating expenses	841,678	1,404,184

Operating loss	(518,120)	(1,313,398)

Other income (expense)
Interest income	1,233	655
Other income	2,179	-
Interest expense	(6,063)	(10,194)

Total other income (expense)	(2,651)	(9,539)

Net loss before tax provision	(520,771)	(1,322,937)

Refundable tax credit	12,364	17,233

NET LOSS	$(508,407)	$(1,305,704)

Net income (loss) per common share	$(0.0011)	$(0.0028)

Weighted Average Shares Outstanding	482,039,694	467,637,161

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Changes in Stockholders' Equity

	Stock					Additional		Stockholders'
	Convertible Preferred			Common		Paid - In	Accumulated	Equity
	Series A Shares	Series B Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at October 31, 2004	80	974	$2	429,072,628	$42,908	$6,735,355	$(3,837,248)	$2,940,504

Issuance of common shares at $0.11 per share				1,954,546	195	214,805		215,000
Issuance of common shares at $0.01 per share				38,549,237	3,855	381,637		385,492
Stock option exercise at $0.01 per share				60,750	6	602		608
Repurchase of stock at $0.00001 per share				(2,000,000)	(200)	180		(20)
Loss for the year ended October 31, 2005							(1,305,704)	(1,305,704)

Balance at October 31, 2005	80	974	$2	467,637,161	$46,764	$7,332,579	$(5,142,952)	$2,235,880

Issuance of common shares at $0.013 per share				3,846,154	385	49,615		50,000
Issuance of common shares at $0.013 per share				7,692,308	769	99,231		100,000
Issuance of common shares at $0.00765 per share				13,071,895	1,307	98,693		100,000
Issuance of common shares at $0.0113 per share				1,233,192	123	13,846		13,969
Issuance of common shares at $0.0149 per share				217,777	22	3,229		3,251
Loss for the year ended October 31, 2006							(508,407)	(508,407)

Balance at October 31, 2006	80	974	$2	493,698,487	$49,371	$7,597,192	$(5,651,359)	$1,994,693

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	October 31, 2006	October 31, 2005
Cash Flows from Operating Activities:
Net loss	$(505,293)	$(1,305,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated depreciation and amortization	230,693	268,061
Provision for excess and obsolete inventory	-	349,073
Common stock issued in exchange for services	13,969	7,000
Changes in operating Assets and Liabilities:
Accounts receivable	4,088	38,447
Inventories	-	(41)
Other current assets	(18,817)	3,224
Accounts payable, accrued expenses, and customer credits	60,831	101,518
Deferred revenue	-	(10,790)
Other current liabilities	11,855	(18,281)
Net cash used by operating activities	(202,674)	(567,493)

Cash Flows from Investing Activities:
Purchases of fixed assets	(27,809)	-
Net cash used by investing activities	(27,809)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	250,000	548,251
Repurchase of common stock	-	(20)
Proceeds from notes payable	-	135,400
Payment of notes payable	(12,000)	(120,000)

Net cash provided by financing activities	238,000	563,631

Net increase (decrease) in cash and cash equivalents	7,517	(3,862)
Cash and cash equivalents, beginning of the period	539	4,401
Cash and cash equivalents, end of the period	$8,056	$539

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$602

Supplemental cash flow information
Non cash financing activities
Common stock issued for payment of expenses due to related parties	$-	$19,705
Common stock issued in satisfaction of sales consignment agreement with a related party	$-	$26,144
Common stock issued for payment of services rendered by related parties	$13,969	$-
Common stock issued for other services	$-	$7,000

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization -- Mera Pharmaceuticals, Inc. (the “Company” or “Mera”), primarily develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology. The Company's operations are located in Kailua-Kona, Hawaii.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments.  Notes payable approximate fair value.

Accounts Receivable - The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and returns and such losses have been within management’s expectations.

Credit Risk – It is the Company’s practice to place its cash equivalents in high quality money market securities with two major banking institutions.  Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories -- Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At October 31, 2006, inventories consisted of $742,736 of work in process and $64,842 of finished goods.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $807,578.

Revenue Recognition -- Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt. The Company has adopted Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Plant and Equipment, net -- Plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-40 years; machinery and equipment, 3-10 years). When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less.

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of -- Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

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

Preferred Stock -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2006, 1,054 shares of preferred stock were issued and outstanding.

Research and Development Costs  Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred.  SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to:  salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Income Taxes -- The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes. . Statutory taxes not based on income are included in general and administrative expenses.

Loss Per Share -- The Company computed basic and diluted loss per share amounts for October 31, 2006 and 2005 pursuant to the SFAS No. 128, “Earnings per Share.”  The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

 In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for the first interim or annual reporting period of the company’s first fiscal year that begins on or after June 15, 2005.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.

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

In May 2005, the FASB issued SFAS No.  154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” ("SFAS No.154").  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for certain exceptions stated in the Statement.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,700,000 through the year ended October 31, 2006.  The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $9,900 was payable under this agreement as of October 31, 2006.

4. INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2006, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2006 and 2005 consist of the following:

	October 31,
	2006	2005

Current:
Federal	$-	$-
State	-	-
	-	-

Increase in valuation allowance	(493,000)	(520,000)
Benefit of operating loss carryforward	493,000	520,000

Provision (benefit) for income taxes, net	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

	October 31,
	2006	2005

Net operating loss carry-forwards expiring after the year 2009	$8,200,000	$8,080,000

Deferred income tax asset	$8,200,000	$8,080,000

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2006	2005

Deferred tax assets
Current	$-	$-
Non-current	8,200,000	8,080,000
	8,200,000	8,080,000

Less valuation allowance	(8,200,000)	(8,080,000)

Net deferred income tax asset	$-	$-

At October 31, 2006, the Company has available net operating loss carry forwards of approximately $20,500,000 that expire in various years beginning in 2009 through 2026.

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2006, the Company has approximately $17,000 in QHTB tax credit refunds receivable.

6. NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2006:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity, however no demand for payment has been made.	$41,936

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates through March 26, 2006. Notes are currently past maturity, however no demand for payment has been made.	23,400

Total notes payable, related parties	$65,336

Total interest expense on notes payable – related parties was $6,063 and $8,960 for the years ended October 31, 2006 and 2005, respectively.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

7. COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

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

On August 14, 2006, the Company issued 1,233,192 shares of common stock to an officer at a price of $0.0113 per share in exchange for amounts owed for services rendered. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

On September 25, 2006, the Company issued 217,777 shares of common stock to a Customer at a price of $0.0149 per share in exchange for amounts owed for sales commissions. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

The following is a summary of the Company’s outstanding common stock purchase warrants as of October 31, 2006:

Exercise Price	Outstanding at October 31, 2005	Issued	Exercised	Outstanding at October 31, 2006
$0.05	2,080,000	-	-	2,080,000

	2,080,000	-	-	2,080,000

The Company has reserved a sufficient number of shares of its authorized common stock for issuance upon exercise of the outstanding warrants.

8. STOCK BASED COMPENSATION

On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. As of October 31, 2005, approximately 35,000,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. During the year ended October 31, 2006, terminated employees who elected not to exercise forfeited approximately 19,000,000 options.  The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss.  Had compensation cost for stock option grants to the Company’s employees been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have decreased for the year ended October 31, 2006 as presented in the table below.  Using the Black-Scholes option pricing model, the Company’s pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

Pro forma net loss	$(144,000)
Pro forma loss per share	$(0.0003)
Risk free interest rate	8.00%
Expected lives	5-10 years
Expected volatility	194%

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options’ vesting period (0 to 5 years).

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2006:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding, November 1, 2004	-	$-
Options granted	48,426,800	0.010
Options exercised	(60,750)	0.010
Options forfeited	(18,926,050)	0.010
Options outstanding, October 31, 2006	29,440,000	0.010

Options to purchase 25, 107, 08 shares were exercisable at October 31, 2006.

9. PROPERTY, PLANT AND EQUIIPMENT, NET

Property, Plant and Equipment is as follows:

October 31, 2006
Plant	2,649,423
Equipment	712,179
3,361,602
Accumulated depreciation	(989,234)
2,372,367

10. INTANGIBLE ASSETS

The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expire in 2008.  During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2006 the Company recognized amortization expense of $12,480.  Estimated amortization expense for each of the years ended October 31, is as follows:

2007:

$12,480

2008:

 $ 6,240

11. MATERIAL AGREEMENTS

On September 11, 2006, the Company entered into a Facility Access and Services Agreement with HR BioPetroleum, Inc (HRBP), a Delaware corporation. The agreement grants HRBP access and use of the Companies facilities for a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company. The agreement is to be carried out in three phases, with compensation due from HRBP as certain milestones are reached. During the year ended October 31, 2006, the Company recognized $25,000 in income from this project. Such amount is included in the Statements of Operations as part of Net Sales.

12. SUBSEQUENT EVENTS

On November 14, 2006, an officer loaned the Company $39,000. Interest is to accrue at 12% per annum and the loan is to mature on November 14, 2007.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

In December 2006, the Company issued a total of 8,571,429 shares of common stock to private investors at a price of $0.007 per share.  These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).