Form 10QSB
period 2007-01-31
MERA PHARMACEUTICALS INC
filed 2007-03-21
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2007
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [  ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  [X]    NO  [  ]

502,269,915 shares of $0.0001 par value common stock outstanding as of January 31, 2007

80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2007

974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2007

Mera Pharmaceuticals, Inc.

Form 10-QSB
For the Quarter Ended January 31, 2007

Contents

Page
Part I - Financial Information

Item 1: Financial Statements

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2: Management's Plan of Operation

Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Controls and Procedures	8

Part II - Other Information

Item 1: Legal Proceedings	9

Item 2: Changes In Securities	9

Item 3. Defaults Upon Senior Securities	9

Item 4: Submission of Matters to a Vote of Security Holders	9

Item 5: Other Information	9

Item 6: Exhibits and Reports on Form 8-K	9

Signature	10

Mera Pharmaceuticals, Inc.
Condensed Balance Sheet
(Unaudited)

January 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$23,978
Accounts receivable, net	23,912
Prepaid expenses and other current assets	55,051
Total current assets	102,941

Plant and equipment, net	2,304,623
Other assets, net of accumulated amortization of $34,320	15,600

Total Assets	$2,423,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$422,271
Notes payable - related parties	104,336
Total Current Liabilities	526,607

Contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2
Common stock, $.0001 par value: 500,000,000
shares authorized, 502,269,915 shares issued
and outstanding	50,227
Additional paid-in capital	7,656,334
Accumulated deficit	(5,810,006)
Total stockholders' equity	1,896,557

Total Liabilities and Stockholders' Equity	$2,423,164

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2007	January 31, 2006

NET SALES	71,324	152,394
Cost of Goods Sold	20,635	18,180

GROSS PROFIT	50,689	134,214

Costs and Expenses
Research and development costs	52,468	60,749
Selling, general and administrative	89,312	118,290
Depreciation and Amortization	70,864	72,261

Total costs and expenses	212,644	251,300

Operating loss	(161,955)	(117,086)

Other income (expense):
Interest income	182	243
Interest expense	(2,296)	(2,213)

Total other income (expense)	(2,114)	(1,970)

Net loss before income tax provision	(164,069)	(119,056)

Tax expense	-	-
Refundable tax credit	5,422	5,468

Net loss	$(158,647)	$(113,588)

Loss per share - basic and diluted	(0.0003)	(0.0002)
Weighted average shares outstanding -	497,518,363	479,175,623
basic and diluted

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2007	January 31, 2006
Cash Flows from Operating Activities:
Net loss	$(158,647)	$(113,588)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	70,864	72,261
Changes in assets and liabilities
Accounts receivable	(7,640)	(4,982)
Inventories	-	-
Prepaid expenses and other current assets	(36,232)	(72,872)
Accounts payable, accured expenses and customer credits	50,074	86,129
Net cash used by operating activities	(81,581)	(33,052)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of stock	60,000	150,000
Proceeds from notes payable	39,000	-
Payment of notes payable	-	(12,000)
Net cash provided by financing activities	99,000	138,000

Net increase (decrease) in cash and cash equivalents	17,419	104,948
Cash and cash equivalents, beginning of the period	6,559	539
Cash and cash equivalents, end of the period	$23,978	$105,487

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2007 we had an accumulated deficit of $5,810,006. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur operating losses through the current fiscal year.  We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenue declined 53% for the quarter ending January 31, 2007 to $71,324 vs. $152,394 in the year ago quarter ending January 31, 2006.   This decrease was primarily due to the termination of a technical service agreement that ended in January of 2006. Sales in our retail Asta Factor line of products was 71,324 for the first quarter versus 80,381 in the year ago quarter which was a decline of 11.3%.  This decline was due to delayed purchases of a large buyer which have now occurred in the second quarter of this year and will be reflected in higher revenues than the year ago period.

Cost of Sales.  Cost of goods sold was $20,635 for the quarter ending January 31, 2007 versus $18,180 in the quarter ending January 31, 2006.

Research and Development Costs.  Research and development costs decreased to $52,468 for the quarter ending January 31, 2007 versus $60,749 for the quarter ending January 31, 2006, a decrease of approximately 14%.  The decrease was primarily due to the ending of a technical service agreement that was terminated in January of 2006.

Selling, General and Administrative Expenses.   These expenses declined approximately 24% to $89,312 in the quarter ending January 31, 2007 as compared with $118,290 in the quarter ending January 31, 2006.  This reduction was due to general cost cutting measures, primarily in the area of salaries. It is expected that such expenses will rise in future periods as the Company begins to institute a new marketing plan.

Interest Expense.  For the quarters ended January 31, 2007 versus 2006, interest expense was $2,114 and $1,970. This increase was due to a slightly higher level of borrowing by the Company during the first quarter of 2007 compared to the first quarter of 2006. In addition interest expense increased because the Company began interest accrual on a note due to a related party. The interest in question was previously halted, and while we believe that such interest may ultimately be forgiven, there is no definitive agreement in place to that effect. As such we began to accrue interest as a contingency.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

In December 2006 the Company issued a total of 8,571,428 shares of common stock to private investors at a price of $0.007 per share.  These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

REPORTS ON FORM 8-K

(i) January 5, 2006 reporting other events, specifically the Company’s internal reorganization and management change.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MERA PHARMACEUTICALS, INC

Dated: March 18, 2007	By: /s/ Gregory F. Kowal______
Gregory F. Kowal
Chief Executive Officer

.