Form 10QSB
period 2007-04-30
MERA PHARMACEUTICALS INC
filed 2007-06-12
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Or

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

Commission File Number:  333-107716

MERA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3683628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

73-4460 Queen Ka'ahumanu Highway, Suite 110 Kailua-Kona, Hawaii 96740 (808) 326-9301
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [  ]

510,369,915 shares of $0.0001 par value common stock outstanding as of April 30, 2007.

80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2007.

974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2007.

Mera Pharmaceuticals, Inc.

Form 10-QSB

For the Quarter Ended April 30, 2007

Contents

Page
Part I - Financial Information

Item 1: Financial Statements

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2: Management's Plan of Operation

Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Controls and Procedures	9

Part II - Other Information

Item 1: Legal Proceedings	9

Item 2: Changes In Securities	9

Item 3. Defaults Upon Senior Securities	9

Item 4: Submission of Matters to a Vote of Security Holders	9

Item 5: Other Information	9

Item 6: Exhibits and Reports on Form 8-K	9

Signature	10

Certifications	Exhibits

Mera Pharmaceuticals, Inc.
Condensed Balance Sheet

April 30, 2007
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,124
Accounts receivable	6,093
Tax receivable	27,291
Prepaid expenses and other current assets	36,700
Total current assets	76,208
Plant and equipment, net	2,236,880
Other assets, net of accumulated amortization of $49,920	12,480
Total Assets	$ 2,325,568
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and customer credits	$ 327,278
Notes payable - related parties	85,336
Total Current Liabilities	412,614
Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 510,369,915 shares issued
and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(5,874,828)
Total stockholders' equity	1,912,954
Total Liabilities and Stockholders' Equity	$ 2,325,568

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations

Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
April 30,	April 30,	April 30,	April 30,
2007	2006	2007	2006
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$ 135,169	$ 69,450	$ 206,493	$ 221,844
Cost of goods sold	3,714	11,129	24,349	30,646
GROSS PROFIT	131,455	58,321	182,144	191,198
Operating Expenses
Selling and administrative expenses	80,144	112,808	169,458	221,925
Research and development costs	47,338	36,831	99,806	105,466
Depreciation and amortization	70,864	72,261	141,727	144,522
Total operating expenses	198,346	221,900	410,991	471,913
Operating loss	(66,891)	(163,579)	(228,847)	(280,715)
Other income (expense)
Interest income	162	639	344	881
Other income	-	2,179	-	2,179
Interest expense	(2,109)	(2,364)	(4,405)	(4,526)
Total other income (expense)	(1,947)	454	(4,061)	(1,466)
Net income (loss) before provision for income taxes	(68,838)	(163,125)	(232,908)	(282,181)
Provision for income taxes	-	-	-	-
Refundable tax credit	5,174	2,608	10,596	8,076
NET INCOME (LOSS)	$ (63,664)	$ (160,517)	$ (222,312)	$ (274,105)
Net income (loss) per common share	$ (0.0001)	$ (0.0003)	$ (0.0004)	$ (0.0006)
Weighted average shares outstanding	505,869,915	479,175,623	501,648,251	477,263,170

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$ (222,312)	$ (274,105)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	141,727	144,522
Changes in current assets and liabilities:
Accounts receivable	(17,875)	7,422
Prepaid expenses and other current assets	(28,477)	(49,334)
Accounts payable, accrued expenses, and customer
credits	45,866	46,008
Net Cash Used in Operating Activities	(81,071)	(125,487)
Cash flows From Financing Activities
Proceeds from issuance of stock	60,000	150,000
Proceeds from related party loans	39,000	-
Payment of related party loans	(19,000)	(12,000)
Net Cash Provided by Financing Activities	80,000	138,000
Net increase in cash and cash equivalents	(1,071)	12,513
Cash and cash equivalents - beginning of period	7,195	539
Cash and cash equivalents - end of period	$ 6,124	$ 13,052
Non-Cash Investing and Financing Activities
Conversion of accounts payable to common stock	$ 81,218	$ -
Supplemental Cash Flow Information
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the condensed financial statements and footnotes thereto for the year ended October 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Condensed Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2. Notes Payable – Related Parties

Notes payable – related parties consists of the following as of April 30, 2007:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity, however no demand for payment has been made.	$41,936
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates. Certain of these notes are currently past maturity, however no demand for payment has been made.	43,400
Total notes payable, related parties	$85,336

Total interest expense on notes payable – related parties was $2,109 and $2,364 for the three months ended April 30, 2007 and 2006, respectively, and $4,405 and $2,364 for the six months ended April 30, 2007 and 2006, respectively.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2007 we had an accumulated deficit of $5,874,828. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur operating losses through the current fiscal year.  We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenues for the quarter ended April 30, 2007 were $135,169 as compared to $69,450 for the equivalent period in 2006, an increase of 96%.

The increase was due to management strategies which are aimed at long term steady growth in multiple areas.  Specifically, in two areas:  Sales of our Asta Factor line of products and research contract services using Mera’s patented growth modules with third parties for fee’s and success based incentives.  The company has contracted with an entity that should fuel revenue through the end of the fiscal year ending October 2007 with the possibility of a extension of service.  The company is also in current negotiations with another entity to use our facility either in conjunction with or separate from the current contract.  The company also expects to introduce a new product early in the fourth quarter of 2006 which is expected to further increase revenue in the future.

From an operational basis, excluding Depreciation and Amortization, Mera had a operating profit of $2,026 which is the first operating profit in the company’s history.  While nominal in dollars, the trend continues to improve even though there will be fluctuations in future quarterly earnings and revenues.

Cost of Sales.  Cost of goods sold was $3,714 for the quarter ending April 30, 2007 versus $11,129 in the same quarter in 2006, a decrease of 67%. Gross profit margins from sales of product for the quarter were approximately 97%, versus 84% for the same period in 2006. The decrease in cost of goods sold, and the corresponding increase in gross profit margin, was due primarily to a greater percentage of in direct retail sales, which carry greater profit margins as compared to wholesale revenues.

Research and Development Costs.  Research and development costs were $47,338 for the quarter ending April 30, 2007. This was an increase if approximately 29% over the $36,831 that was incurred for the same period in the prior year. The increase was due to the above mentioned contract services research project. These expenses will rise over the next few quarters as we increase the amount of work under contract.

Selling, General and Administrative Expenses.   In the quarter ended April 30, 2007 as compared to the same period during the prior year, selling, general and administrative costs declined from $112,808 to $80,144 or approximately 29%. The reduction was due to general cost cutting measures, primarily in the area of salaries. It is expected that such expenses will rise in future periods as the Company begins to grow its businesses and add new employees to its staff.

Interest Expense.  For the quarters ended April 30, 2007 and 2006, interest expense was $2,109 and $2,364, respectively. This decrease was due to a slightly lower level of borrowing by the Company during the second quarter of 2007 compared to the same period in 2006.

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

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

In March 2007 the Company issued a total of 8,100,000 shares of common stock to a vendor in satisfaction of amounts payable at a price of $0.01 per share.  This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

MERA PHARMACEUTICALS, INC.

Dated: June 12, 2007	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer