Form 10QSB
period 2007-07-31
MERA PHARMACEUTICALS INC
filed 2007-09-14
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

Or

[  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

MERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in charter)

Delaware	333-107716	04-3683628
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

73-4460 Queen Ka'ahumanu Highway, Suite 110 Kailua-Kona, Hawaii 96740
(Address of principal executive offices)

(808) 326-9301
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]       NO  [  ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  [X]       NO  [  ]

510,369,915 shares of $0.0001 par value common stock outstanding as of July 31, 2007

80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2007

974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2007

Mera Pharmaceuticals, Inc.

Form 10-QSB
For the Quarter Ended July 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

July 31, 2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,779
Accounts receivable, net	7,409
Prepaid expenses and other current assets	37,251
TOTAL CURRENT ASSETS	63,439
PROPERTY, PLANT, AND EQUIPMENT, NET	2,176,802
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $53,040	9,360
TOTAL ASSETS	$2,249,601
LIABILITIES AND SHARHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and accrued liabilities	$343,234
Notes payable - related party	77,336
TOTAL CURRENT LIABILITIES	420,570
SHAREHOLDERS' EQUITY
Convertible preffered stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 510,369,915 shares issued and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(5,958,751)
TOTAL SHAREHOLDERS' EQUITY	1,829,031
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,249,601

The accompanying notes are an integral part of these financial statements.

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended July, 31, 2007	Three Months Ended July, 31, 2006	Nine Months Ended July, 31, 2007	Nine Months Ended July, 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$131,608	$72,792	$338,102	$294,636
Cost of goods sold	17,670	19,161	42,019	49,807
GROSS PROFIT	113,938	53,631	296,083	244,829
Operating Expenses
Selling and administrative expenses	83,165	81,659	252,453	303,585
Research and development costs	45,979	26,464	145,954	131,930
Depreciation and amortization	70,864	70,687	212,591	215,209
Total operating expenses	200,008	178,810	610,998	650,724
Operating loss	(86,070)	(125,179)	(314,915)	(405,895)
Other income (expense)
Interest	126	43	469	924
Other income	-	-	-	2,179
Interest expense	(2,452)	(667)	(6,857)	(5,193)
Total other income (expense)	(2,326)	(624)	(6,388)	(2,090)
Net loss before tax provision	(88,396)	(125,803)	(321,303)	(407,985)
Provision for income taxes	-	-	-	-
Refundable tax credit	4,473	2,069	15,069	10,145
NET LOSS	(83,923)	(123,734)	(306,234)	(397,840)
Net loss per common share	(0.0002)	(0.0003)	(0.0006)	(0.0008)
Weighted Average Shares Outstanding	510,369,915	480,037,506	478,191,349	478,191,349

The accompanying notes are an integral part of these financial statements.

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(306,234)	$(397,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accumulated depreciation and amortization	212,591	215,209
Expenses paid with common stock	0	0
Changes in current assets and liabilities:
Accounts receivable	(20,502)	1,108
Prepaid expenses and other current assets	(1,101)	(30,686)
Accounts payable, accrued expenses, and accrued	63,132	30,971
liabilities
Net Cash Used in Operating Activities	(52,114)	(181,237)
Cash Flows from Investing Activities
Purchases of fixed assets	(7,666)	-
Net Cash Uded in Investing Activities	(7,666)	-
Cash flows From Financing Activities
Proceeds from issuance of stock	60,000	250,000
Proceeds from related party notes payable	51,000
Payment of related party notes payable	(39,000)	(14,523)
Net Cash Provided by Financing Activities	72,000	235,477
Net increase (decrease) in cash and cash equivalents	12,220	54,240
Cash and cash equivalents - beginning of period	6,559	539
Cash and cash equivalents - end of period	$18,779	$54,779
Non-Cash Investing and Financing Activities
Conversion of accounts payable to common stock	$81,218	$-
Supplemental Cash Flow Information
Interest Paid	$2,107	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the condensed financial statements and footnotes thereto for the year ended October 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Condensed Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2. Notes Payable – Related Parties

Notes payable – related parties consists of the following as of July 31, 2007:

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

Total interest expense on notes payable – related parties was $1,676 and $667 for the three months ended July 31, 2007 and 2006, respectively, and $6,081 and $4,547 for the nine months ended July 31, 2007 and 2006, respectively.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2007 we had an accumulated deficit of $5,958,751. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur operating losses through the current fiscal year.  We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenues for the quarter ended July 31, 2007 were $131,608 as compared to $72,792 for the equivalent period in 2006, an increase of 81%.

The increase was due primarily to a technical service contract project we completed for another entity. This project is expected to run through October 2007, at which time a review will be completed as to feasibility.  If the project is deemed successful, the project may be extended for a additional 12-18 months.

Cost of Sales.  Cost of goods sold was $17,670 for the quarter ending July 31, 2007 versus $19,161 in the same quarter in 2006, a decrease of 8%. Gross profit margins for the quarter were approximately 86%, versus 73% for the same period in 2006. The decrease in cost of goods sold, and the corresponding increase in gross profit margin, was due primarily to a greater percentage of in direct retail sales, which carry greater profit margins as compared to wholesale revenues.

Research and Development Costs.  Research and development costs were $45,979 for the quarter ending July 31, 2007. This was an increase if approximately 74% over the $26,464 that was incurred for the same period in the prior year. The increase was primarily due to the above mentioned technical service contract mentioned above and preliminary expenses incurred for a new product launch expected by the end of September.

Selling, General and Administrative Expenses.   In the quarter ended July 31, 2007 as compared to the same period during the prior year, selling, general and administrative costs increased from $81,659 to $83,165, or approximately 2%. The increase was due to merit raises to key employees. It is expected that such expenses will continue to rise in future periods as the Company begins to institute a new marketing plan.

Interest Expense.  For the quarters ended July 31, 2007 and 2006, interest expense was $2,452 and $667, respectively. This increase was due to a higher level of borrowing by the Company during the third quarter of 2007 compared to the same period in 2006.

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

MERA PHARMACEUTICALS, INC.

Dated: September 14, 2007	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer