Form 10KSB
period 2007-10-31
MERA PHARMACEUTICALS INC
filed 2008-02-14
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

MERA PHARMACEUTICALS, INC. (the "Company" or "Mera")

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Mera Pharmaceuticals' revenues for its most recent fiscal year: $470,379

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Electronic Bulletin Board, as of October 31, 2007 is $4,048,263.

The number of shares outstanding of common equity, as of October 31, 2007, was 510,369,915 shares of Common Stock, $0.0001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

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

Microalgae are a diverse group of microscopic plants estimated to consist of more than 30,000 species. They have a wide range of physiological and biochemical characteristics. Microalgae produce many different substances and bioactive compounds that have existing and potential applications in a variety of commercial areas, including human nutrition, pharmaceuticals, and other high value commodities such as bio-diesel.

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

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR(R), a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution at an affordable cost and introduce SALMON ESSENTIALS, a proprietary combination of astaxanthin and Omega-3 fatty acids.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR(R) AND SALMON ESSENTIALS while preserving margins. We also hope to develop and introduce additional microalgae-based nutritional products to the marketplace.

We face significant potential competition for ASTAFACTOR(R). We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition as well, although at present we are not aware of a product that combines the same ingredients as SALMON ESSENTIALS in a single product.

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

Government regulation and product testing are strong factors in the markets for the products we are developing and producing. Our products are subject to regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries and may require extensive testing for safety and efficacy before being released for sale.

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

We began sales of ASTAFACTOR(R) in Hawaii on March 30, 2000. Our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. The Company has maintained its focus in the Hawaiian market, which offers sufficient revenue potential to support the cost of broader domestic retail distribution. We are also devoting greater energy to international markets, which our information indicates are generally much more receptive to these kinds of products. We are also increasing our emphasis on private label sales. This distribution channel offers lower margins than branded product sales, but it does not involve advertising and marketing expenses, which are born by the private label seller. As a result, this channel can contribute meaningfully to profitability. The Company has also begun to pursue the sale of raw materials, the extract and beadlet forms of astaxanthin, to end users that incorporate these materials into products that they make and distribute.

(2)

SALMON ESSENTIALS

During  year 2004 the Company introduced an extension of its ASTAFACTOR(R) line, Salmon Essentials. This new product offers a unique combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR(R) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health.  Omega-3s also help reduce inflammation, adding to that important benefit of ASTAFACTOR(R).

We began marketing SALMON ESSENTIALS(TM) during 2004, launching the product initially through our Hawaiian retail distribution system.  We have also made SALMON ESSENTIALS(TM) available through our web site. The Company is currently contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

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

1)  INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current products, ASTAFACTOR(R) and SALMON ESSENTIALS(TM), by expanding distribution within Hawaii as well as internationally through a variety of sales channels. It appears that awareness of the benefits of astaxanthin is growing in the marketplace, and once the benefits of our products are more fully understood by the general public, we will re-focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last fiscal years, the Company has spent approximately $201,336 on research and development activities, none of which was borne directly by our customers.

MARKETING AND SALES

The Company's marketing strategy for its nutraceutical products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

1.

CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL AND INTERNATIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. The Company currently markets ASTAFACTOR(R) AND SALMON ESSENTIALS(TM) to mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute internationally.

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

COMPETITORS FOR ASTAFACTOR.(R) There are various other producers of astaxanthin that compete with ASTAFACTOR(R), our nutraceutical astaxanthin product. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market.

Potential competitors include producers of the synthetic material as well.  However, to our knowledge neither BASF, a large German chemical company, nor Hoffman-LaRoche, a large Swiss pharmaceutical company, both large global producers of synthetic astaxanthin, has indicated an interest in this market.

Furthermore, we believe that consumers of nutraceuticals prefer products from natural sources to those from synthetic sources. We are aware of other companies that are interested in or are actually marketing nutraceutical astaxanthin which use a fermentation process.  We believe our production process has cost or quality advantages or both over  those other companies.

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

KONA SEA SALT(TM)

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

 Any products we develop for use in human nutrition,  or cosmetics could require that we develop and adhere to Good Manufacturing Practices ("GMP"), as suggested by the FDA, European standards and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our contract extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when necessary.

The Company currently distributes ASTAFACTOR(R) AND SALMON ESSENTIALS(TM) in the United States, and in certain foreign countries.  We also hope to expand our distribution internationally. Regulatory approval requirements vary by country. We believe the approval process for ASTAFACTOR(R) in most countries will come under their "natural" status and that it will be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES.  As of October 31, 2007, the Company had five (5) full-time employees and various part time help as needed.  We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 2.

DESCRIPTION OF PROPERTIES.

Our research, development and production facilities are located in the Hawaii Ocean Science and Technology (HOST) Business Park in Kailua-Kona, Hawaii. Our facility currently consists of approximately five acres containing a number of MGMs, finishing ponds, a processing facility, several laboratories, administrative offices and additional space for production and research and development. All our products are currently produced at this facility. We have recently completed negotiations to acquire additional acreage adjacent to our facility, which will enable us to increase our production capacity as demand for our products and services increases.

We currently occupy this facility on a month-to-month basis, but we have reached agreement on a long-term lease that requires finalizing and execution.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to matters to a vote of security holders during the fourth quarter of our 2007 fiscal year.

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

PERIOD	CLOSING PRICE
FISCAL 2007
First Quarter	$ 0.0063
Second Quarter	$ 0.02
Third Quarter	$ 0.01
Fourth Quarter	$ 0.008

As of October 31, 2007, we had approximately 688 record holders of our 510,369,915 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately, 48,000,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2007, 12,430,000 of the options had vested.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2007, we had an accumulated deficit of  $5,973,625. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses for the 2008 fiscal year and perhaps beyond. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

INVENTORIES

Inventories are stated at the lower of cost or market. The Company determines cost on a first-in, first-out basis. On an ongoing basis, the company tests its inventory for obsolescence. During 2004 the Company began recording an allowance for excess inventory, reflecting the fact that we may not be able to sell  inventory that we have on hand if we do not increase our rate of sales.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2006

REVENUES.  During the years ended October 31, 2007 and 2006, product and technical services revenue totaled $470,379 and $386,757 respectively, resulting in an increase of 22%. During fiscal 2007, these sales were generated principally through direct sales and a technical service contract. A small portion of sales were attributed to international distribution of our products and some sales of raw materials.

EXPENSES.  Overall operating expenses were $529,350 in 2007 compared with $610,399 in fiscal 2006, a decline of 13.3%. This reduction resulted principally from continuing efforts to control costs.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R) and SALMON ESSENTIALS, as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to better inventory management and product mix.  Cost of product sold in 2007 was $59,050 versus$ 63,199 in 2006, a decline of 7%.

RESEARCH AND DEVELOPMENT COSTS.  Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed.  Research and development costs for the year ended October 31, 2007 were $201,336 as compared to $166,940 for fiscal 2006.  This represents a 20.6% increase due to a technical service agreement that the company was engaged in during most of fiscal year 2007.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to our various product lines. General and administrative expenses for the fiscal year 2007 were $328,014 versus $443,399 in 2006, a decline of 26%.  This decrease was due to the company's continuing efforts to control overhead costs.

INTEREST EXPENSE.  For the years ended October 31, 2007 and 2006, interest expense was $8,472 and $6,063, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt.  The total amount of debt increased in 2007 due to increased short term borrowing.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY.  There were no changes to the provisions during the fiscal year ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2007 and 2006, we raised approximately $60,000 and $250,000 respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2007 we had an accumulated deficit of $5,973,625. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur smaller operating losses through at least fiscal year 2008. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE CAPITAL NECESSARY

TO SUPPORT OUR PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES AND TO

MANUFACTURE AND MARKET OUR PRODUCTS.

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $150,000.00 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

•

market acceptance of our products;

•

our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of our ASTAFACTOR(R) line of products;

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

Our business currently depends on key distribution relationships in Hawaii.  These customers currently purchase approximately 35% of the natural astaxanthin products we sell, with the remainder being sold to smaller retail accounts, directly to consumers or internationally. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training.  During this transition, the size of our organization increased rapidly.  During the Company's reorganization, the size of our organization decreased again. We expanded our employee base nominally during fiscal year 2007 and expect to rationally expand during fiscal year 2008 in both sales staff and production assuming revenues continue to expand with increased demand for our products. If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

We are exploring expanding our nutraceuticals product line. The success of our nutraceuticals product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP, as and when applicable. We believe the prospects for nutraceutical products  will depend, in the short term, on product quality and education of consumers regarding its benefits. Our ability to penetrate new markets for our natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets outside the United States. We expect the success of our products to depend primarily on our ability to develop and market these new products.

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical markets. We have five years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

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

As of October 31, 2007, our current directors and executive officers, as a group, beneficially owned approximately 53,000,000 of the approximately 506,000,000 shares of our common stock outstanding as of October 31, 2007. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES

WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical  markets is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin product will compete directly with the products of several companies that sell a similar nutraceutical product. At least three companies that we are aware of have a product like ours. We expect that our nutraceutical astaxanthin product will compete on the basis of product quality, price, efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

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

The ASTAFACTOR(R) AND SALMON ESSENTIALS(TM), our nutraceutical astaxanthin products, are being distributed internationally already and are likely to be distributed in others. Regulatory approvals in foreign markets vary by country.  We believe the approval process for these products will generally come under their "natural product" status and be approved relatively quickly. However, we can provide no assurances in this regard.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of February 12, 2008 we had 510,369,915 shares of common stock outstanding. Of these shares, approximately 350,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

ITEM 7.

FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2007 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2007 and 2006, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2007 or 2006.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME	AGE	POSITION
Gregory F. Kowal	59	Chief Executive Officer (2), Secretary and Director
Kenneth Crowder	69	Director, Chief Operating Officer
Daniel P. Beharry	55	Director (2) (1)
Sonolynne N. Flores	49	Vice-President and General Manager of the Operations and Production Facility
Melanie Kelekolio	40	Research Manager

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2007.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F.Kowal, CEO	2007	$0	$0
Gregory F Kowal, CEO	2006	$0	$0
Daniel P Beharry, CEO	2005	$78,750	$0

OPTION GRANTS IN FISCAL 2007

No options were granted to Executive officers in fiscal year 2007.

STOCK OPTIONS EXERCISED DURING FISCAL 2007

No stock options were exercised by the named executive officers of the Company during fiscal 2007.

FISCAL YEAR-END OPTION VALUES

The total value of executive and officer’s unexercised vested options as of October 31, 2007, was $63,000.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2007.

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

1.

Applicable percentage of beneficial ownership is based on shares outstanding as of January 27, 2007. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

2.

This amount includes 3,125,000 shares that Mr. Crowder has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising stock options.

3.

This amount includes 13,381,121 shares held by Mr. Beharry's spouse (directly or indirectly), plus 170,000 shares that Mr. Beharry has the right to acquire by exercising common stock warrants that he holds and 14,883,750 shares that Mr. Beharry has the right to acquire by exercising stock options within sixty days from the date of this report on Form 10-KSB.

4.

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

Hawaii, on February 12, 2008.

MERA PHARMACEUTICALS, INC.

By:	/s/ Gregory F. Kowal
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

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Mera Pharmaceuticals, Inc. as of October 31, 2007 and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended October 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2007 and the results of its operations and its cash flows for the years then ended 2007 and 2006 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

January 29, 2008	By:	/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida

Mera Pharmaceuticals, Inc.

Balance Sheet

October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,704
Accounts receivable, trade and other, net	8,474
Other current assets	17,819
Total current assets	38,997
Plant and equipment, net	2,180,848
Other assets, net of accumulated amortization of $43,680	6,240
Total Assets	$2,226,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$346,592
Notes payable - related parties	65,336
Total current liabilities	411,928
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 510,369,915 shares issued and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(5,973,625)
Total stockholders' equity	1,814,157
Total Liabilities and Stockholders' Equity	$2,226,085

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.

Condensed Statements of Operations

	Twelve Months Ended	Twelve Months Ended
	October 31,	October 31,
	2007	2006
NET SALES	$470,379	$386,757
Cost of goods sold	59,050	63,199
GROSS PROFIT	411,329	323,558
Operating Expenses
Selling and administrative expenses	328,014	443,399
Research and development costs	201,336	166,940
Depreciation and amortization	212,882	231,339
Total operating expenses	742,232	841,678
Operating loss	(330,903)	(518,120)
Other income (expense)
Interest income	555	1,233
Other income	-	2,179
Interest expense	(8,472)	(6,063)
Total other income (expense)	(7,917)	(2,651)
Net loss before tax provision	(338,820)	(520,771)
Refundable tax credit	16,554	12,364
NET LOSS	$(322,266)	$(508,407)
Net loss per common share	$(0.0006)	$(0.0011)
Weighted Average Shares Outstanding	506,032,913	482,039,694

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.

Statements of Changes in Stockholders' Equity

	Stock
	Convertible Preferred			Common
	Series A Shares	Series B Shares	Amount	Shares	Amount	Additional Paid - In Capital	Accumulated (Deficit)	Equity (Deficit)
Balance at October 31, 2005	80	974	$2	467,637,161	$46,764	$7,332,579	$(5,142,952)	$2,236,393
Issuance of common shares at $0.013 per share				3,846,154	385	49,615		50,000
Issuance of common shares at $0.013 per share				7,692,308	769	99,231		100,000
Issuance of common shares at $0.00765 per share				13,071,895	1,307	98,693		100,000
Issuance of common shares at $0.0113 per share				1,233,192	123	13,846		13,969
Issuance of common shares at $0.0149 per share				217,777	22	3,229		3,251
Loss for the year ended October 31, 2006							(508,407)	(508,407)
Balance at October 31, 2006	80	974	$2	493,698,487	$49,370	$7,597,193	$(5,651,359)	$1,995,204
Issuance of common shares at $0.007 per share				8,571,428	857	59,143		60,000
Issuance of common shares in satisfaction of debt				8,100,000	810	80,409		81,219
Loss for the year ended October 31, 2007							(322,266)	(322,266)
Balance at October 31, 2007	80	974	$2	510,369,915	$51,037	$7,736,744	$(5,973,625)	$1,814,157

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Cash Flows from Operating Activities:
Net loss	$(322,266)	$(505,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	213,528	230,693
Common stock issued in exchange for services	-	13,969
Common stock issued in satisfaction of accounts payable	81,219
Changes in operating Assets and Liabilities:
Accounts receivable	7,798	4,088
Other current assets	1,000	(18,817)
Accounts payable, accured expenses, and customer credits	(25,605)	60,831
Other current liabilities	-	11,855
Net cash used by operating activities	(44,326)	(202,674)
Cash Flows from Investing Activities:
Purchases of fixed assets	(9,529)	(29,306)
Net cash used by investing activities	(9,529)	(29,306)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	60,000	250,000
Repurchase of common stock	-	-
Proceeds from notes payable	52,100	-
Payment of notes payable	(52,100)	(12,000)
Net cash provided by financing activities	60,000	238,000
Net increase (decrease) in cash and cash equivalents	6,145	6,020
Cash and cash equivalents, beginning of the period	6,559	539
Cash and cash equivalents, end of the period	$12,704	$6,559
Cash paid for taxes	$-	$-
Cash paid for interest	$2,487	$-
Supplemental cash flow information
Non cash financing activities
Common stock issued for payment of expenses due to related parties	$-	$-
Common stock issued in satisfaction of sales consignment agreement with a related party	$-	$-
Common stock issued for payment of services rendered by related parties	$-	$13,969
Common stock issued in satisfaction of accounts payable	$81,219	$-

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

Inventories -- Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At October 31, 2007, inventories consisted of $742,736 of work in process, $62,283 of finished goods and $7,958 of raw materials.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $812,977.

Revenue Recognition -- Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt. The Company believes that these policies conforms to the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

Preferred Stock  -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2007, 1,054 shares of preferred stock were issued and outstanding.

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

Loss Per Share -- The Company computed basic and diluted loss per share amounts for October 31, 2007 and 2006 pursuant to the SFAS No. 128, “Earnings per Share.”  The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Recent Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value  measurements.  SFAS 157 defines  fair  value,  establishes  a  framework  for  measuring  fair  value in generally accepted  accounting  principles,  and expands  disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit  fair value  measurements  and does not  require  any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements  made in fiscal  years  beginning  after  November  15,  2007.  The adoption of this  statement  is not  expected  to have a material  effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial  Accounting  Standards  Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment  of FASB  Statement  No. 115".  This  statement  permits entities to choose to measure many financial instruments and certain other items at fair  value.  Most of the  provisions  of SFAS No. 159 apply only to entities that  elect the fair  value  option.  However,  the  amendment  to SFAS No.  115 "Accounting for Certain  Investments in Debt and Equity  Securities"  applies to all entities with  available-for-sale  and trading  securities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early  adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements".  The adoption of this  statement  is not expected to have a material  effect on the  Company's financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that  nonrefundable   advance  payments  for  future  research  and  development activities  be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original FASB Statement No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS 141(R) will have on its results of operations and financial condition.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,974,000 through the year ended October 31, 2007.  The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $10,127 was payable under this agreement as of October 31, 2007.

4. INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2007, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2007 and 2006 consist of the following:

October 31,
	2007	2006
Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance Benefit of operating loss carryforward	(129,000) 129,000	(203,000) 203,000
Provision (benefit) for income taxes, net	$-	$-

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2007	2006
Net operating loss carry- forwards expiring after the year 2009	$8,400,000	$8,200,000
Deferred income tax asset	$8,400,000	$8,200,000

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2007	2006
Deferred tax assets
Current	$-	$-
Non-current	8,400,000	8,200,000
	8,400,000	8,200,000
Less valuation allowance	(8,400,000)	(8,200,000)
Net deferred income tax asset	$-	$-

At October 31, 2007, the Company has available net operating loss carry forwards of approximately $21,000,000 that expire in various years beginning in 2009 through 2026.

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2007, the Company has approximately $20,000 in QHTB tax credit refunds receivable.

6. NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2007:

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

Total interest expense on notes payable – related parties was $8,472 and $6,063 for the years ended October 31, 2007 and 2006, respectively.

7. COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The following is a summary of the Company’s outstanding common stock purchase warrants as of October 31, 2007:

Exercise Price	Outstanding at October 31, 2006	Issued	Exercised	Outstanding at October 31, 2007
$0.05	2,080,000	-	-	2,080,000
	2,080,000	-	-	2,080,000

The Company has reserved a sufficient number of shares of its authorized common stock for issuance upon exercise of the outstanding warrants.

8. STOCK BASED COMPENSATION

On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. As of October 31, 2007, approximately 12,400,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. During the year ended October 31, 2007, terminated employees who elected not to exercise forfeited approximately 13,800,000 options.  The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. However, compensation cost for stock option grants to the Company’s employees would still be determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and the corresponding  decrease in net income disclosed. As no options were issued during the fiscal year ended October 31, 2007, no such computation is included herewith.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2007:

	Number of Shares	Exercise Price
Options outstanding, November 1, 2005	48,426,800	$-
Options granted	-	0.010
Options exercised	(60,750)	0.010
Options forfeited	(35,936,050)	0.010
Options outstanding, October 31, 2007	12,430,000	0.010

Options to purchase 12,430,000 shares were exercisable at October 31, 2007.

9. PROPERTY, PLANT AND EQUIIPMENT, NET

Property, Plant and Equipment is as follows:

October 31, 2007
Plant	2,649,423
Equipment	721,708
3,371,131
Accumulated depreciation	(1,190,283)
2,180,848

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10. INTANGIBLE ASSETS

The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expire in 2008. During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2007 the Company recognized amortization expense of $12,480.  Estimated amortization expense for each of the years ended October 31, is as follows:

2008:

$ 6,240

11. SUBSEQUENT EVENTS

On November 9, 2007, the Company entered into an amended and restated license agreement with HR BioPetroleum, Inc (HRBP), a Delaware corporation. The agreement grants HRBP access and use of the Companies facilities for eighteen months to perform a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company.

Between November 2007 and January 2008, an officer loaned the Company a total of $43,000, of which $24,000 has been repaid. Interest is to accrue at 8% per annum and the loans are to mature at various times in 2008.