Form 10QSB/A
period 2007-04-30
MERA PHARMACEUTICALS INC
filed 2008-03-03
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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

MERA PHARMACEUTICALS, INC.

Dated: March 3, 2008	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer