Form 10KSB/A
period 2007-10-31
MERA PHARMACEUTICALS INC
filed 2008-03-03
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

MERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	033-23460	04-3683628
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

INDEX OF EXHIBITS

2.1*	Plan Confirmation Hearing and Debtor's Plan of Reorganization
2.2**	Certificate of Merger Merging Aquasearch, Inc., a Colorado Corporation, into Mera Pharmaceuticals, Inc., a Delaware Corporation
2.3**	Certificate of Merger Merging Aqua RM Co, Inc. into Mera Pharmaceuticals, Inc.
3.1**	Certificate of Incorporation
3.2###	Certificate of Designation of Series A Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.3###	Certificate of Designation of Series B Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof
3.4**	Bylaws
4.1+	Form of 1996 Bridge Loan Note
4.2+	Form of 1997 Warrant
4.3++	Form of Convertible Note
4.4++	Form of Warrant
4.5++	Form of Note and Warrant Purchase Agreement
4.6#	Form of Promissory Note
10.1#	Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996 (terminated)
10.2#	Stock Subscription Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996
10.3+	The Amended Keahole Point Facilities Use Agreement dated August 22, 1996 by and between The National Energy Laboratory of Hawaii Authority and Aquasearch, Inc.
10.4$	Letter of Intent between C. Brewer and Company Limited and Aquasearch, Inc.

10.5##	Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated June 14, 1999
10.6$$	Common Stock Purchase Agreement (including Form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.7$$	Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.8###	Sublease between the Company and Ancile Pharmaceuticals, Inc., dated July 31, 2002.
10.9$$$	Technical Services Contract, dated November 9, 2002, between the Company and Hainan Sunshine Marine Bioengineering Co., Ltd.
16.1***	Letter Regarding Change in Certifying Accountant. Ernst & Young Letter, dated January 24, 2002
16.2***	Letter Regarding Change in Certifying Accountant. Company Letter, dated January 16, 2002
16.3****	Letter Regarding Change in Certifying Accountant. Buttke, Bersch & Wanzek letter dated September 9, 2003
16.4*****	Letter Regarding Change in Certifying Accountant. Buttke, Bersch & Wanzek letter dated October 29, 2003
23.1###	Consent of Buttke, Bersch & Wanzek, P.C., independent auditors
23.2	Consent of Buttke, Bersch & Wanzek, P.C., independent auditors
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, dated July 3, 2002
**	Incorporated by reference to the exhibits filed to the exhibits of our Current Report on Form 8-K, dated July 30, 2002.
***	Incorporated by reference to the exhibit filed with out Current Report on Form 8-K, dated January 24, 2002
****	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated September 5, 2003.
*****	Incorporated by reference to the exhibit filed with the amendment to our Current Report on Form 8-K A filed on November 13. 2003.
+	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996
++	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-B filed October 28, 1998
+++	Previously filed
#	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996
##	Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed November 9, 1999
$	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, dated November 13, 1996
$$	Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000
$$$	Incorporated by reference to the exhibit filed with our Report on Form 10-QSB filed March 24, 2003
###	Incorporated by reference to the exhibit filed with our registration statement filed on Form SB-2/A dated December 11, 2003.

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).
32	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically)

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on January 6, 2006 describing a change in the organization of the Company and the appointment of Gregory F. Kowal as Chief Executive Officer and the appointment of Daniel P. Beharry as President of the Research and Development Division of the Company.

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/A and authorized this Form 10-KSB/A to be signed on its behalf by the undersigned, in the City of Honolulu, State of Hawaii, on March 3, 2008.

MERA PHARMACEUTICALS, INC.

By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE
/s/ Gregory F. Kowal	Chief Executive Officer, and Director	March 3, 2008
Gregory F. Kowal
/s/ Anthony Applebaum	Principal Financial and Accounting Officer	March 3, 2008
Anthony Applebaum
/s/ Kenneth Crowder	Director	March 3, 2008
Kenneth Crowder
/s/ Daniel P. Beharry	Secretary and Director	March 3, 2008
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

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	October 31, 2007	October 31, 2006
Cash Flows from Operating Activities:
Net loss	$(322,266)	$(508,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	213,528	230,693
Common stock issued in exchange for services	-	17,220
Common stock issued in satisfaction of accounts payable	81,219
Changes in operating Assets and Liabilities:
Accounts receivable	7,162	4,724
Other current assets	138	(17,445)
Accounts payable, accrued expenses, and customer credits	(25,604)	58,686
Other current liabilities	-	11,855
Net cash used by operating activities	(45,823)	(202,674)
Cash Flows from Investing Activities:
Purchases of fixed assets	(9,529)	(27,809)
Net cash used by investing activities	(9,529)	(27,809)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	60,000	250,000
Repurchase of common stock	-	-
Proceeds from notes payable	52,100	-
Payment of notes payable	(52,100)	(12,000)
Net cash provided by financing activities	60,000	238,000
Net increase (decrease) in cash and cash equivalents	4,648	7,517
Cash and cash equivalents, beginning of the period	8,356	539
Cash and cash equivalents, end of the period	$12,704	$8,056
Cash paid for taxes	$-	$-
Cash paid for interest	$2,487	$-
Supplemental cash flow information
Non cash financing activities
Common stock issued for payment of expenses due to related parties	$-	$-
Common stock issued in satisfaction of sales consignment agreement with a related party	$-	$-
Common stock issued for payment of services rendered by related parties	$-	$17,220
Common stock issued in satisfaction of accounts payable	$81,219	$-

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