Form 10QSB
period 2008-01-31
MERA PHARMACEUTICALS INC
filed 2008-03-10
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

MERA PHARMACEUTICALS, INC.

 (Exact name of small business issuer as specified in its charter)

———————

Delaware	033-23460	04-3683628
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii  96740

(Address of Principal Executive Office) (Zip Code)

(808) 326-9301

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

510,369,915 shares of $0.0001 par value common stock outstanding as of January 31, 2008

80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2008
974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2008

Transitional Small Business Disclosure Format (check one): ☒ Yes  ☐ No

Mera Pharmaceuticals, Inc.

Form 10-QSB
For the Quarter Ended January 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Condensed Balance Sheet

(Unaudited)

January 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$13,305
Accounts receivable	9,338
Prepaid expenses and other current assets	47,226
Total current assets	69,869
Plant and equipment, net	2,111,811
Other assets, net of accumulated amortization of $34,320	3,120
Total Assets	$2,184,800
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$396,440
Notes payable - related parties	89,636
Total Current Liabilities	486,076
Contingencies
Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 510,369,915 shares issued
and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(6,089,058)
Total stockholders' equity	1,698,724
Total Liabilities and Stockholders' Equity	$2,184,800

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
NET SALES	130,171	71,324
Cost of Goods Sold	6,064	20,635
GROSS PROFIT	124,107	50,689
Costs and Expenses
Research and development costs	51,066	52,468
Selling, general and administrative	127,900	89,312
Depreciation and Amortization	72,157	70,864
Total costs and expenses	251,123	212,644
Operating loss	(127,016)	(161,955)
Other income (expense):
Interest income	127	182
Other income	8,783	-
Interest expense	(2,441)	(2,296)
Total other income (expense)	6,469	(2,114)
Net loss before income tax provision	(120,547)	(164,069)
Tax expense	-	-
Refundable tax credit	5,115	5,422
Net loss	$(115,432)	$(158,647)
Loss per share - basic and diluted	(0.0002)	(0.0003)
Weighted average shares outstanding -	510,369,915	497,518,363
basic and diluted

See the accompanying notes to the financial statements.

Mera Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Cash Flows from Operating Activities:
Net loss	$(115,432)	$(158,647)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	72,157	70,864
Changes in assets and liabilities
Accounts receivable	(1,390)	(7,640)
Prepaid expenses and other current assets	(9,598)	(36,232)
Accounts payable and accrued liabilities	30,564	50,074
Net cash used by operating activities	(23,699)	(81,581)
Cash Flows from Investing Activities:
Purchases of fixed assets	-	-
Net cash used by investing activities	-	-
Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	60,000
Proceeds from related party notes payable	48,300	39,000
Payment of related party notes payable	(24,000)	-
Net cash provided by financing activities	24,300	99,000
Net increase (decrease) in cash and cash equivalents	601	17,419
Cash and cash equivalents, beginning of the period	12,704	6,559
Cash and cash equivalents, end of the period	$13,305	$23,978

See the accompanying notes to the financial statements.

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2007, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2.

Related Party Transactions

During the three months ended January 31, 2008, the Company borrowed $48,300 from a director and officer, and made repayments of $24,000 to the same individual. Amounts borrowed carry a rate of interest of 12% per annum.

Notes payable – related parties consists of the following as of January 31, 2008:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity, however no demand for payment has been made.	$41,936
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates through March 26, 2006. Notes are currently past maturity; however no demand for payment has been made.	10,000
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 12% due on various dates throughout 2008. .	37,700
Total notes payable, related parties	$89,636

3.

Material Agreements

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

4.

Subsequent Events

On February 15, 2008 the Company entered into a lease for its facility in Kailua-Kona, Hawaii. The lease runs for a period of thirty years, with a provision that the rent may be redetermined by the lessor every fifth year. Future minimum payments for the first five year period of the lease are as follows:

Fiscal year ending October 31,
2008	$25,025
2009	33,366
2010	33,366
2011	33,366
2012	33,366
2013	8,342
Total	$166,831

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2008 we had an accumulated deficit of $6,089,058. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur operating losses through the current fiscal year.  We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenue rose 83% for the quarter ending January 31, 2008 to $130,171 vs. $71,324 in the year ago quarter ending January 31, 2007.   This increase was primarily due to restarting a revised and newly extended  technical service agreement  with HRBioPetroleum during December 2007. Technical service contract revenue was approximately 54% of total revenue and is expected to rise in future quarters as we enter into new agreements with other entities where it makes economic sense for the Company.

Cost of Sales.  Cost of goods sold was $6,064 for the quarter ending January 31, 2008 versus $20,635 in the quarter ending January 31, 2007 as the Company had increased inventory and had additional processing costs in the year ago period. Gross profit margins were 93.2% for the first quarter versus 71.1% in the year ago period.  The Company sold less bulk and wholesale products than in the previous period as we decided to concentrate more on retail and internet sales which carry higher profit margins.

Research and Development Costs.  Research and development costs decreased to $51,066 for the quarter ending January 31, 2008 versus $52,468 for the quarter ending January 31, 2007, a decrease of approximately 2.5%. This decrease was due to the gap in Research and Development caused by the temporary hiatus in the HRBioPetroeum technical service agreement.

Selling, General and Administrative Expenses. These expenses increased approximately 43% to $127,900 in the quarter ending January 31, 2008 as compared with $89,312 in the quarter ending January 31, 2007.  This increase was due to costs associated to our future growth and expansion plans, which includes the hiring of part time workers to help upgrade the facility and conduct long delayed maintenance.  It is expected that such expenses will rise in future periods as the Company begins to institute its growth plan.

Interest Expense.  For the quarters ended January 31, 2008 versus 2007, interest expense was $2,441 and $2,296. This increase was due to a slightly higher level of borrowing by the Company during the first quarter of 2008 compared to the first quarter of 2007.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

32.2

Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 2008	MERA PHARMACEUTICALS, INC.

	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer