Form 10QSB
period 2008-04-30
MERA PHARMACEUTICALS INC
filed 2008-06-06
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

MERA PHARMACEUTICALS, INC.

 (Exact name of small business issuer as specified in its charter)

———————

Delaware	333-23460	04-3683628
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

73-4460 Queen Ka'ahumanu Highway, Suite 110 Kailua-Kona, Hawaii  96740

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

	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

510,369,915 shares of $0.0001 par value common stock outstanding as of April 30, 2008

80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2008

974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2008

———————
Transitional Small Business Disclosure Format (check one):	X	Yes		No

FORM 10-QSB
FOR THE QUARTER ENDED APRIL 30, 2008

TABLE OF CONTENTS

Page
Part I - Financial Information

Item 1: Financial Statements

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2: Management's Plan of Operation

Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3: Controls and Procedures	9

Part II - Other Information

Item 1: Legal Proceedings	10

Item 2: Changes In Securities	10

Item 3. Defaults Upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signature	10

Certifications

MERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEET

April 30, 2008
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,789
Accounts receivable	3,182
Tax credit receivable	28,952
Prepaid expenses and other current assets	15,409
Total current assets	60,332

Plant and equipment, net	2,042,774

Total Assets	$2,103,106

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$375,059
Notes payable - related parties	101,936
Total Current Liabilities	476,995

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 510,369,915 shares issued
and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(6,161,671)
Total stockholders' equity	1,626,111

Total Liabilities and Stockholders' Equity	$2,103,106

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$152,057	$135,169	$282,228	$206,493
Cost of goods sold	6,732	3,714	12,796	24,349

GROSS PROFIT	145,325	131,455	269,432	182,144

Operating Expenses
Selling and administrative expenses	79,145	80,144	207,045	169,458
Research and development costs	68,249	47,338	119,316	99,806
Depreciation and amortization	72,157	70,864	144,314	141,727

Total operating expenses	219,551	198,346	470,675	410,991

Operating loss	(74,226)	(66,891)	(201,243)	(228,847)

Other income (expense)
Interest income	26	162	153	344
Other income	-	-	8,783	-
Interest expense	(2,442)	(2,109)	(4,883)	(4,405)

Total other income (expense)	(2,416)	(1,947)	4,053	(4,061)

Net income (loss) before provision for income taxes	(76,642)	(68,838)	(197,190)	(232,908)

Provision for income taxes	-	-	-	-
Refundable tax credit	4,028	5,174	9,143	10,596

NET INCOME (LOSS)	$(72,614)	$(63,664)	$(188,047)	$(222,312)

Net income (loss) per common share	$(0.0001)	$(0.0001)	$(0.0004)	$(0.0004)

Weighted average shares outstanding	510,369,915	505,869,915	510,369,915	501,648,251

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Income (loss)	$(188,047)	$(222,312)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	144,314	141,727
Changes in current assets and liabilities:
Accounts receivable	4,767	(17,875)
Tax credit receivable	(9,143)	(10,596)
Prepaid expenses and other current assets	(16,873)	(17,881)
Accounts payable and accrued liabilities	28,467	45,866

Net Cash Used in Operating Activities	(36,515)	(81,071)

Cash flows From Financing Activities
Proceeds from issuance of stock	-	60,000
Proceeds from related party loans	110,700	39,000
Payment of related party loans	(74,100)	(19,000)
Net Cash Provided by Financing Activities	36,600	80,000

Net increase in cash and cash equivalents	85	(1,071)

Cash and cash equivalents - beginning of period	12,704	7,195

Cash and cash equivalents - end of period	$12,789	$6,124

Non-Cash Investing and Financing Activities
Conversion of accounts payable to common stock	$-	$81,218

Supplemental Cash Flow Information
Interest Paid	$1,088	$-
Taxes Paid	$-	$-

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2007, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Reclassifications

             Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

 New Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

MERA PHARMACEUTICALS, INC.

NOTES TO CONDESED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

2.

Related Party Transactions

During the three months ended April 30, 2008, the Company borrowed $62,400 from a director and officer, and made repayments of $50,100 to the same individual. Amounts borrowed carry a rate of interest of 12% per annum.

Notes payable – related parties consists of the following as of April 30, 2008:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity; however no demand for payment has been made.	$ 41,936
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates through March 26, 2006. Notes are currently past maturity, however no demand for payment has been made.	10,000
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 12% due on various dates throughout 2008. .	50,000
Total notes payable, related parties	$101,936

3.

Material Agreements

On November 9, 2007, the Company entered into an amended and restated license agreement with HR BioPetroleum Inc., (HRBP), a Delaware corporation.  The agreement grants HRPB access to and use of certain of the Companies facilities as they relate to certain BioDiesel microalgae species, and grants HRBP license rights to a patent and other certain intellectual property owned by the Company.   In exchange for the above stated amended license agreement HRBP will pay the Company technical service fees and granted the Company a 5% equity stake in HRPB.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2008 we had an accumulated deficit of $6,161,671. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues.  Revenue rose 12.5% for the quarter ending April 30, 2008 to $152,057 vs. $135,169 in the year ago quarter ending April 30, 2007.   Revenue for the six month period rose to $282,228 vs. $206,493 for the comparable periods, a increase of 36.6%.  Our expectation is that revenue will continue to rise at a 10% -15% rate over the last two quarters versus last years fiscal year.  Full year over year revenue is expected to exceed 20% over last years $470,000. This increase is due to restarting a revised and newly extended technical service agreement with HRBioPetroleum during December 2007. Technical service contract revenue was approximately 55% of total revenue and is expected to rise in future quarters as we enter into new agreements with other entities if it makes economic sense for the Company.  From a continuing operational basis, we had an operating loss of $2,069 for the quarter and $56,929 for the 6 month period ending April 30, 2008 versus $87,120 in the same six month period ending April 30, 2007.  Our six month net loss after depreciation and interest expenses totaled $188,047 for the 6 month period ending April 30, 2008 versus $222,312 in the same six month period ending April 30, 2007.

Cost of Sales.  Cost of goods sold was $6,732 for the quarter ending April 30, 2008 versus $3,714 in the quarter ending April 30, 2007.  However, cost of goods sold for the six month period ended April 30, 2008 decreased by 47% from $24,349 to $12,796. This overall decrease in cost is a result of shifting resources to Research and Development activities. We expect this trend to continue through the end of the current fiscal year.

Research and Development Costs.  Research and development costs increased to $68,249 for the quarter ending April 30, 2008 versus $47,338 for the quarter ending April 30, 2007, a increase of approximately 44.2%.   The increase was due to the costs associated with the Company’s technical service agreement with HR BioPetroleum

Selling, General and Administrative Expenses.   These expenses decreased nominally to $79,145 the quarter ending April 30, 2008 as compared with $80,144 in the quarter ending April 30, 2008.  The company was able to contain expenses though the use of part time workers who are available on a call basis when needed.  These costs are expected to increase as the Company will be commencing facility upgrades which will be commencing on June 2, 2008.  These upgrades will achieve future cost savings and enable production increases to our product lines at cost of goods savings and efficiencies.  These expansion and  growth plans, will include the hiring of full and part time workers to help upgrade and maintain the facility.

Interest Expense.  For the quarters ended April 30, 2008 versus 2007, interest expense was $2,442 and $2,109. This increase was due to a slightly higher level of borrowing by the Company during the second quarter of 2008 compared to the second quarter of 2007.

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

MERA PHARMACEUTICALS, INC.

June 6, 2008	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer