Form 10QSB
period 2008-07-31
MERA PHARMACEUTICALS INC
filed 2008-09-09
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-QSB

———————

(Mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-23460

———————

MERA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

 ———————

Delaware	04-3683628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii  96740

(808) 326-9301

(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒       NO  ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  ☒       NO  ☐

510,369,915 shares of $0.0001 par value common stock outstanding as of July 31, 2008

80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2008

974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2008

MERA PHARMACEUTICALS, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JULY 31, 2008

CONTENTS

Page

Part I - Financial Information

Item 1.  Financial Statements

3

Condensed Balance Sheets

3

Condensed Statements Of Operations

4

Condensed Statements Of Cash Flows

5

Note To Condensed Financial Statements

6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

8

Item 3.  Controls and Procedures

9

Part II - Other Information

Item 1.  Legal Proceedings

10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

10

Item 3.  Defaults Upon Senior Securities

10

Item 4.  Submission of Matters to a Vote of Security Holders

10

Item 5.  Other Information

10

Item 6.  Exhibits and Reports on Form 8-K

10

Signatures

11

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

July 31, 2008
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$943
Accounts receivable, net	5,188
Prepaid expenses and other current assets	51,363

TOTAL CURRENT ASSETS	57,494

PROPERTY, PLANT, AND EQUIPMENT, NET	1,973,737

TOTAL ASSETS	$2,031,231

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses and accrued liabilities	$307,062
Notes payable - related party	90,536

TOTAL CURRENT LIABILITIES	397,598

SHAREHOLDERS' EQUITY
Convertible preffered stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 510,369,915 shares issued and outstanding	51,037
Additional paid-in capital	7,736,743
Accumulated deficit	(6,154,149)

TOTAL SHAREHOLDERS' EQUITY	1,633,633

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,031,231

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$173,098	$131,608	$455,327	$338,102
Cost of goods sold	3,489	17,670	16,285	42,019

GROSS PROFIT	169,609	113,938	439,042	296,083

Operating Expenses
Selling and administrative expenses	38,970	83,165	246,015	252,453
Research and development costs	64,714	45,979	184,029	145,954
Depreciation and amortization	69,037	70,864	213,351	212,591

Total operating expenses	172,721	200,008	643,395	610,998

Operating loss	(3,112)	(86,070)	(204,353)	(314,915)

Other income (expense)
Interest income	48	126	201	469
Other income	—	—	8,783	—
Interest expense	(3,310)	(2,452)	(8,193)	(6,857)

Total other income (expense)	(3,262)	(2,326)	791	(6,388)

Net loss before tax provision	(6,374)	(88,396)	(203,562)	(321,303)

Provision for income taxes	—	—	—	—
Refundable tax credit	13,895	4,473	23,038	15,069

NET INCOME (LOSS)	$7,521	$(83,923)	$(180,524)	$(306,234)

Net income (loss) per common share	$0.0000	$(0.0002)	$(0.0004)	$(0.0006)

Weighted Average Shares Outstanding	510,369,915	510,369,915	510,369,915	478,191,349

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(180,524)	$(306,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated depreciation and amortization	213,351	212,591
Changes in current assets and liabilities:
Accounts receivable	2,760	(20,502)
Prepaid expenses and other current assets	(33,018)	(1,101)
Accounts payable, accrued expenses, and accrued Liabilities	(39,530)	63,132
Net Cash Used in Operating Activities	(36,961)	(52,114)

Cash Flows from Investing Activities
Purchases of fixed assets	—	(7,666)
Net Cash Used in Investing Activities	—	(7,666)

Cash flows From Financing Activities
Proceeds from issuance of stock	—	60,000
Proceeds from related party notes payable	158,010	51,000
Payment of related party notes payable	(132,810)	(39,000)
Net Cash Provided by Financing Activities	25,200	72,000

Net increase (decrease) in cash and cash equivalents	(11,761)	12,220

Cash and cash equivalents - beginning of period	12,704	6,559

Cash and cash equivalents - end of period	$943	$18,779

Non-Cash Investing and Financing Activities
Conversion of accounts payable to common stock	$—	$81,218

Supplemental Cash Flow Information
Interest Paid	$5,339	$2,107
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2007, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and  accounting  treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

MERA PHARMACEUTICALS, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

2.

Related Party Transactions

During the three months ended July 31, 2008, the Company borrowed $47,310 from a director and officer, and made repayments of $58,710 to the same individual. Such repayments included amounts borrowed in prior periods. The amounts borrowed carry a rate of interest of 12% per annum.

Notes payable – related parties consists of the following as of July 31, 2008:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity. However no demand for payment has been made.	$ 41,936
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates through March 26, 2006. Notes are currently past maturity. However no demand for payment has been made.	10,000
Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 12% due on various dates throughout 2008	38,600
Total notes payable, related parties	$ 90,536

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2008 we had an accumulated deficit of $6,154,149. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses through the current fiscal year. We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue rose 31.5% for the quarter ending July 31, 2008 to $173,098 vs. $131,608 in the year ago quarter ending July 31, 2007. Revenue for the nine month period rose to $455,327 vs. $338,102 for the comparable periods, an increase of 34.7%. Our expectation is that revenue will continue to rise approximately 15% over the last quarter versus last years fiscal fourth quarter as sales on our product line and reimbursed technical service income continues to increase. Our initial projections were for a 10% increase. Full year over year revenue is expected to total 25-30% over last years $470,000 versus earlier projections of 20%. This increase is also partly due to continuation of a revised and newly extended technical service agreement with HRBioPetroleum during December 2007 that is expected to run through Mera’s first quarter of fiscal year 2009 at which time the contract could be terminated with a 6 month notice by either party. Indications are the both companies will enter into a new technical service contract with terms to be negotiated. Technical service contract revenue was approximately 56% of total revenue and is expected to rise in future quarters as we enter into new agreements to provide additional services with other entities if it makes economic sense for the Company. From a continuing operational basis, Mera had its first operating profit in Company history. Results for the quarter were an operating profit of $65,925 for the three month and $8,998 for the nine month period ending July 31, 2008 versus an operating loss of $102,324 in the same nine month period ending July 31, 2007. Our nine month net loss after depreciation and interest expenses totaled $180,524 versus $306,234 a 41% decrease over the comparable period in the prior fiscal year.

Cost of Sales. Cost of goods sold was $3,489 for the quarter ending July 31,2008 versus $17,670 in the quarter ending July 31, 2007 which was a 78% decrease as inventories were brought in alignment to better reflect sales rates, and there was a shifting of costs from production of existing product to research and development programs. The cost of goods sold for the nine month period ended July 31, 2008 decreased by 61% to $16,285 from $42,019 in the comparable nine month period in the prior fiscal year. The cost of sales is expected to increase during the fourth quarter due to inflationary pressures and purchases of supplies and materials. Sales increases will also add to the cost of sales with shipping and fuel costs playing a major factor in the expected increase.

Research and Development Costs. Research and development costs increased to $64,714 for the quarter ending July 31, 2008 versus $45,797 for the quarter ending July 31, 2007, an increase of approximately 41.3%.  The increase was due to the costs associated with the Company’s technical service agreement and shift of personnel to work on the projects with HRBioPetroleum.

Selling, General and Administrative Expenses.  These expenses decreased to $38,970 the quarter ending July 31, 2008 as compared with $83,165 in the quarter ending July 31, 2008. The company was able to contain expenses though the use of part time workers who are available on a call basis when needed. During the third quarter there was a one time reversal of approximately $30,000 in estimated accounting costs expenses that were accrued in the first quarter of fiscal 2008. This reversal had no impact on the Company’s nine month results. These costs are expected to increase in the future as the Company has commenced facility upgrades and expansion in August which will allow the Company to grow its future business in 2009. These upgrades will achieve future cost savings and enable production increases to our product lines at cost of goods savings and efficiencies. These expansion and growth plans, will include the hiring of full and part time workers to help upgrade and maintain the facility and to add to our current sales staff.

Interest Expense. For the quarters ended July 31, 2008 versus 2007, interest expense was $3,310 and $2,452. This increase was due to a slightly higher level of borrowing by the Company during the third quarter of 2008 compared to the third quarter of 2007.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8--K

July 23, 2008 reporting the resignation of Daniel Beharry from the Board of Directors, and the appointment of Michael Corcoran and Russell Yamamoto to the Board of Directors.

(a)

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically)

(b)

REPORTS ON FORM 8-K

July 23, 2008 reporting the resignation of Daniel P. Beharry from the Board of Directors, and the appointment of Michael Corcoran and Russell Yamamoto to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MERA PHARMACEUTICALS, INC.

Dated: Sept. 5, 2008	By:	/s/ GREGORY F. KOWAL
Gregory F. Kowal
Chief Executive Officer

11