Form 10KSB
period 2008-10-31
MERA PHARMACEUTICALS INC
filed 2009-01-16
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Mera Pharmaceuticals' revenues for its most recent fiscal year: $609,984.

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Pink Sheets, as of October 31, 2008 is $1,711,781.

The number of shares outstanding of common equity, as of October 31, 2008, was 547,769,515 shares of Common Stock, $0.0001 par value.

Documents Incorporated by Reference:None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

MERA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF THE BUSINESS.

1

ITEM 2.

DESCRIPTION OF PROPERTIES.

9

ITEM 3.

LEGAL PROCEEDINGS.

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

9

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

10

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION

11

ITEM 7.

FINANCIAL STATEMENTS

20

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

20

ITEM 8A.

CONTROLS AND PROCEDURES.

21

ITEM 8B.

OTHER INFORMATION.

21

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

22

ITEM 10.

EXECUTIVE COMPENSATION

23

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

24

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

25

SIGNATURES

26

FINANCIAL STATEMENTS

F-1

NOTES TO THE FINANCIAL STATEMENTS

F-7

i

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

DESCRIPTION OF THE BUSINESS.

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

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR(R), a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution cost and introduce SALMON ESSENTIALS, a proprietary combination of astaxanthin and Omega-3 fatty acids.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR(R) AND SALMON ESSENTIALS while preserving margins. We also hope to develop and introduce additional microalgae-based nutritional products to the marketplace in the future.

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

The Company currently manufactures its products at a five-acre research, development and production facility at the Hawaii Ocean Science and Technology Business Park in Kailua-Kona, Hawaii. The facility is ideally located for our research and development and the commercial production of microalgae. We have access to large volumes of deep ocean water (used for temperature control) in a stable tropical climate with plentiful sunlight, conditions that are well suited to microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, on balance there are few locations, domestic or international, that are as well suited to our cultivation processes.

In addition to the development and production of our own products, the Company is also actively seeking new research collaborations with other enterprises to demonstrate the economic feasibility of producing valuable substances that they have identified in microalgae. Such collaborations will be sought to expand the applications of Mera's technology. We will also explore licensing opportunities for the technology where that makes economic sense.

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

•

immediate alarm system for any system component not operating within parameters; and

•

automated maintenance for hundreds of system components, reducing failures and preventing contamination.

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

•

improving reproductive capacity; and assisting in communication.

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

Sales of ASTAFACTOR(R) began in Hawaii in March, 2000. Our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. The Company has maintained its focus in the Hawaiian market, which offers revenue potential to help support the cost of broader retail distribution.

(2)

SALMON ESSENTIALS

During 2004 the Company introduced an extension of its ASTAFACTOR(R) line, Salmon Essentials. This new product offers a unique combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR(R) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health. Omega-3s also help reduce inflammation, adding to that important benefit of ASTAFACTOR(R).

We began marketing SALMON ESSENTIALS(TM) during 2004, launching the product initially through our Hawaiian retail distribution system. We have also made SALMON ESSENTIALS(TM) available through our web site. The Company is currently contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

(3)

PRODUCT LINE EXPANSION

The Company is currently evaluating product line extensions for its ASTAFACTOR(R) products and is also exploring additional microalgae sources for development of nutraceutical products.

We believe that many more nutraceutical products could be developed from microalgae, but they remain unexamined and unexploited because there has been no feasible way to grow them at a large enough scale. The MGM opens a path to this untapped resource by combining effective, reproducible control with commercial scale production.

DEPENDENCE ON KEY CUSTOMERS

Our business depends on key relationships in Hawaii. Sales to our largest customer, Longs Drugs continues to represent the largest, but decreasing percentage of our product sales. Sales to various domestic distributors have been slowly increasing as has internet sales.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products. We have several strategies to achieve these goals.

1)  INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current products, ASTAFACTOR(R) and SALMON ESSENTIALS(TM), by expanding distribution through a variety of sales channels. It appears that awareness of the benefits of astaxanthin is growing in the marketplace, and once the benefits of our products are more fully understood by the general public, we will re-focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last fiscal year, the Company has spent $299,696 versus $201,336 in the previous year on research and development activities.

MARKETING AND SALES

The Company's marketing strategy for its nutraceutical products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

1.  CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL AND INTERNATIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. The Company currently markets ASTAFACTOR(R) AND SALMON ESSENTIALS(TM) to mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute outside of Hawaii.

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

PATENTS. We have been awarded or have filed applications for patents relating to various processes, including, but not limited to, the process and apparatus for the production of photosynthetic microbes and the method of control of microorganism growth processes. These patents are active in the United States and potentially other countries. The original duration of these patents varied from fifteen to twenty years from the date of filing or issuance, and the Company's current patents will be active for five to nine years, provided the maintenance fees associated with such patents are timely paid. The Company reassesses the value of each patent it holds at the time maintenance fees are due, and in cases where maintaining a patent is judged to be of no significant strategic value, we do not renew the patent.

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

EMPLOYEES. As of October 31, 2008, the Company had six (6) full-time employees and various part time help as needed. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

We currently occupy this facility on a long term lease basis of 30 years with rents increases renegotiated every five (5) years.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to matters to a vote of security holders during the fourth quarter of our 2008 fiscal year.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD Pink Sheets. Symbol: "MRPI"). The following table shows the last sale price of the Company’s stock sale as of October 31, 2008. as reported by financial reporting services. This quotation is believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	CLOSING PRICE
FISCAL 2008	$ 0.003125

As of October 31, 2008, we had approximately 1672 record holders of our 547,769,915 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately, 48,000,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2008, 12,430,000 of the options had vested.

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

In December 2005 the Company issued 11,538,462 shares of common stock to investors in exchange for total investment of $150,000, a per share price of $0.013. This issuance was exempt from registration under the securities act of 1933, as amended, pursuant to Section 4(2)

In August 2008 the Company issued 5,000,000 shares of its common stock to an investor in exchange for investment of $25,000, at a per share price of $0.005 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2).

In September 2008 the Company issued 30,000,000 shares of common stock to a director of the Company in exchange for investment of $150,000 at a per share price of $0.005 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2).

In October 2008, the Company issued 2,400,000 shares to a director in exchange for his forgiveness of debt in the amount of a debt in the amount of $12,000.00 for past services rendered on the Company’s behalf. The effective price of the share issuance was $0.005 per share. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2008, we had an accumulated deficit of $7,918,981. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses for the 2009 fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

We have a limited operating history. An assessment of our prospects should include the technology risks, market risks, expenses and other difficulties frequently encountered by early-stage operating companies, and particularly companies attempting to enter competitive industries with significant technology risks and barriers to entry. We have attempted to address these risks by, among other things, hiring and retaining highly qualified persons and expanding our product offering while increasing our efforts to expand sales and improving our production efficiencies and minimizing our overhead. However, our best efforts cannot guarantee that we will overcome these risks in a timely manner, if at all.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2007

REVENUES. During the years ended October 31, 2008 and 2007, product and technical services revenue totaled $609,984 and $470,379 respectively, resulting in an increase of 29.7%. During fiscal 2008, this revenue was generated principally through direct sales and a technical service contract. A small portion of sales were attributed to international distribution of our products and some sales of raw materials.

EXPENSES. Overall operating expenses were $642,294 in 2008 compared with $539,350 in fiscal 2007, an increase of 19.13%. This increase resulted principally from continuing efforts to control costs and expand research and development at the same time as revenue increases warrant.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR(R) and SALMON ESSENTIALS, as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to better inventory management and product mix. Cost of product sold in 2008 was $40,805 versus$59,050 in 2007, a decline of 30.9%.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2008 were $299,696 as compared to $201,336 for fiscal 2007. This represents a 48.9% increase due to a technical service agreement that the company was engaged in during most of fiscal year 2008 and research and development costs associated with new product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to our various product lines. General and administrative expenses for the fiscal year 2008 were $342,598 versus $328,014 in 2007, an increase of 4.4%. This increase was due to the company's continuing efforts to control overhead costs by hiring part time workers as needed to work on various projects as needed.

INTEREST EXPENSE. For the years ended October 31, 2008 and 2007, interest expense was $10.140 and $8,472 respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt. The total amount of debt increased in 2008 due to increased short term borrowing. It is expected that interest expenses will be lower in 2009 as the Company’s cash position has improved somewhat.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY. There were no changes to the provisions during the fiscal year ended October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2008 and 2007, we raised approximately $175,000 and $60,000 respectively, of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2008 we had an accumulated deficit of $7,918,981. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur smaller operating losses through at least fiscal year 2009. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations and cannot be reduced, our losses could continue beyond our present expectations, and we may never become a profitable company.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE CAPITAL NECESSARY

TO SUPPORT OUR PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES AND TO

MANUFACTURE AND MARKET OUR PRODUCTS.

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $300,000 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

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

The capacity of our existing production facility in Hawaii is sufficient to meet current demand for our products. However, demand for our natural astaxanthin and other products may eventually exceed the current capacity of our Hawaiian production facility. To address this capacity question, we have initiated efforts to increase our production efficiency and to prepare for expansion of our Hawaiian facility, if needed. However, our efforts are focused on generating a level of sales that would make it difficult to meet our total demand from our Hawaiian facility, especially if we develop additional products. We believe that our inventory plus our existing production capacity is sufficient to meet demand for the foreseeable future. In the event that sales increase to a level that we cannot meet with our existing capacity, we have planned for the expansion of our Hawaiian facility. If we are unable to expand our current production facility, we may be unable to meet demand for product and could lose the opportunity to increase our revenues. We could also lose customers, both current and potential, who may not do business with us absent an assurance of the ability to deliver product in sufficient quantities.

OUR CUSTOMER BASE IS CONCENTRATED AMONG RELATIVELY FEW CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD MATERIALLY ADVERSELY AFFECT OUR REVENUES.

Our business currently depends on key distribution relationships in Hawaii. These customers currently purchase approximately 30% of the natural astaxanthin products we sell, with the remainder being sold to smaller retail accounts, directly to consumers or internationally. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We expanded our employee base nominally during fiscal year 2008 and expect to rationally expand during fiscal year 2009 in both sales staff and production assuming revenues continue to expand with increased demand for our products. If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

We are exploring expanding our nutraceuticals product line. The success of our nutraceuticals product line will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP, as and when applicable. We believe the prospects for nutraceutical products will depend, in the short term, on product quality and education of consumers regarding its benefits. Our ability to penetrate new markets for our natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets within and outside the United States. We expect the success of our products to depend primarily on our ability to develop and market these new products.

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical markets. We have six years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

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

As of October 31, 2008, our current directors and executive officers and family and related entities, as a group, beneficially owned approximately 100,100,000 of the approximately 548,000,000 shares of our common stock outstanding as of October 31, 2008. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES

WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical market is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

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

INCREASED COMPETITION MAY SIGNIFICANTLY REDUCE THE MARKET PRICE OF NATURAL ASTAXANTHIN.

Astaxanthin can be produced either naturally from Haematococcus pluvialis, as we do, from yeast by fermentation, as Igene Biotechnology, Inc. does, or through synthesis of chemical compounds. We are not aware that synthetic astaxanthin is approved for direct human consumption in any jurisdiction, although the FDA approved the Hoffman-LaRoche, Ltd. synthetic astaxanthin product as a food additive in fish feed in 1995. The Igene yeast-based product is also not approved for regular human consumption. We believe that the cost of producing synthetic astaxanthin is significantly lower than that for natural astaxanthin. We are not able to determine how production costs for the yeast-based product compares with ours. If we succeed in commercializing natural astaxanthin to the extent we project, producers of yeast-based and synthetic astaxanthin may increase their efforts to obtain approval of their product for human consumption. Studies have shown that natural astaxanthin is more effective than synthetic astaxanthin when used with various fish and shellfish populations. However, we have not determined that to be the case in human applications. The introduction of yeast-based or synthetic astaxanthin into the human nutraceutical marketplace could adversely affect the price at which we sell our product and the market share that we can obtain. While we believe that there are substantial hurdles to the approval of yeast-based and synthetic astaxanthin for human consumption in the U.S. and other major markets, we cannot be certain that such approval will not occur. A single producer, Hoffman-LaRoche, Inc., currently dominates the synthetic astaxanthin market. Hoffman-LaRoche has maintained the market price of its synthetic astaxanthin, which is derived from petrochemicals, at approximately $1,800 - $2,500 per kilogram. That is below the price at which we would be able to sell astaxanthin in comparable form.

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

RISKS RELATED TO THE SECURITIES MARKETS AND OUR COMMON STOCK

OUR COMMON STOCK IS TRADED ON THE PINK-SHEET MARKET, WHICH MAY MAKE THE STOCK MORE DIFFICULT TO TRADE ON THE OPEN MARKET.

Our common stock is currently traded in the PINK-SHEET market. PINK-SHEET markets are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq Small Cap Market or the major stock exchanges. Since the initial public offering of our common stock in January 1989, the average daily trading volume of our common stock has been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. In addition, accurate price quotations can be difficult to obtain and price volatility is common for companies whose securities trade on the PINK-SHEETS.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2008 we had 547,759,915 shares of common stock outstanding. Of these shares, approximately 185.000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

ITEM 7.

FINANCIAL STATEMENTS

Audited balance sheet as of October 31, 2008 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2008 and 2007, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-18 of this Report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2008 or 2007.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME	AGE	POSITION
Gregory F. Kowal	60	Chief Executive Officer (1), Secretary and Director
Kenneth I. Crowder	70	Director, Chief Operating Officer(1)
Russell M. Yamamoto	57	Director (1)
Michael F. Corcoran PH.D	59	Director (1)
Melanie K. Kelekolio	41	Corporate Secretary(1) Vice President and Operations Manager(1)

———————

1.

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

KENNETH I. CROWDER, CHIEF OPERATING OFFICER AND DIRECTOR, has served as a director of the Company since September 16, 2003. Mr. Crowder is the founder and Chief Executive officer of Concordia Finance, which participates in the financing of big rig (Class 8) trucks. Prior to that, he spent more than two decades as an engineer for Northrup Corporation, working on a number of products. He began his engineering career with the U.S. Naval Ordnance Lab in Corona, California. Mr. Crowder received a BA in physics from University of California Riverside in 1960 and a Masters in physics from California State University at Long Beach in 1966.

RUSSELL M. YAMAMOTO, DIRECTOR, joined the Company’s Board of Directors in July, 2008. Mr. Yamamoto is the President and CEO of RMY Construction, Inc. which he founded in 1984. He has worked on various municipal projects which range from athletic fields to major sewer and waterline rehabilitation projects statewide in Hawaii. Mr. Yamamoto is also involved in numerous charitable organizations which include Charities of Hawaii, American Heart Association, Palama Settlement, American Diabetes Association, Cancer Research Center of Hawaii, the University of Hawaii Foundation and HHSAA. He is a 1973 graduate from the University of Hawaii with a Bachelor of Business Administration degree.

MICHAEL F. CORCORAN, PH.D. DIRECTOR joined the Company’s Board of Directors in July 2008. Dr. Corcoran founded Gull Rock Services, which provides consulting and fundraising services to non-profits in 1989 and national Data Solutions, LLC, a mailing list management company in 2002. he also served as CEO of a large non-profit conservation organization from 1984 through 1993. He received a doctorate in zoology from Duke University in 1981 and also studied oceanography at the University of Hawaii.

MELANIE K.KELEKOLIO, CORPORATE SECRETARY, VICE PRESIDENT AND OPERATIONS MANAGER, joined the company in May 1999 as a Research Associate and became the Team Leader of Production in 2001. Ms. Kelekolio has served as Corporate Secretary and Operations Manager since July, 2008. She has been instrumental in the optimization of our cultivation and scale up processes used to produce the Haematococcus algae and astaxanthin products, as well as Research and Development projects now in the works. Ms. Kelekolio has over 16 years of experience in the aquaculture field.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2007.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F. Kowal, CEO	2008	$0	$0
Gregory F. Kowal, CEO	2007	$0	$0
Gregory F. Kowal, CEO	2006	$0	$0

OPTION GRANTS IN FISCAL 2008

No options were granted to Executive officers in fiscal year 2008.

STOCK OPTIONS EXERCISED DURING FISCAL 2008

No stock options were exercised by the named executive officers of the Company during fiscal 2007.

FISCAL YEAR-END OPTION VALUES

The total value of executive and officer’s unexercised vested options as of October 31, 2008, was $38,844.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2008.

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

DIRECTORS AND OFFICERS (1)	NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED (1)

Kenneth Crowder
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110	Direct and Indirect	6,302,379(2)	1.15%
Kailua-Kona, Hawaii 96740

Michael F. Corcoran PH.D.
c/o Mera Pharmaceuticals, Inc.
73-4460 Queen Ka'ahumanu Highway, Suite 110	Direct and Indirect	5,250,154(3)	.096%
Kailua-Kona, HI 96740

Gregory F. Kowal
First Honolulu Securities	Direct and Indirect	29,754,502(4)	5.431%
900 Fort Street Suite 950
Honolulu, Hawaii 96813

Russell M. Yamamoto	Direct and Indirect	63,298,370(5)	11.556%
c/o Mera Pharamaceuticals,
Inc.
73-4460 Queen Ka’ahumanu
Highway, Suite 110
Kailua-Kona, HI 96740

All directors and executive officers (4)	Direct and Indirect	104,605,405	19.10%

———————

1.

Applicable percentage of beneficial ownership is based on shares outstanding as of January 15, 2008. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

2.

This amount includes 3,125,000 shares that Mr. Crowder has the right to acquire within sixty days from the date of this report on Form 10-KSB by exercising stock options.

3.

This amount includes 2,400,000 shares held by Dr. Corcoran’s Company (directly or indirectly), plus 73,000 shares that Dr. Corcoran has acquired in the open market prior to becoming a director.

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

5.

This amount includes 7,692,308 shares of RMY Corporation of which Mr. Yamamoto is the founder and principal shareholder. This figure also includes 53,606,062 shares held in the name of his wife and other immediate family members.

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

In October 2008, the Company issued 2,400,000 shares of its common stock to KMG marketing Group, a corporate entity founded by Dr. Corcoran in exchange for cancellation of a debt in the amount of $12,000 owed for expenses for web site development services at a effective price of $0.005 per share. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

INDEX OF EXHIBITS

Exhibit List	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
32	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on July 25, 2006 describing changes in the organization of the Company.

On July 23, 2008, Daniel P BeHarry resigned from the Board of Directors and Officer of the Company to pursue other interests. To the knowledge of the Board and executive officers of the Company, Mr. BeHarry had no disagreement with the Company on any matter related to the Company's operations, policies or practices.

On July 24, 2008, Michael F. Corcoran, PH.D. and Russell M Yamamoto were appointed as members of the Board of Directors of the Company.

MICHAEL F. CORCORAN, PH.D. joined the Company's Board of Directors in July, 2008. Dr. Corcoran founded Gull Rock Services, which provides consulting and fundraising services to non-profits, in 1989, and National Data Solutions, LLC, a mailing list management company, in 2002. He also served as CEO of large non-profit conservation organization from 1984 through 1993. He received a doctorate in zoology from Duke University in 1981 and also studied oceanography at the University of Hawaii.

RUSSELL M. YAMAMOTO joined the Company’s Board of Directors in July, 2008. Mr.Yamamoto is the President and CEO of RMY Construction, Inc. which he founded in 1984. He has worked on various municipal projects which range from athletic fields to major sewer and waterline rehabilitation projects statewide in Hawaii. Mr. Yamamoto is also involved in numerous charitable organizations which include Charities of Hawaii, American Heart Association, Palama Settlement, American Diabetes Association, Cancer Research Center of Hawaii, the University of Hawaii Foundation and HHSAA. He is a 1973 graduate from the University of Hawaii with a Bachelor in Business Administration degree.

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/B and authorized this Form 10-KSB/B to be signed on its behalf by the undersigned, in the City of Honolulu, State of Hawaii, on January 16, 2009.

MERA PHARMACEUTICALS, INC.

By:	/s/ GREGORY F. KOWAL
Gregory F. Kowal
Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE

/s/ GREGORY F. KOWAL	Chief Executive Officer, and Director	January 16, 2009
Gregory F. Kowal

/s/ ANTHONY APPLEBAUM	Principal Financial and Accounting Officer	January 16, 2009
Anthony Applebaum

/s/ KENNETH I. CROWDER	Director	January 16, 2009
Kenneth I. Crowder

/s/ MELANIE KELEKOLIO	Secretary	January 16, 2009
Melanie Kelekolio

FINANCIAL STATEMENTS

MERA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Mera Pharmaceuticals, Inc. as of October 31, 2008 and the related statements of operations, changes in shareholders' equity`, and cash flows for the years ended October 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2008 and the results of its operations and its cash flows for the years then ended 2008 and 2007 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

January 16, 2009

MERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEET

October 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$19,288
Marketable equity securities	$34,400
Accounts receivable	11,007
Other current assets	48,580

Total current assets	113,275

Plant and equipment, net	281,439

Total Assets	$394,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$283,590
Notes payable - related parties	51,936
Other current liabilities	5,412

Total current liabilities	340,938

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 shares issued
and outstanding	54,777
Additional paid-in capital	7,920,003
Treasury stock at cost	(2,025)
Accumulated deficit	(7,918,981)
Total stockholders' equity	53,776

Total Liabilities and Stockholders' Equity	$394,714

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Twelve Months Ended	Twelve Months Ended
	October 31,	October 31,
	2008	2007

NET SALES	$609,984	$470,379
Cost of goods sold	38,935	59,050

GROSS PROFIT	571,049	411,329

Operating Expenses
Selling and administrative expenses	342,597	328,014
Research and development costs	301,566	201,336
Depreciation and amortization	220,912	212,882
Impairment loss	1,684,737	—

Total operating expenses	2,549,812	742,232

Operating loss	(1,978,763)	(330,903)

Other income (expense)
Interest income	607	555
Realized gain	214	—
Other income	11,013	—
Interest expense	(10,140)	(8,472)

Total other income (expense)	1,694	(7,917)

Net loss before tax provision	(1,977,069)	(338,820)

Refundable tax credit	31,713	16,554

NET LOSS	$(1,945,356)	$(322,266)

Net loss per common share	$(0.0038)	$(0.0006)

Weighted Average Shares Outstanding	516,830,024	506,032,913

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Stock
	Convertible Preferred		Amount	Common		Additional Paid - In Capital	Treasury Stock At Cost	Accumulated (Deficit)	Stockholders' Equity (Deficit)
	Series A	Series B
	Shares	Shares		Shares	Amount

Balance at October 31, 2006	80	974	$2	493,698,487	$49,370	$7,597,191	$—	$(5,651,359)	$1,995,204

Issuance of common shares at $0.007 per share				8,571,428	857	59,143			60,000
Issuance of common shares at $0.01003 per share				8,100,000	810	80,409			81,219
Loss for the year ended October 31, 2007								(322,266)	(322,266)

Balance at October 31, 2007	80	974	$2	510,369,915	$51,037	$7,736,743	$—	$(5,973,625)	$1,814,157

Issuance of common shares at $0.005 per share				5,000,000	500	24,500			25,000
Issuance of common shares at $0.005 per share				30,000,000	3,000	147,000			150,000
Issuance of common shares at $0.005 per share				2,400,000	240	11,760			12,000
Acquisition of treasury shares							(2,025)		(2,025)
Loss for the year ended October 31, 2008								(1,945,356)	(1,945,356)

	80	974	$2	$547,769,915	$54,777	$7,920,003	$(2,025)	$(7,918,981)	$53,776

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months
	Ended	Ended
	October 31, 2008	October 31, 2007
Cash Flows from Operating Activities:
Net loss	$(1,945,356)	$(322,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated depreciation and amortization	220,912	213,528
Common stock issued in satisfaction of accounts payable	12,000	81,219
Impairment of fixed assets	1,684,737
Changes in operating Assets and Liabilities:
Accounts receivable	(2,533)	7,162
Other current assets	(30,761)	138
Accounts payable, accured expenses	(57,590)	(25,604)
Other assets	—	—
Net cash used by operating activities	(118,591)	(45,823)

Cash Flows from Investing Activities:
Purchases of fixed assets	—	(9,529)
Marketable security	(34,400)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	175,000	60,000
Proceeds from notes payable	162,910	52,100
Payment of notes payable	(176,310)	(52,100)
Purchase of treasury stock	(2,025)

Net increase (decrease) in cash and cash equivalents	6,584	4,648
Cash and cash equivalents, beginning of the period	12,704	8,056
Cash and cash equivalents, end of the period	$19,288	$12,704

Cash paid for taxes	$—	$—
Cash paid for interest	$6,028	$2,487

Supplemental cash flow information
Non cash financing activities
Common stock issued in satisfaction of accounts payable	$12,000	$81,219

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

The Company has devoted most of its efforts since inception to research and development, and was considered a development stage company until fiscal 2001. Since 2001 the Company has with various degrees of success attempted to enter the retail market for its line of nutraceutical products. 2008 proved no exception with mixed results due to the lack of available marketing funds and staffing

Cash and Cash Equivalents -- The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Credit Risk – It is the Company’s practice to place its cash equivalents in either high quality money market securities or to invest in short term corporate bonds. Certain amounts of such funds might not be insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories -- Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. At October 31, 2008, inventories consisted of $742,736 of work in process, $77,145 of finished goods and $7,958 of raw materials. Management has recorded a full valuation allowance for obsolete and excess inventory totaling $827,839.

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

Plant and Equipment, net -- Plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-40 years; machinery and equipment, 3-10 years). When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less? Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. The costs of software with an expected life of more than one year, and used in the business operations are capitalized and amortized over their expected useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are removed from the accounts and any gain or loss is recognized at such time.

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Preferred Stock -- The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2008, 1,054 shares of preferred stock were issued and outstanding.

Research and Development Costs -- Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

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

Loss Per Share -- The Company computed basic and diluted loss per share amounts for October 31, 2008 and 2007 pursuant to the SFAS No. 128, “Earnings per Share.” The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Recent Authoritative Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its condensed financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its condensed financial position and results of operations.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its condensed financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's condensed financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its condensed financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s condensed financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s condensed financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its condensed results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its condensed financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its condensed results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its condensed results of operations and financial condition.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

2.

GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $7.9 million through the year ended October 31, 2008. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

3.

RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4.0% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $10,577 was payable under this agreement as of October 31, 2008.

4.

INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2008, the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2008 and 2007 consist of the following:

	October 31,
	2008	2007

Current:
Federal	$—	$—
State	—	—
	—	—
Increase in valuation allowance	(1,900,000)	(203,000)
Benefit of operating loss carryforward	1,900,000	203,000
Provision (benefit) for income taxes, net	$—	$—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2008	2007

Net operating loss carry- forwards expiring after the year 2009	$9,000,000	$8,200,000

Deferred income tax asset	$9,000,000	$8,200,000

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2008	2007

Deferred tax assets
Current	$—	$—
Non-current	9,000,000	8,200,000
	9,000,000	8,200,000

Less valuation allowance	(9,000,000)	(8,200,000)

Net deferred income tax asset	$—	$—

At October 31, 2008, the Company has available net operating loss carry forwards of approximately $22,000,000 that expire in various years beginning in 2009 through 2026.

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2008, the Company has approximately $32,000 in QHTB tax credit refunds receivable.

6.

NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2008:

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 10% due on March 31, 2004. Notes are currently past maturity; however no demand for payment has been made.	$41,936

Unsecured demand notes payable – shareholder notes bearing an annual interest rate of 8% due on various dates through March 26, 2006. Notes are currently past maturity; however no demand for payment has been made.	10,000

Total notes payable, related parties	$51,936

Total interest expense on notes payable – related parties was $10,139 and $8,472 for the years ended October 31, 2008 and 2007, respectively.

7.

COMMON STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

In August 2008 the Company issued a total of 5,000,000 shares of common stock to a private investor at a price of $0.005 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In September 2008 the Company issued a total of 30,000,000 shares of common stock to a private investor at a price of $0.005 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

In August 2008 the Company issued a total of 2,400,000 shares of common stock to a private investor at a price of $0.005 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

The following table summarizes warrant activity through Ocotber31, 2008:

	Warrants	Price	Term
Balance, October 31, 2007	2,080,000	0.05	5 Years
Expired warrants - 7/2008	(1,460,600)	0.05	5 Years
Expired warrants - 10/2008	(619,400)	0.05	5 Years
Balance, October 31, 2008	—

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

8.

STOCK BASED COMPENSATION

On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock. In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of October 31, 2008, approximately 12,400,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 36,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. However, compensation cost for stock option grants to the Company’s employees would still be determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and the corresponding decrease in net income disclosed. As no options were issued during the fiscal year ended October 31, 2008, no such computation is included herewith.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2008:

	Number of Shares	Exercise Price

Options outstanding, November 1, 2005	48,426,800	$—
Options granted	—	0.010
Options exercised	(60,750)	0.010
Options forfeited	(35,936,050)	0.010

Options outstanding, October 31, 2008	12,430,000	0.010

Options to purchase 12,430,000 shares were exercisable at October 31, 2008. No options were offered or exercised during the year ending October 31, 2008.

9.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows. Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2008, the Company recorded an asset impairment charge of $1,684,736 related to production and research equipment that has deteriorated and is in disrepair.  No asset impairment charges were recorded in fiscal years 2007 and 2006.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

10.

PROPERTY, PLANT AND EQUIIPMENT, NET

Property, Plant and Equipment is as follows:

October 31, 2008
Plant	277,809
Equipment	721,707
995,516
Accumulated depreciation	(718,077)
277,439

 11.

INTANGIBLE ASSETS

The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expired in 2008. During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2008 the Company recognized amortization expense of $6,240.

12.

SUBSEQUENT EVENTS:

The Company receives licensing income under a license agreement with HR BioPetroleum, Inc (HRBP) that was signed in fiscal 2007. The agreement calls for the Company to receive $22,000 per month and grants HRBP access and use of the Companies facilities to perform a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company. On January 9, 2009, the Company was informed that HRBP would not be renewing such license agreement. Unless a new agreement can be negotiated revenues received under this agreement will cease effective June 2009.