Form 10KSB/A
period 2008-10-31
MERA PHARMACEUTICALS INC
filed 2009-01-23
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

24

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

25

SIGNATURES

26

FINANCIAL STATEMENTS

F-1

NOTES TO THE FINANCIAL STATEMENTS

F-7

i

"The changes in the current document are due to expansions of disclosures and clerical errors. There were no changes to Net Assets or Revenues and the P&L."

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.

SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Mera Pharmaceuticals, Inc. (the “Company” or “Mera”), primarily develops and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology. The Company's operations are located in Kailua-Kona, Hawaii.

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

The Company has devoted most of its efforts since inception to research and development, and was considered a development stage company until fiscal 2001. Since 2001 the Company has with various degrees of success attempted to enter the retail market for its line of nutraceutical products. 2008 proved no exception with mixed results due to the lack of available marketing funds and staffing

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Credit Risk - It is the Company’s practice to place its cash equivalents in either high quality money market securities or to invest in short term corporate bonds. Certain amounts of such funds might not be insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. At October 31, 2008, inventories consisted of $742,736 of work in process, $77,145 of finished goods and $7,958 of raw materials. Management has recorded a full valuation allowance for obsolete and excess inventory totaling $827,839.

Revenue Recognition - Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt. The Company has adopted Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Plant and Equipment, net - Plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (property and plant, 10-40 years; machinery and equipment, 3-10 years). When applicable, leasehold improvements and capital leases are amortized over the lives of respective leases, or the service lives of the improvements, whichever is less?

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of - Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

Intangible Assets - The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

Stock Issued For Services - The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

Preferred Stock - The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2008, 1,054 shares of preferred stock were issued and outstanding.

Research and Development Costs - Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred. SFAS No. 2 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to: salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes. Statutory taxes not based on income are included in general and administrative expenses.

Loss Per Share - The Company computed basic and diluted loss per share amounts for October 31, 2008 and 2007 pursuant to the SFAS No. 128, “Earnings per Share.” The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Authoritative Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our condensed statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which became effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election, of this fair-value option did not have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on its results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and it did not have a material impact on its results of operations and financial condition.

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

3.

RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $10,577 was payable under this agreement as of October 31, 2008.

4.

INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2008, the Company had a net operating loss carryforward of $22,000,000 available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. An increase in the valuation allowance of $847,000 occurred as of October 31, 2008.

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2008 and 2007 consist of the following:

	October 31,
	2008	2007

Current:
Federal	$—	$—
State	—	—
	—	—

Increase in valuation allowance	(847,000)	(129,000)
Benefit of operating loss carryforward	847,000	129,000

Provision (benefit) for income taxes, net	$—	$—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2008	2007

Net operating loss carry- forwards expiring after the year 2009	$9,200,000	$8,400,000

Deferred income tax asset	$9,200,000	$8,400,000

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2008	2007

Deferred tax assets
Current	$—	$—
Non-current	9,200,000	8,400,000
	9,200,000	8,400,000

Less valuation allowance	(9,200,000)	(8,400,000)

Net deferred income tax asset	$—	$—

The Company has the following carryforwards available at October 31, 2008:

Operating losses
Amount	Expires

8,616,000	2012 - 2019
3,984,000	2022
2,609,000	2023
1,873,000	2024
1,161,000	2025
926,000	2026
423,000	2027
2,047,119	2028

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

Total interest expense on notes payable – related parties was $10,140 and $8,472 for the years ended October 31, 2008 and 2007, respectively.

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

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

9.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows. Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2008, the Company recorded an asset impairment charge of $1,684,737 related to production and research equipment that has deteriorated and is in disrepair.  No asset impairment charges were recorded in fiscal year 2007.

10.

MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than temporary decline in value of its marketable securities for the years ending October 31, 2008. As of October 31, 2008, the Company’s marketable securities consisted of corporate bonds. All marketable securities are classified as available-for-sale securities.

The following table summarizes the Company’s marketable security investments as of October 31, 2008:

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
Corporate bonds	$34,400	$504	$34,904
Total available-for-sale investments	$34,400	$504	$34,904

11.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment is as follows:

October 31, 2008
Plant	277,809
Equipment	721,707
995,516
Accumulated depreciation	(718,077)
Total	277,439

MERA PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expired in 2008. During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2008 the Company recognized amortization expense of $6,240.

13.

SUBSEQUENT EVENTS

The Company receives licensing income under a license agreement with HR BioPetroleum, Inc (“HRBP”) that was signed in fiscal 2007. The agreement calls for the Company to receive $22,000 per month and grants HRBP access and use of the Companies facilities to perform a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company. On January 9, 2009, the Company was informed that HRBP would not be renewing such license agreement. Unless a new agreement can be negotiated revenues received under this agreement will cease effective June 2009.