Form 10-Q
period 2009-01-31
MERA PHARMACEUTICALS INC
filed 2009-03-12
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-23460

———————

MERA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	04-3683628
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

73-4460 Queen Ka'ahumanu Highway, Suite 110
Kailua-Kona, Hawaii  96740

 (Address of Principal Executive Office) (Zip Code)

(808) 326-9301

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                               Accelerated filer ☐

Non-accelerated filer ☐                                 Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

547,769,915 shares of $0.0001 par value common stock outstanding as of January 31, 2009

80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2009

974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2009

Mera Pharmaceuticals, Inc.

Form 10-Q

For the Quarter Ended January 31, 2009

Contents

PART I FINANCIAL INFORMATION

ITEM 1:

FINANCIAL STATEMENTS

2

Condensed Balance Sheet

2

Condensed Statements of Operations

3

Condensed Statements of Cash Flows

4

Notes to Condensed Financial Statements

5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

10

ITEM 3.      CONTROLS AND PROCEDURES

11

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

12

ITEM 2.       CHANGES IN SECURITIES

12

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.      OTHER INFORMATION

12

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

ITEM 1:

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Condensed Balance Sheet

	January 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$39,716	$19,288
Marketable equitable securities	14,255	34,400
Accounts receivable	3,542	11,007
Tax credit receivable	39,294	31,713
Prepaid expenses and other current assets	11,430	16,867
Total current assets	108,237	113,275

Plant and equipment, net	259,831	281,439

Total Assets	$368,068	$394,714

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$286,502	$289,002
Notes payable - related parties	51,936	51,936
Total Current Liabilities	338,438	340,938

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	––	––
Common stock, $.0001 par value: 750,000,000 shares authorized, 547,769,915 shares issued and outstanding	54,777	54,777
Additional paid-in capital	7,920,005	7,920,005
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(7,943,127)	(7,918,981)
Total stockholders' equity	29,630	53,776

Total Liabilities and Stockholders' Equity	$368,068	$394,714

Mera Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2009	January 31, 2008
NET SALES	$187,937	$130,171
Cost of Goods Sold	453	6,064

GROSS PROFIT	187,484	124,107

Costs and Expenses
Research and development costs	96,670	51,066
Selling, general and administrative	101,023	127,900
Depreciation and amortization	21,607	72,157

Total costs and expenses	219,300	251,123

Operating loss	(31,816)	(127,016)

Other income (expense):
Interest income	1,371	127
Other income	––	8,783
Interest expense	(1,282)	(2,441)

Total other income	89	6,469

Net loss before income tax provision	(31,727)	(120,547)

Refundable tax credit	7,581	5,115

Net loss	$(24,146)	$(115,432)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	547,769,915	510,369,915

Mera Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2009	January 31, 2008
Cash Flows from Operating Activities:
Net loss	$(24,146)	$(115,432)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Accumulated depreciation and amortization	21,608	72,157
Changes in assets and liabilities:
Accounts receivable	7,465	(1,390)
Tax credit receivable	(7,581)
Prepaid expenses and other current assets	5,437	(9,598)
Accounts payable and accrued liabilities	(2,500)	30,564
Net cash provided by (used in) operating activities	283	(23,699)

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	(14,255)
Proceeds from sales of marketable equitable securities	34,400	––
Net cash provided by investing activities	20,145	––

Cash Flows from Financing Activities:
Proceeds from related party notes payable	––	48,300
Payment of related party notes payable	––	(24,000)
Net cash provided by financing activities	––	24,300

Net increase in cash and cash equivalents	20,428	601
Cash and cash equivalents, beginning of the period	19,288	12,704
Cash and cash equivalents, end of the period	$39,716	$13,305

Supplemental disclosures of cash flow information:
Cash paid for taxes	$––	$––
Cash paid for interest	$––	$––

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2008, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and  accounting  treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2.

Summary of Significant Accounting Policies

Revenue Recognition. The Company has adopted Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt.

3.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s financial condition or results of operations.

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its financial position and results of operations.

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The impact of adoption was not material to the Company’s financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The impact of adoption was not material to the Company’s financial condition or results of operations.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

MERA PHARMACEUTICALS

CONDENSED FINANCIAL STATEMENTS

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its financial condition, results of operations, cash flows or disclosures.

4.

Material Agreements

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2009 we had an accumulated deficit of $7,943,127. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses through the current fiscal year. We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue rose 44.4% for the quarter ending January 31, 2009 to $187,937 vs. $131,171 in the year ago quarter ending January 31, 2008.

Cost of Sales. Cost of goods sold was $453 for the quarter ending January 31, 2009 versus $6,064 in the quarter ending January 31, 2008 which was a 92% decrease as inventories continue to be brought into alignment to better reflect sales rates. There was a shifting of costs from production of existing products to research and development programs.

Research and Development Costs. Research and development costs increased to $96,670 for the quarter ending January 31, 2009 versus $51,066 for the quarter ending January 31, 2008, an increase of approximately 89.3%.  The increase was due to the costs associated with the Company’s technical service agreement and shift of personnel to work on the service agreement project with HRBioPetroleum.

Selling, General and Administrative Expenses.  These expenses decreased to $101,023 the quarter ending January 31, 2009 as compared with $127,000 in the quarter ending January 31, 2008, a decrease of 21% as the Company has continued to contain expenses though the use of part time workers who are available on a call basis when needed.

Interest Expense. For the quarter ended January 31, 2009 versus 2008, interest expense was $1,282 and $2,441, respectively. This decrease was due to a lower level of borrowing by the Company during the first quarter of 2009 compared to the first quarter of 2008.

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

None.

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

Date:  March 11, 2009

13