Form 10-Q
period 2009-04-30
MERA PHARMACEUTICALS INC
filed 2009-06-11
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark one)

☑  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

Or

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-23460

———————

MERA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

———————

Delaware

 (State or other jurisdiction of incorporation or organization)

04-3683628

 (IRS Employer Identification Number)

73-4460 Queen Ka'ahumanu Highway, Suite 110

Kailua-Kona, Hawaii 96740

(808) 326-9301

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑   NO ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES ☑   NO ☐

547,769,915 shares of $0.0001 par value common stock outstanding as of April 30, 2009

80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2009

974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2009

Mera Pharmaceuticals, Inc.

Form 10-QSB

For the Quarter Ended April 30, 2009

Contents

Page

Part I - Financial Information

Item 1. Financial Statements

1

Condensed Balance Sheet

1

Condensed Statements of Operations

2

Condensed Statements of Cash Flows

3

Notes to Condensed Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.

Controls and Procedures

10

Part II - Other Information

Item 1.

Legal Proceedings

11

Item 2.

Changes in Securities

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

12

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Condensed Balance Sheet

(Unaudited)

	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$82,300	$19,288
Marketable equitable securities	14,408	34,400
Accounts receivable	3,515	11,007
Tax credit receivable	45,427	––
Prepaid expenses and other current assets	7,621	48,580

Total current assets	153,271	113,275

Plant and equipment, net	267,618	281,439

Total Assets	$420,889	$394,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$316,401	$283,590
Notes payable - related parties	51,936	51,936
Other current liabilities	––	5,412

Total Current Liabilities	368,337	340,938

Contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 547,769,915 shares issued and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(7,920,205)	(7,918,981)
Total stockholders' equity	52,552	53,776

Total Liabilities and Stockholders' Equity	$420,889	$394,714

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

NET SALES	206,762	152,057	394,699	282,228
Cost of Goods Sold	1,937	6,732	2,389	12,796

GROSS PROFIT	204,825	145,325	392,310	269,432

Costs and Expenses
Research and development costs	72,788	68,249	169,459	119,316
Selling, general and administrative	93,394	79,145	194,417	207,045
Depreciation and Amortization	21,607	72,157	43,215	144,314

Total costs and expenses	187,789	219,551	407,091	470,675

Operating profit (loss)	17,036	(74,226)	(14,781)	(201,243)

Other income (expense):
Interest income	258	26	1,629	153
Other income	––	––	––	8,783
Gains on sale of marketable equitable securities	746	––	746	––
Interest expense	(1,252)	(2,442)	(2,533)	(4,883)

Total other income (expense)	(248)	(2,416)	(158)	4,053

Net income (loss) before income tax provision	16,788	(76,642)	(14,939)	(197,190)

Tax expense	––	––	––	––
Refundable tax credit	6,133	4,028	13,714	9,143

Net income (loss)	$22,921	$(72,614)	$(1,225)	$(188,047)

Income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding -	547,769,915	510,369,915	547,769,915	510,369,915
basic and diluted

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	April 30, 2009	April 30, 2008
Cash Flows from Operating Activities:
Net loss	$(1,225)	$(188,047)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	43,216	144,314
Changes in assets and liabilities
Accounts receivable	7,492	4,767
Tax credit receivable	(13,714)	(9,143)
Prepaid expenses and other current assets	9,246	(16,873)
Accounts payable and accrued liabilities	27,399	28,467
Net cash provided (used) by operating activities	72,414	(36,515)

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	(14,408)	––
Proceeds from sales of marketable equitable securities	34,400	––
Purchases of fixed assets	(29,394)
Net cash used by investing activities	(9,402)	––

Cash Flows from Financing Activities:
Proceeds from related party notes payable	––	110,700
Payment of related party notes payable	––	(74,100)
Net cash provided by financing activities	––	36,600

Net increase in cash and cash equivalents	63,012	85
Cash and cash equivalents, beginning of the period	19,288	12,704
Cash and cash equivalents, end of the period	$82,300	$12,789

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2008, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s Consolidated Financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and  accounting  treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

MERA PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

4.

Material Agreements

The Company receives licensing income under a license agreement with HR BioPetroleum, Inc (HRBP) that was signed in fiscal 2007. The agreement calls for the Company to receive $22,000 per month and grants HRBP access and use of the Companies facilities to perform a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company. On January 9, 2009, the Company was informed that HRBP would not be renewing such license agreement. Unless a new agreement can be negotiated revenues received under this agreement will cease effective July 8, 2009.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2009 we had an accumulated deficit of $7,920,205. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses through the current fiscal year. We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue rose 36% for the quarter ending April 30, 2009 to $206,762 vs. $152,057 in the year ago quarter ending April 30, 2008.

Cost of Sales. Cost of goods sold was $1,937 for the quarter ending April 30, 2009 versus $6,732 in the quarter ending April 30, 2008 which was a 71% decrease as inventories continue to be brought into alignment to better reflect sales rates. There was a shifting of costs from production of existing products to research and development programs.

Research and Development Costs. Research and development costs increased to $72,788 for the quarter ending April 30, 31, 2009 versus $68,249 for the quarter ending April 30, 2008, an increase of approximately 6.7%.  The increase was due to the costs associated with the Company’s technical service agreement and shift of personnel to work on the service agreement project with HRBioPetroleum.

Selling, General and Administrative Expenses.  These expenses increased to $93,394 for the quarter ending April 30, 2009 as compared with $79,145 in the quarter ending April 30, 2008, a increase of 18% as the Company has, due to increased sales and revenue, hired additional sales and support staff to enable the Company to grow its sales and marketing division. The Company will also continue to contain expenses though the use of part time workers who are available on a call basis when needed.

Interest Expense. For the quarter ended April 30, 2009 versus 2008, interest expense was $1,252 and $2,442, respectively. This decrease was due to a lower level of borrowing by the Company during the second quarter of 2009 compared to the second quarter of 2008.

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

MERA PHARMACEUTICALS, INC.

Dated: June 11, 2009	By:	/s/ GREGORY F. KOWAL
Gregory F. Kowal
Chief Executive Officer

12