Form 10-Q
period 2009-07-31
MERA PHARMACEUTICALS INC
filed 2009-09-09
CIK 837490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark one)

☑  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑   NO ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES ☑   NO ☐

547,769,915 shares of $0.0001 par value common stock outstanding as of July 31, 2009

80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2009

974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2009

MERA PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2009

CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

3

Condensed Balance Sheet

3

Condensed Statement of Operations

4

Condensed Statements of Cash Flows

5

Notes to Condensed Financial Statements

6

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3:     Controls and Procedures

10

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings

11

Item 2:     Changes In Securities

11

Item 3:     Defaults Upon Senior Securities

11

Item 4:     Submission of Matters to a Vote of Security Holders

11

Item 5:     Other Information

11

Item 6:     Exhibits and Reports on Form 8-K

11

Signatures

12

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1:

FINANCIAL STATEMENTS

MERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEET

(UNAUDITED)

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$11,908	$19,288
Marketable equitable securities	—	34,400
Accounts receivable	7,641	11,007
Tax credit receivable	53,591	—
Prepaid expenses and other current assets	3,809	48,580

Total current assets	76,949	113,275

Plant and equipment, net	246,824	281,439

Total Assets	$323,773	$394,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$310,529	$283,590
Notes payable - related parties	51,936	51,936
Other current liabilities	—	5,412

Total Current Liabilities	362,465	340,938

Contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 547,769,915 shares issued and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,011,449)	(7,918,981)
Total stockholders' equity (deficit)	(38,692)	53,776

Total Liabilities and Stockholders' Equity	$323,773	$394,714

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$106,213	$173,098	$500,912	$455,327
Cost of goods sold	12,851	3,489	15,240	16,285

GROSS PROFIT	93,362	169,609	485,672	439,042

Operating Expenses
Selling and administrative expenses	88,073	38,970	282,489	246,015
Research and development costs	82,658	64,714	252,117	184,029
Depreciation and amortization	21,607	69,037	64,822	213,351

Total operating expenses	192,338	172,721	599,428	643,395

Operating loss	(98,976)	(3,112)	(113,756)	(204,353)

Other income (expense)
Interest income	816	48	2,445	201
Other income	—	—	746	8,783
Interest expense	(1,248)	(3,310)	(3,781)	(8,193)

Total other income (expense)	(432)	(3,262)	(590)	791

Net loss before tax provision	(99,408)	(6,374)	(114,346)	(203,562)

Provision for income taxes	—	—	—	—
Refundable tax credit	8,164	13,895	21,878	23,038

NET INCOME (LOSS)	$(91,244)	$7,521	$(92,468)	$(180,524)

Net income (loss) per common share	$(0.0002)	$0.0000	$(0.0002)	$(0.0004)

Weighted Average Shares Outstanding	547,769,915	510,369,915	547,769,915	510,369,915

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(92,468)	$(180,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,822	213,351
Changes in assets and liabilities
Accounts receivable	3,366	2,760
Tax credit receivable	(53,591)	—
Prepaid expenses and other current assets	44,771	(33,018)
Accounts payable and accrued liabilities	21,526	(39,530)
Net cash used in by operating activities	(11,574)	(36,961)

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	(28,663)	—
Proceeds from sales of marketable equitable securities	63,063	—
Purchases of fixed assets	(30,206)
Net cash provided by investing activities	4,194	—

Cash Flows from Financing Activities:
Proceeds from related party notes payable	—	158,010
Payment of related party notes payable	—	(132,810)
Net cash provided by financing activities	—	25,200

Net decrease in cash and cash equivalents	(7,380)	(11,761)
Cash and cash equivalents, beginning of the period	19,288	12,704
Cash and cash equivalents, end of the period	$11,908	$943

Supplemental Cash Flow Information
Interest Paid	$—	$5,339
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.

Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2008, included in Form 10-KSB filed with the Securities and Exchange Commission

The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and  accounting  treatment of financial instruments. The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

3.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

MERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall

MERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

4.

Material Agreements

The Company has received licensing income under a license agreement with HR BioPetroleum, Inc (HRBP) that was signed in fiscal 2007. The agreement calls for the Company to receive $22,000 per month and grants HRBP access and use of the Companies facilities to perform a research project relating to large-scale cultivation and production of certain microalgae species, and grants HRBP license rights to a patent and other intellectual property owned by the Company. On January 9, 2009, the Company was informed that HRBP would not be renewing such license agreement. Revenues received under this agreement ceased effective July 8, 2009.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product. From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2009 we had an accumulated deficit of $8,011,449. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses through the current fiscal year. We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue declined 38.6% for the quarter ending July 31, 2009 to $106,213 vs. $173,098 in the year ago quarter ending July 31, 2008. The revenue decline was mostly attributable to the ending of the HRBioPetroleum agreement which ended on June 8, 2009

Cost of Sales. Cost of goods sold was $12,851 for the quarter ending July 31, 2009 versus $3,489 in the quarter ending July 31, 2008 which was a 268% increase as we added materials and inventory to meet expected future sales of our AstaFactor and Kona Sea Salt products.

Research and Development Costs. Research and development costs increased to $82,658 for the quarter ending July 31, 2009 versus $64,714 for the quarter ending July 31, 2008, an increase of approximately 27.7%. The increase was due to the costs associated with the conclusion of the Company’s technical service agreement and shift of personnel to work on research for the introduction of future new products that the Company hopes to introduce in the future.

Selling, General and Administrative Expenses.  These expenses increased to $88,073 for the quarter ending July 31, 2009 as compared with $38,970 in the quarter ending July 31, 2008, a increase of 126% as the Company, due to increased sales and revenue, hired additional sales and support staff to enable the Company to grow its sales and marketing division. The Company will also continue to contain expenses though the use of part time workers who are available on a call basis when needed.

Interest Expense. For the quarter ended July 31, 2009 versus 2008, interest expense was $1,248 and $3,310, respectively. This decrease was due to a lower level of borrowing by the Company during the third quarter of 2009 compared to the third quarter of 2008.

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

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MERA PHARMACEUTICALS, INC.

Dated: Sept 09, 2009	By:	/s/ GREGORY F. KOWAL
Gregory F. Kowal
Chief Executive Officer

12