Form 10-K
period 2009-10-31
MERA PHARMACEUTICALS INC
filed 2010-01-27
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

MERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	033-23460	04-3683628
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

73-4460 QUEEN KA'AHUMANU HIGHWAY, SUITE 110, KAILUA-KONA, HAWAII, 96740
(Address of principal executive offices)

(808) 326-9301
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Mera Pharmaceuticals' revenues for its most recent fiscal year: $599,091.

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as reported on the NASD Pink Sheets, as of October 31, 2009 is $2,738,847.

The number of shares outstanding of common equity, as of October 31, 2009, was 547,769,515 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

MERA PHARMACEUTICALS, INC.

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

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR®), a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution cost and introduce SALMON ESSENTIALS™), a proprietary combination of astaxanthin and Omega-3 fatty acids.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR®) AND SALMON ESSENTIALS™ while preserving margins. We also hope to develop and introduce additional microalgae-based nutritional products to the marketplace in the future.

We face significant potential competition for ASTAFACTOR®). We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition as well, although at present we are not aware of a product that combines the same ingredients as SALMON ESSENTIALS™ in a single product.

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

Mera Pharmaceuticals' patents and intellectual property include issued patents relating to the MGM and general processes for cultivating microalgae in photobioreactors. The Company believes that intellectual property relative to aquatic organism biotechnology will become much more important, challenging and complex in the future.

Government regulation and product testing are strong factors in the markets for the products we have developed and produced. Our products are subject to regulation by the U.S. Food and Drug Administration or similar agencies in foreign countries and may require extensive testing for safety and efficacy before being released for sale.

The Company currently manufactures its products at a five-acre research, development and production facility at the Hawaii Ocean Science and Technology Business Park in Kailua-Kona, Hawaii. The facility is ideally located for research and development and the commercial production of microalgae. We have access to large volumes of deep ocean water (used for temperature control) in a stable tropical climate with plentiful sunlight, conditions that are well suited to microalgae cultivation. Although Hawaii's distance from many markets increases certain costs of operation, on balance there are few locations, domestic or international, that are as well suited to our cultivation processes.

In addition to the production of our own products, the Company is also seeking new research collaborations with other enterprises to demonstrate the economic feasibility of producing valuable substances that they have identified in microalgae. Such collaborations will be sought to expand the applications of Mera's technology. We will also explore licensing opportunities for the technology where that makes economic sense.

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

THE ASTAFACTOR® MARKET. We believe that the market for ASTAFACTOR® is likely to expand over the next few years. There is growing evidence in the scientific and medical literature that astaxanthin contributes meaningfully to the general well-being of humans. Although we face competition in this market, we believe that our technology will give us significant cost and quality advantages over our competitors in our effort to capture a significant share of this growing market.

Sales of ASTAFACTOR(R) began in Hawaii in March, 2000. Our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. The Company has maintained its focus in the Hawaiian market, which offers revenue potential to help support the cost of broader retail distribution.

(2)	SALMON ESSENTIALS

During 2004 the Company introduced an extension of its ASTAFACTOR®) line, Salmon Essentials™. This product offers a unique combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR®) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health. Omega-3s also help reduce inflammation, adding to that important benefit of SALMON ESSENTIALS™.

We began marketing SALMON ESSENTIALS™ during 2004, launching the product initially through our Hawaiian retail distribution system. We have also made SALMON ESSENTIALS™ available through our web site. The Company is contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

(3)	PRODUCT LINE EXPANSION

The Company is currently evaluating product line extensions for its ASTAFACTOR® and Kona Sea Salt™ products and is also contemplating exploring additional microalgae sources for development of nutraceutical products.

We believe that many more nutraceutical products could be developed from microalgae, but they remain unexamined and unexploited because there has been no feasible way to grow them at a large enough scale. The MGM opens a path to this untapped resource by combining effective, reproducible control with commercial scale production.

DEPENDENCE ON KEY CUSTOMERS

Our business depends on key relationships in Hawaii. Sales to our largest customer, Longs Drugs, owned by CVS, continues to represent the largest, but decreasing percentage of our product sales. Sales to various domestic distributors have been slowly increasing as have internet sales.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products. We have several strategies to achieve these goals.

1)  INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current products, ASTAFACTOR®, SALMON ESSENTIALS™ and KONE SEA SALT™, by expanding distribution through a variety of sales channels. It appears that awareness of the benefits of our products is growing in the marketplace, and once the benefits of our products are more fully understood by the general public, we will focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

2)  EXPAND STRATEGIC ALLIANCES. We intend to develop relationships with other companies who have products that will benefit from utilizing our technology under license. We believe that there is significant potential revenue associated with the licensing of our technology to other companies or in performing contract work for them utilizing our facilities or expanded facilities if justified.

MANUFACTURING

Our Kona facility has sufficient capacity to meet our current demand for products.  Ability to expand our production is sufficient to meet our projected needs for the foreseeable future. Further expansion of the Kona facility is feasible, if demand for our products justifies doing so.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the last fiscal year, the Company has spent $324,383 versus $299,696 in the previous year on research and development activities.

MARKETING AND SALES

The Company's marketing strategy for its products may vary depending on the specific product being sold and its target market, but that strategy is generally built on two fundamental tenets:

1.  CREATE ALLIANCES WITH EFFICIENT, HIGH-QUALITY DISTRIBUTORS IN KEY U.S. REGIONAL AND INTERNATIONAL MARKETS AND SUPPORT THOSE DISTRIBUTORS WITH EFFECTIVE ADVERTISING AND PROMOTION TO THE CONSUMER. The Company currently markets ASTAFACTOR®, SALMON ESSENTIALS™ and KONA SEA SALT™ to mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute outside of Hawaii.

2.  SELL ASTAFACTOR®, SALMONESSENTIALS™ AND KONA SEA SALT™ DIRECTLY TO THE CONSUMER. This approach allows us to reach consumers throughout the domestic market at the most attractive margins, since it eliminates distributor and retailer profits. Web-based and specialty media promotion are also used to reinforce our marketing efforts and product visibility to all consumers. We are building a customer data base that will enhance our ability to reach regular customers with new products as they are developed and come to market.

COMPETITION

The Company believes that its proprietary technology and process control systems and software give it a significant advantage relative to its competitors. However, there are a number of companies that are engaged in efforts to develop microalgae-based products that compete with ours, either directly or indirectly.

We believe that our original MGM technology was the first closed-system, process-controlled photobioreactor to be operated at commercial scales larger than 2,750 gallons (10,000 liters). We can now operate at a scale more than twice that (25,000 liters). We are aware of only three other companies in the world - Biotechna of Australia, Algatechnologies of Israel and AstaReal of Hawaii - that claim to possess proprietary photobioreactor technology.

COMPETITORS FOR ASTAFACTOR®) There are various other producers of astaxanthin that compete with ASTAFACTOR®, our nutraceutical astaxanthin product. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market.

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

TRADEMARKS AND SERVICE MARKS. The following trademarks and service marks have been registered or are claimed marks that the Company has not registered but as to which it believes it has established a common law right of use and as to which it has no information to the contrary. The registered trademark on ASTAFACTOR® is valid through March 2012, and the following other claimed marks that the Company believes it has established a common law right of use are valid for the standard period of duration, as provided in applicable common law:

SALMONESSENTIALS™
AQUAXAN®
MERA PHARMACEUTICALS™
MERA GROWTH MODULE ™ (MGM)
MERA PROCESS CONTROL SYSTEM™ (MPCS)
MERA REMOTE DATA WEB ACCESS™ (RDWA)
DRUGS FROM THE SEA™
KONA SEA SALT™

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

The Company currently distributes ASTAFACTOR®, SALMON ESSENTIALS™ and KONE SEA SALT™ in the United States, and in certain foreign countries. We also hope to expand our distribution internationally. Regulatory approval requirements vary by country. We believe the approval process for our products in most countries will come under their "natural" status and that it will be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES. As of October 31, 2009, the Company had five (5) full-time employees and various part time help as needed. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted "fresh-start accounting") through October 31, 2009 we had an accumulated deficit of $8,111,859. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur smaller operating losses through at least fiscal year 2010. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $600,000 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

•	market acceptance of our products;

•	our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of our ASTAFACTOR® and KONA SEA SALT™ line of products;

•	the extent and progress of our research and development programs;

•	the time and costs of obtaining regulatory clearances for some of our products;

•	the costs of filing, maintaining, protecting and enforcing patent claims;

•	the need to address competing technological and market developments;

•	the cost of developing and/or operating production facilities for our existing and potential products; and

•	the costs of commercializing our products.

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

Our business currently depends on key distribution relationships in Hawaii. These customers currently purchase approximately 30% of the natural  products we sell, with the remainder being sold to smaller retail accounts, directly to consumers or internationally. If we lose one or more of these customers, or if they do not continue buying our products at the current and anticipated purchase levels, then our revenues could decrease. In addition, the loss of one or more of these customers may adversely affect our reputation, and we could have difficulty attracting new customers as a result.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We expanded our employee base nominally during fiscal year 2009 and expect to rationally expand during fiscal year 2010 in both sales staff and production assuming revenues expand with increased demand for our products. If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

AS WE EXPAND OUR PRODUCT LINE AND ATTEMPT TO PENETRATE ADDITIONAL MARKETS, WE MAY FACE SIGNIFICANT CHALLENGES TO SUCCESS.

We are exploring expanding our product lines. The success of our product lines will depend on our ability to implement our marketing strategy and comply with the standards of Good Manufacturing Practice, or GMP, as and when applicable. We believe the prospects for nutraceutical products will depend, in the short term, on product quality and education of consumers regarding its benefits. Our ability to penetrate new markets for our natural astaxanthin products will, we believe, depend strongly on regulatory approval in several major markets within and outside the United States. We expect the success of our products to depend primarily on our ability to develop and market these new products.

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical markets. We have eight years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

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

As of October 31, 2009, our current directors and executive officers and family and related entities, as a group, beneficially owned approximately 100,100,000 of the approximately 548,000,000 shares of our common stock outstanding as of October 31, 2009. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST LARGER, MORE ESTABLISHED COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WOULD SUFFER.

Competition in the nutraceutical market is intense. Factors affecting competition include financial resources, research and development capabilities and manufacturing and marketing experience and resources.

Our nutraceutical astaxanthin products will compete directly with the products of several companies that sell a similar nutraceutical product. At least three companies that we are aware of have a product like ours. We expect that our nutraceutical astaxanthin products will compete on the basis of product quality, price, and efficiencies derived from our intellectual property and an effective marketing strategy. However, if our competitors develop a proprietary position that inhibits our ability to compete, or if our marketing strategy is not successful, then our revenues may not increase.

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

Mera's corporate predecessor received FDA clearance for the ASTAFACTOR® in early 2000. We similarly notified the FDA of our intention to market Salmon Essentials™ in 2004, without objection. While we believe that the natural products on which we are focused will be subject to few objections in this approval process, we cannot ensure that any of our future products, on which we may have expended substantial development effort, will be cleared by the FDA on a timely basis, if at all.

The ASTAFACTOR® AND SALMON ESSENTIALS™ our nutraceutical astaxanthin products are being distributed internationally already and are likely to be distributed in others. Regulatory approvals in foreign markets vary by country. We believe the approval process for these products will generally come under their "natural product" status and be approved relatively quickly. However, we can provide no assurances in this regard.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2009 we had 547,759,915 shares of common stock outstanding. Of these shares, approximately 193,000,000 have either been registered under the Securities Act of 1933, as amended (the "Securities Act"), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of these shares being offered for sale will have on prevailing market prices. However, substantial amounts of our common stock were sold in the public market, to the point where raising capital has become extremely difficult.

We will need additional funding for capital expenditures and operating capital. If we raise additional funds by selling equity securities, the share ownership of our existing investors would be diluted. In addition, new equity purchasers may obtain rights, preferences or privileges that are superior to those of our existing stockholders and most likely demand a major reverse stock split in order to clean up the capital structure.  This would allow for potential additional add on investments.

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

ITEM 2.	PROPERTIES.

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

We currently occupy this facility on a long term lease basis of 30 years with rents increases renegotiated every five (5) years.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any pending legal proceedings, nor is any of its property the subject of a pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to matters to a vote of security holders during the fourth quarter of our 2009 fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market on the NASD Pink Sheets. Symbol: "MRPI"). The following table shows the last sale price of the Company’s stock sale as of October 31, 2009. as reported by financial reporting services. This quotation is believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	CLOSING PRICE
FISCAL 2009	$ 0.005

As of October 31, 2009, we had approximately 1,246 record holders of our 547,769,915 outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately, 48,000,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2009, 12,430,000 of the options had vested.

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

In March 2005 the Company issued 87,298, 1,354,028 and 1,582,771 to Gregory F. Kowal, Daniel P. Beharry and Kenneth Crowder, respectively, in exchange for their forgiveness of debts in the amount of $872.98, $13,540.28 and $15,827.71 owed to them by the Company for expenses incurred by them on the Company's behalf. The effective per share price of these issuances was $0.01 per share. Messrs. Kowal, Beharry and Crowder were all members of Mera's board of directors. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2009, we had an accumulated deficit of $8,111,859. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur smaller operating losses for the 2010 fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2008

REVENUES. During the years ended October 31, 2009 and 2008, product and technical services revenue totaled $599,091 and $609,984 respectively, resulting in a decrease of 1.8%. During fiscal 2009, this revenue was generated principally through direct sales and a technical service contract which expired during June 2009. A small portion of sales were attributed to international distribution of our products and some sales of raw materials.

EXPENSES. Overall operating expenses were $688,276 in 2009 compared with $642,294 in fiscal 2008, an increase of 7.25%. This increase resulted principally from continued efforts to expand research and development of potential new products which will expand revenue in the future as new products are deemed acceptable for human consumption

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR®), SALMON ESSENTIALS™®, KONA SEA SALT™® as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to better production methods and inventory management.  Cost of product sold in 2009 was $28,021 versus $38,935 in 2008, a decline of 28%.  It is expected that the cost of products sold will increase during 2010 as we expand our sales going forward.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2009 were $324,383 as compared to $299,696 for fiscal 2008. This represents an 8.3% increase due to a technical service agreement that the company was engaged in during fiscal year 2009.  This contract ended in June 2009 and additional research and development costs associated with new product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to our various product lines. General and administrative expenses for the fiscal year 2009 were $363,893 versus $342,598 in 2008, an increase of 6.3%. This increase was due to the company's hiring of sales personnel and staff in a continuing effort to increase sales for future growth.

INTEREST EXPENSE. For the years ended October 31, 2009 and 2008, interest expense was $5,033 and $10,140 respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt. The total amount of debt decreased in 2009 due to less short term borrowing. It is expected that interest expenses will be comparable in 2010 as the Company’s cash position becomes more stable.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY. There were no changes to the provisions during the fiscal year ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2009 and 2008, we did not raise any additional funding versus $175,000 of net proceeds from the sale of shares of common stock and/or the issuance of debt in private placement transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited balance sheet as of October 31, 2009 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years ended October 31, 2009 and 2008, together with related notes and the report of Jewett, Schwartz & Associates, our independent auditors, appear on pages F-1 through F-17 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2009 or 2008.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers.

NAME	AGE	POSITION
Gregory F. Kowal	61	Chief Executive Officer (1), and Director
Kenneth I. Crowder	71	Director, Chief Operating Officer(1)
Russell M. Yamamoto	58	Director (1)
Michael F. Corcoran PH.D	60	Director (1)
Melanie K. Kelekolio	42	Corporate Secretary(1) Vice President and Operations Manager(1)

———————
1.	As of January 3, 2006, Mr. Kowal assumed the role of the Company's chief executive officer in addition to his role as chairman of the board of directors.

GREGORY F. KOWAL, CHIEF EXECUTIVE OFFICER AND DIRECTOR, has served as a director of our Company since June 2002. He assumed the role of CEO on January 3, 2006. Mr. Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset management.  He was also President of Hawaii Tsunami Pro Soccer Incorporated. Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration included management and finance.

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

MELANIE K.KELEKOLIO, CORPORATE SECRETARY, VICE PRESIDENT AND OPERATIONS MANAGER, joined the company in May 1999 as a Research Associate and became the Team Leader of Production in 2001. Ms. Kelekolio has served as Corporate Secretary and Operations Manager since July, 2008. She has been instrumental in the optimization of our cultivation and scale up processes used to produce the Haematococcus algae and astaxanthin products, as well as Research and Development projects now in the works. Ms. Kelekolio has over 17 years of experience in the aquaculture field.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three fiscal years ended October 31, 2009.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F. Kowal, CEO	2009	$0	$0
Gregory F. Kowal, CEO	2008	$0	$0
Gregory F. Kowal, CEO	2007	$0	$0

OPTION GRANTS IN FISCAL 2009

No options were granted to Executive officers in fiscal year 2008.

STOCK OPTIONS EXERCISED DURING FISCAL 2008

No stock options were exercised by the named executive officers of the Company during fiscal 2009.

FISCAL YEAR-END OPTION VALUES

The total value of executive and officer’s unexercised vested options as of October 31, 2009, was $62,150.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2009.

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

EMPLOYMENT CONTRACTS

We currently do not have employment contracts with our named executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information known to us about the beneficial ownership of our common stock as of January 6, 2010 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

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

———————
1.
Applicable percentage of beneficial ownership is based on shares outstanding as of January 5, 2010. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following is a summary of the fees billed to us by Jewett, Schwartz, Wolfe & Associates ("JSWA") for professional services rendered for the fiscal years ended October 31, 2009 and 2008:

Fee Category	Fiscal 2009	Fiscal 2008

Audit Fees	$30,000	$30,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$30,000	$30,000

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's consolidated financial statements included in our annual reports on Form 10-K and Form 10-KSB for the years ended October 31, 2009 and 2008, respectively, and or reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-QSB during fiscal 2009 and 2008, respectively.

PART IV

ITEM 15.	EXHIBITS

INDEX OF EXHIBITS

Exhibit List	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
32.1 32.2
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/B and authorized this Form 10-KSB/B to be signed on its behalf by the undersigned, in the City of Honolulu, State of Hawaii, on January 27, 2010.

MERA PHARMACEUTICALS, INC.

By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer

In accordance with the requirements of the Securities Act, this Registration Statement on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE

/s/ Gregory F. Kowal	Chief Executive Officer, and Director	January 27, 2010
Gregory F. Kowal

/s/ Anthony Applebaum	Principal Financial and Accounting Officer	January 27, 2010
Anthony Applebaum

/s/ Kenneth I. Crowder	Director	January 27, 2010
Kenneth I. Crowder

/s/ Melanie Kelekolio	Secretary	January 27, 2010
Melanie Kelekolio

FINANCIAL STATEMENTS

MERA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Mera Pharmaceuticals, Inc. as of October 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity`, and cash flows for the years ended October 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended 2009 and 2008 in conformity with accounting principles generally accepted  in  the  United  States  of  America.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
January 26, 2010

MERA PHARMACEUTICALS, INC.
BALANCE SHEETS

	October 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,135	$19,288
Marketable equitable securities	—	34,400
Accounts receivable	6,656	11,007
Tax credit receivable	31,229	31,713
Other current assets	15,994	16,867
Total current assets	57,014	113,275

Plant and equipment, net	200,482	281,439

Total Assets	$257,496	$394,714

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$314,212	283,590
Notes payable - related parties	51,936	51,936
Deferred revenue	30,450	—
Other cUrrent liabilities	—	5,412
Total current liabilities	396,598	340,938

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $.0001 par value, 10,000 shares authorized, 80 Series A shares issued and outstanding and 974 Series B shares issued and outstanding	2	2
Common stock, $.0001 par value: 750,000,000 shares authorized, 547,769,915 shares issued and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,111,859)	(7,918,981)
Total stockholders’ equity (deficit)	(139,102)	53,776

Total Liabilities and Stockholders’ Equity (Deficit)	$257,496	$394,714

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended October 31, 2009	Twelve Months Ended October 31, 2008
NET SALES	$599,091	$609,984
Cost of goods sold	28,021	38,935

GROSS PROFIT	571,070	571,049

Operating Expenses
Selling and administrative expenses	363,893	342,597
Research and development costs	324,383	301,566
Depreciation and amortization	84,646	220,912
Impairment loss	20,413	1,684,737

Total operating expenses	793,335	2,549,812

Operating loss	(222,265)	(1,978,763)

Other income (expense)
Interest income	2,445	607
Realized gain	746	214
Other income	—	11,013
Interest expense	(5,033)	(10,140)

Total other income (expense)	(1,842)	1,694

Net loss before tax provision	(224,107)	(1,977,069)

Refundable tax credit	31,229	31,713

NET LOSS	$(192,878)	$(1,945,356)

Net loss per common share	$(0.0004)	$(0.0038)

Weighted average shares outstanding	547,769,915	516,830,024

MERA PHARMACEUTICALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Stock
						Additional	Treasury		Stockholders'
	Convertible Preferred			Common		Paid - In	Stock At	Accumulated	Equity
	Series A Shares	Series B Shares	Amount	Shares	Amount	Capital	Cost	(Deficit)	(Deficit)
Balance at October 31, 2007	80	974	$2	510,369,915	$51,037	$7,736,743	$—	$(5,973,625)	$1,814,157

Issuance of common shares at $0.005 per share				5,000,000	500	24,500			25,000
Issuance of common shares at $0.005 per share				30,000,000	3,000	147,000			150,000
Issuance of common shares at $0.005 per share				2,400,000	240	11,760			12,000
Acquisition of treasury shares							(2,025)		(2,025)
Loss for the year ended October 31, 2008								(1,945,356)	(1,945,356)
Balance at October 31, 2008	80	974	$2	547,769,915	$54,777	$7,920,003	$(2,025)	$(7,918,981)	$53,776
Loss for the year ended October 31, 2009								(192,878)	(192,878)

Balance at October 31, 2008	80	974	$2	547,769,915	$54,777	$7,920,003	$(2,025)	$(8,111,859)	$(139,102)

See the accomanying notes to the financial statements

MERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Twelve Months Ended October 31, 2009	Twelve Months Ended October 31, 2008
Cash Flows from Operating Activities:
Net loss	$(192,878)	$(1,945,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated depreciation and amortization	84,646	220,912
Common stock issued in satisfaction of accounts payable	—	12,000
Impairment of fixed assets	20,413	1,684,737
Changes in operating Assets and Liabilities:
Accounts receivable	4,351	(2,533)
Other current assets	1,357	(30,761)
Accounts payable and accured expenses	25,210	(57,590)
Deferred revenue and other current liabilities	30,450	—
Net cash used by operating activities	(26,451)	(118,591)

Cash Flows from Investing Activities:
Purchases of fixed assets	(24,102)	—
Marketable security	34,400	(34,400)
Net cash used by investing activities	10,298	(34,400)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	175,000
Proceeds from notes payable	—	162,910
Payment of notes payable	—	(176,310)
Purchase of treasury stock	—	(2,025)
Net cash provided by financing activities	—	159,575

Net increase (decrease) in cash and cash equivalents	(16,153)	6,584
Cash and cash equivalents, beginning of the period	19,288	12,704
Cash and cash equivalents, end of the period	$3,135	$19,288

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$6,028

Supplemental cash flow information
Non cash financing activities
Common stock issued in satisfaction of accounts payable	$—	$12,000

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

The Company has devoted most of its efforts since inception to research and development, and was considered a development stage company until fiscal 2001.  Since 2001 the Company has with various degrees of success attempted to enter the retail market for its line of nutraceutical products.  2009 proved no exception with mixed results due to the lack of available marketing funds and staffing

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At October 31, 2009, inventories consisted of $742,736 of work in process, $133,767 of finished goods and $19,338 of raw materials.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $895,841.

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

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of - Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

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

Preferred Stock - The Company has authorized 10,000 shares of "blank check" preferred stock, with such designations, rights, preferences, privileges and restrictions to be determined by the Company's Board of Directors. As of October 31, 2009, 1,054 shares of preferred stock were issued and outstanding.

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

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Loss Per Share - The Company computed basic and diluted loss per share amounts for October 31, 2009 and 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
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

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $8.1 million through the year ended October 31, 2009.  The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

3.  RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated retroactive to May 2003 and approximately $11,600 was payable under this agreement as of October 31, 2009.

4.  INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2009, the Company had a net operating loss carryforward of $20,000,000 available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.  An increase in the valuation allowance of $80,000 occurred as of October 31, 2009.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The provision (benefit) for income taxes from continued operations for the years ended October 31, 2009 and 2008 consist of the following:

	October 31,
	2009	2008

Current:
Federal	$-	$-
State	-	-
	-	-
Increase in valuation allowance	(80,000)	(62,000)
Benefit of operating loss carryforward	80,000	62,000
Provision (benefit) for income taxes, net	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2009	2008

Net operating loss carry- forwards expiring after the year 2009	$8,300,000	$8,200,000

Deferred income tax asset	$8,300,000	$8,200,000

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2009	2008

Deferred tax assets
Current	$-	$-
Non-current	8,300,000	8,200,000
		8,200,000

Less valuation allowance	(8,300,000)	(8,200,000)

Net deferred income tax asset	$-	$-

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The Company has the following carryforwards available at October 31, 2008:

Operating losses
Amount	Expires

8,600,000	2012 - 2019
4,000,000	2022
2,600,000	2023
1,900,000	2024
1,200,000	2025
930,000	2026
420,000	2027
150,000	2028
190,000	2029

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2009, the Company has approximately $32,000 in QHTB tax credit refunds receivable.

6.  NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2009:

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

Total interest expense on notes payable – related parties was $4,992 and $10,140 for the years ended October 31, 2009 and 2008, respectively.

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

The following table summarizes warrant activity through October 31, 2009:

	Warrants	Price	Term
Balance, October 31, 2007	2,080,000	0.05	5 Years
Expired warrants - 7/2008	(1,460,600)	0.05	5 Years
Expired warrants - 10/2008	(619,400)	0.05	5 Years
Balance, October 31, 2009	-

8.  STOCK BASED COMPENSATION

On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of October 31, 2009, approximately 12,400,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 36,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. However, compensation cost for stock option grants to the Company’s employees would still be determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” and the corresponding decrease in net income disclosed. As no options were issued during the fiscal year ended October 31, 2009, no such computation is included herewith.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2009:

	Number of Shares	Exercise Price
Options outstanding, November 1, 2005	48,426,800	$-
Options granted	-	0.010
Options exercised	(60,750)	0.010
Options forfeited	(35,936,050)	0.010
Options outstanding, October 31, 2009	12,430,000	$0.010

Options to purchase 12,430,000 shares were exercisable at October 31, 2009. No options were offered or exercised during the year ending October 31, 2009.

9.  LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2008, the Company recorded an asset impairment charge of $1,684,737 related to production and research equipment that has deteriorated and is in disrepair.   No asset impairment charges were recorded in fiscal year 2009.

10.  MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than temporary decline in value of its marketable securities for the years ending October 31, 2009.  As of October 31, 2009, the Company’s held no marketable securities. All marketable securities are classified as available-for-sale securities.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the Company’s marketable security investments as of October 31, 2009:

		Net Unrealized	Estimated Fair
Marketable securities:	Cost	Gains (Losses)	Market Value
Corporate bonds	$-	$-	$-

Total available-for-sale investments	$-	$-	$-

11.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment is as follows:

October 31, 2009
Plant	$274,102
Equipment	-
274,102
Accumulated depreciation	(73,620)
Total	$200,482

12.  INTANGIBLE ASSETS

The Company issued detachable stock purchase warrants with an aggregate fair market value of $165,600 that expired in 2008.  During the year ended October 31, 2004, 3,440,000 warrants were cancelled with an aggregate value of $103,000. For the year ended October 31, 2009 the Company recognized no amortization expense.

13.  SUBSEQUENT EVENTS

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met.