Form 10-Q
period 2010-01-31
MERA PHARMACEUTICALS INC
filed 2010-03-16
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

OR

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-23460

MERA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3683628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

73-4460 Queen Ka'ahumanu Highway, Suite 110 Kailua-Kona, Hawaii 96740 (808) 326-9301
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐      NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .    YES  ☐      NO  ☑

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES ☑     NO ☐

547,769,915 shares of $0.0001 par value common stock outstanding as of January 31, 2010

80 shares of $0.0001 par value Series A preferred stock outstanding as of January 31, 2010

974 shares of $0.0001 par value Series B preferred stock outstanding as of January 31, 2010

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended January 31, 2010

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

Mera Pharmaceuticals, Inc.
Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$2,241	$3,135
Accounts receivable	14,281	6,656
Tax credit receivable	36,849	31,229
Prepaid expenses	11,974	15,994

Total current assets	65,345	57,014

Plant and equipment, net	197,142	200,482

Total Assets	$262,487	$257,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151,907	$181,040
Accrued expenses	$141,935	$133,172
Notes payable - related parties	51,936	51,936
Deferred revenue	73,200	30,450
Other current liabilities	-	-

Total Current Liabilities	418,978	396,598

Contingencies

Stockholders' deficit:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 shares issued
and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,129,248)	(8,111,859)
Total stockholders' deficit	(156,491)	(139,102)

Total Liabilities and Stockholders' Equity	$262,487	$257,496

The accompanying notes are an integral part of these financial statements

Mera Pharmaceuticals, Inc.
Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2010	2009
	(Unaudited)	(Unaudited)

NET SALES	$96,215	$187,937
Cost of goods sold	1,306	453

GROSS PROFIT	94,909	187,484

Operating Expenses
Selling and administrative expenses	50,747	101,023
Research and development costs	62,932	96,670
Depreciation and amortization	4,325	21,607

Total operating expenses	118,004	219,300

Operating loss	(23,095)	(31,816)

Other income (expense)
Interest income	-	1,371
Other income	1,333	-
Interest expense	(1,248)	(1,282)

Total other income (expense)	85	89

Net loss before tax provision	(23,010)	(31,727)

Provision for income taxes	-	-
Refundable tax credit	5,620	7,581

NET INCOME (LOSS)	$(17,390)	$(24,146)

Net income (loss) per common share	$(0.0000)	$(0.0000)

Weighted Average Shares Outstanding	547,769,915	547,769,915

The accompanying notes are an integral part of these financial statements

Mera Pharmaceuticals, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(17,390)	$(24,146)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	4,325	21,608
Changes in assets and liabilities
Accounts receivable	(7,624)	7,465
Tax credit receivable	(5,620)	(7,581)
Prepaid expenses	4,020	5,437
Accounts payable and accrued liabilities	(20,370)	(2,500)
Deferrecd revenue	42,750	-
Net cash provided by operating activities	91	283

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	-	(14,255)
Proceeds from sales of marketable equitable securities	-	34,400
Purchases of fixed assets	(985)	-
Net cash used by investing activities	(985)	20,145

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(894)	20,428
Cash and cash equivalents, beginning of the period	3,135	19,288
Cash and cash equivalents, end of the period	$2,241	$39,716

Supplemental Cash Flow Information
Interst Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2009, included in Form 10-K filed with the Securities and Exchange Commission

The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2.	Going Concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $23,010 for the First quarter ending January 31, 2010 and a net accumulated loss of $8,129,248 from October 31, 2002 through January 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales from Kona Sea Salt.  Management has plans to seek additional capital through private placement and public offerings of its common stock.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management’s plan for the continuation of the Company as a going concern includes financing the Company’s operations through issuance of its common stock.  If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.  There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

3.	Related Party Transactions.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors.  The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price on $7.25 per kilogram.  The Company estimates its direct cost for the material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources to provide the cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations.  Under this agreement, the Company shall have the  right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per kilogram if certain conditions are met.  During the three months ended January 31, 2010 the Company received $65,250 from the related entity under this agreement.  Of this amount $42,750 was recorded as deferred revenue resulting from product that had not yet been shipped.

4.   Summary of Significant Accounting Policies

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

5.  Recent Accounting Pronouncements

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

MERA PHARMACEUTICALS
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

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

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

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s financial statements.

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

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

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in our Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties.  We caution the reader, however, that these factors may not be exhaustive.

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2010 we had an accumulated deficit of $8,129,249. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue declined 48.8% for the quarter ending January 31, 2010 to $96,215 vs. $187,937 in the year ago quarter ending January 31, 2009.  The revenue decline was attributable to the ending of the HRBioPetroleum agreement which ended on June 8, 2009.  Product sales of AstaFactor and Kona Sea Salt increased to $96,215 versus $47,368 in the comparable periods, an increase of 103.1%

Cost of Sales. Cost of goods sold was $1,306 for the quarter ending January 31, 2010 versus $453 in the quarter ending January 31, 2009 which was a 288% increase as we added materials and inventory to meet expected future sales of our AstaFactor and Kona Sea Salt products.

Research and Development Costs. Research and development costs decreased to $62,932  for the quarter ending January 31, 2010 versus $96,670 for the quarter ending January 31, 2009, an decrease of approximately 34.9%.  The decrease was due to the winding down of costs associated with the conclusion of the Company’s technical service agreement and shift of personnel to work on research for the introduction of future new products that the Company hopes to introduce in the second quarter of 2010.

Selling, General and Administrative Expenses.   These expenses decreased to $50,747 for the quarter ending January 31, 2010 as compared with $101,023 in the quarter ending January 31, 2009, a decrease of  49.8% as the Company, concluded the technical service agreement and the employees associated with that project.  The Company will also continue to contain expenses though the use of part time workers who are available on a call basis when needed.

Interest Expense.  For the quarter ended January 31, 2010 versus 2009, interest expense was $1,248 and $1,282, respectively.

ITEM 4(T).  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

MERA PHARMACEUTICALS, INC.

Dated: March 16, 2010	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer