Form 10-Q
period 2010-04-30
MERA PHARMACEUTICALS INC
filed 2010-06-14
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑       NO  ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  ☑      NO  ☐

547,769,915 shares of $0.0001 par value common stock outstanding as of April 30, 2010
80 shares of $0.0001 par value Series A preferred stock outstanding as of April 30, 2010
974 shares of $0.0001 par value Series B preferred stock outstanding as of April 30, 2010

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended April 30, 2010

i

Part I - Financial Information

Item 1:  Financial Statements
Mera Pharmaceuticals, Inc.
Condensed Balance Sheet

	April 30, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,200	$3,135
Accounts receivable	13,615	6,656
Tax credit receivable	41,790	31,229
Prepaid expenses and other current assets	7,983	15,994
Total current assets	66,588	57,014

Plant and equipment, net	339,334	200,482

Total Assets	$405,922	$257,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$302,847	$181,040
Accrued expenses	161,458	133,172
Notes payable - related parties	51,936	51,936
Deferred revenue	123,950	30,450
Total Current Liabilities	640,191	396,598

Contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 shares issued
and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,207,026)	(8,111,859)
Total stockholders' deficit	(234,269)	(139,102)

Total Liabilities and Stockholders' Equity	$405,922	$257,496

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

NET SALES	$61,413	$206,762	$157,628	$394,699
Cost of Goods Sold	9,095	1,937	10,401	2,389

GROSS PROFIT	52,318	204,825	147,227	392,310

Costs and Expenses
Research and development costs	70,474	72,788	133,406	169,459
Selling, general and administrative	56,491	93,394	107,238	194,417
Depreciation and Amortization	6,824	21,607	11,149	43,215

Total costs and expenses	133,789	187,789	251,793	407,091

Operating profit (loss)	(81,471)	17,036	(104,566)	(14,781)

Other income (expense):
Interest income	-	258	-	1,629
Other income	-	-	1,333	-
Gains on sale of marketable equitable securities	-	746	-	746
Interest expense	(1,248)	(1,252)	(2,496)	(2,533)

Total other income (expense)	(1,248)	(248)	(1,163)	(158)

Net income (loss) before income tax provision	(82,719)	16,788	(105,729)	(14,939)

Tax expense	-	-	-	-
Refundable tax credit	4,941	6,133	10,561	13,714

Net income (loss)	$(77,778)	$22,921	$(95,168)	$(1,225)

Income (loss) per share - basic and diluted	(0.0001)	0.0000	(0.0002)	(0.0000)
Weighted average shares outstanding - basic and diluted	547,769,915	547,769,915	547,769,915	547,769,915

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
 Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	April 30, 2009	April 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(95,168)	$(1,225)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	11,149	43,216
Changes in assets and liabilities
Accounts receivable	(6,959)	7,492
Tax credit receivable	(10,561)	(13,714)
Prepaid expenses and other current assets	8,011	9,246
Accounts payable and accrued liabilities	150,093	27,399
Deferred revenue	93,500	-
Net cash provided (used) by operating activities	150,065	72,414

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	-	(14,408)
Proceeds from sales of marketable equitable securities	-	34,400
Prepaid construction costs	-
Purchases of fixed assets	(150,000)	(29,394)
Net cash used by investing activities	(150,000)	(9,402)

Cash Flows from Financing Activities:
Proceeds from related party notes payable	-	-
Payment of related party notes payable	-	-
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	65	63,012
Cash and cash equivalents, beginning of the period	3,135	19,288
Cash and cash equivalents, end of the period	$3,200	$82,300

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2009, included in Form 10-K filed with the Securities and Exchange Commission

The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of goodwill, long-lived assets, and investments); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

2.	Going Concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $77,778 for the First quarter ending April 30, 2010 and a net accumulated loss of $8,207,026 from October 31, 2002 through April 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales from Kona Sea Salt.  Management has plans to seek additional capital through private placement and public offerings of its common stock.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

3.	Related Party Transactions.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors.  The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price on $7.25 per kilogram.  The Company estimates its direct cost for the material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources to provide the cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations.  Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per kilogram if certain conditions are met.  During the three months ended April 30, 2010 the Company received $58,700 from the related entity under this agreement.  Of this amount $58,700 was recorded as deferred revenue resulting for product that had not yet been shipped.

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

MERA PHARMACEUTICALS
CONDENSED FINANCIAL STATEMENTS

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2010 we had an accumulated deficit of $8,207,026. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue declined 70.3% for the quarter ending April 30, 2010 to $61,413 vs. $206,762 in the year ago quarter ending April 30, 2009.  The revenue decline was partially attributable to the ending of the HRBioPetroleum agreement which ended on June 8, 2009.  Product sales of AstaFactor and Kona Sea Salt decreased to $61,413 versus $96,215 in the comparable periods, an decrease of 36.2%

Cost of Sales. Cost of goods sold was $9,095 for the quarter ending April 30, 2010 versus $1,306 in the quarter ending April 30, 2009 which was a 696% increase as we added materials and inventory to meet expected future sales of our AstaFactor and Kona Sea Salt products.

Research and Development Costs. Research and development costs decreased to $70,474 for the quarter ending April 30, 2010 versus $72,788 for the quarter ending April 30, 2009, an decrease of approximately 3.2%.  The decrease was due to the winding down of costs associated with the conclusion of the Company’s technical service agreement and shift of personnel to work on research for the introduction of future new products.

Selling, General and Administrative Expenses.   These expenses decreased to $56,491 for the quarter ending April 30, 2010 as compared with $93,394 in the quarter ending April 30, 2009, a decrease of  39.5% as the Company, concluded the technical service agreement and the employees associated with that project.  The Company will also continue to contain expenses though the use of part time workers who are available on a call basis when needed.

Interest Expense.  For the quarter ended April 30, 2010 versus 2009, interest expense was $1,248 and $1,248, respectively.

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

ITEM 4.  (REMOVED AND RESERVED)

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

MERA PHARMACEUTICALS, INC.

Dated: June 14, 2010	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer