Form 10-Q
period 2010-07-31
MERA PHARMACEUTICALS INC
filed 2010-09-14
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]       NO  [  ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    YES  [X]       NO  [  ]

547,769,915 shares of $0.0001 par value common stock outstanding as of July 31, 2010
80 shares of $0.0001 par value Series A preferred stock outstanding as of July 31, 2010
974 shares of $0.0001 par value Series B preferred stock outstanding as of July 31, 2010

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended July 31, 2010

Contents

Page
Part I - Financial Information

Item 1: Financial Statements

Condensed Balance Sheet	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2: Management's Plan of Operation

Management's Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Controls and Procedures	12

Part II - Other Information

Item 1: Legal Proceedings	13

Item 2: Changes In Securities	13

Item 3. Defaults Upon Senior Securities	13

Item 4: Submission of Matters to a Vote of Security Holders	13

Item 5: Other Information	13

Item 6: Exhibits and Reports on Form 8-K	13

Signature	14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.
Condensed Balance Sheet
(Unaudited)

	July 31, 2010	October 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$850	$3,135
Accounts receivable	21,102	6,656
Tax credit receivable	46,520	31,229
Prepaid expenses and other current assets	3,992	15,994

Total current assets	72,464	57,014

Plant and equipment, net	328,184	200,482

Total Assets	$400,648	$257,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$470,899	$314,212
Notes payable - related parties	51,936	51,936
Deferred revenue	160,200	30,450

Total Current Liabilities	683,035	396,598

Contingencies

Stockholders' equity:
Convertible preferred stock, $.0001 par value, 10,000
shares authorized, 80 Series A shares issued and
outstanding and 974 Series B shares issued and
outstanding	2	2
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 shares issued
and outstanding	54,777	54,777
Additional paid-in capital	7,920,003	7,920,003
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,255,144)	(8,111,859)
Total stockholders' deficit	(282,387)	(139,102)

Total Liabilities and Stockholders' Equity	$400,648	$257,496

The accompanying notes are an integral part of these financial statements

Mera Pharmaceuticals, Inc.
Condensed Statement of Operations

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$67,115	$106,213	$224,743	$500,912
Cost of goods sold	-	12,851	10,401	15,240

GROSS PROFIT	67,115	93,362	214,342	485,672

Operating Expenses
Selling and administrative expenses	38,284	88,073	145,521	282,489
Research and development costs	70,262	82,658	203,667	252,117
Depreciation	11,149	21,607	22,298	64,822

Total operating expenses	119,695	192,338	371,486	599,428

Operating loss	(52,580)	(98,976)	(157,144)	(113,756)

Other income (expense)
Interest income	-	816	-	2,445
Other income	980	-	2,312	746
Interest expense	(1,248)	(1,248)	(3,744)	(3,781)

Total other income (expense)	(268)	(432)	(1,432)	(590)

Net loss before tax provision	(52,848)	(99,408)	(158,576)	(114,346)

Provision for income taxes	-	-	-	-
Refundable tax credit	4,730	8,164	15,291	21,878

NET INCOME (LOSS)	$(48,118)	$(91,244)	$(143,285)	$(92,468)

Net income (loss) per common share	$(0.0001)	$(0.0002)	$(0.0003)	$(0.0002)

Weighted Average Shares Outstanding	547,769,915	547,769,915	547,769,915	547,769,915

The accompanying notes are an integral part of these financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(143,285)	$(92,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accumulated depreciation and amortization	22,298	64,822
Changes in assets and liabilities
Accounts receivable	(14,447)	3,367
Tax credit receivable	(15,291)	(21,878)
Prepaid expenses and other current assets	12,002	13,057
Accounts payable and accrued liabilities	156,688
Deferred Revenue	129,750	21,526
Net cash provided (used) by operating activities	147,715	(11,574)

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	-	(28,663)
Proceeds from sales of marketable equitable securities	-	63,063
Expansion of physical plant	(150,000)	-
Purchases of fixed assets	-	(30,206)
Net cash used by investing activities	(150,000)	4,194

Cash Flows from Financing Activities:
	-	-
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(2,285)	(7,380)
Cash and cash equivalents, beginning of the period	3,135	19,288
Cash and cash equivalents, end of the period	$850	$11,908

Supplemental Cash Flow Information
Interst Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

MERA PHARMACEUTICALS, INC.
NOTES TO CONDESED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

1.Basis of Presentation of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended October 31, 2009, included in Form 10-K filed with the Securities and Exchange Commission.

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

2.Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $48,118 for three months the ending July 31, 2010 and has a total accumulated deficit of $8,255,144.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales of Kona Sea Salt.   These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management has plans to seek additional capital through private placement and public offerings of its common stock, and projects that revenue will increase in future years. There are no assurances, however, with respect to the future success of these plans.

MERA PHARMACEUTICALS, INC.
NOTES TO CONDESED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

3.   Summary of Significant Accounting Policies

Revenue Recognition.  The Company has adopted Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin, Topic No. 13, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt.

4.  Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

MERA PHARMACEUTICALS, INC.
NOTES TO CONDESED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

MERA PHARMACEUTICALS, INC.
NOTES TO CONDESED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

5. Related Party Transactions

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. During the three months ended July 31, 2010 the Company received $36,250 from the related entity under this agreement. All such income was recorded as deferred revenue resulting from product that had not yet been shipped.

6.  Subsequent Events

           Management evaluated all activities of the company through September 10, 2010 of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

Other ASU’s that are effective after July 31, 2010, are not expected to have a significant effect on the company financial position or results of operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2010 we had an accumulated deficit of $8,255,144. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues. Revenue declined 34.3% for the quarter ending July 31, 2010 to $67,115 vs. $106,213 in the year ago quarter ending July 31, 2009.   Revenue for the nine month period declined to $224,743 vs. $500,912 for the comparable periods, an decrease of 55.1%.  The decline in revenues for the quarter and nine month period was primarily attributable to the conclusion of our technical service agreement with HRBioPetroleum.  Revenue from continuing operations versus the second quarter ending April 30, 2010 increased 9.2% from $61,413.

Cost of Sales. Cost of goods sold was $0 for the quarter ending July 31,2010 versus $12,851 in the quarter ending July 31, 2009 as the Company was able to reduce existing inventories and ease the burden of exhausting cash flow without purchasing additional supplies.  Inventories were brought in alignment to better reflect sales rates, and there was a shifting of costs from production of existing product to sales development programs.  The cost of goods sold for the nine month period ended July 31, 2010 decreased  by 31.7% to $10,401 from $15,240 in the comparable nine month period in the prior fiscal year.  The cost of sales is expected to increase during the fourth quarter due to inflationary pressures and new purchases of supplies and materials.  Sales increases will also add to the cost of sales with shipping and fuel costs playing a major factor in the expected increase.

Research and Development Costs. Research and development costs decreased to $70,262 for the quarter ending July 31, 2010 versus $82,658 for the quarter ending July 31, 2009, an decrease of approximately 18.5%.   The decrease was due to the costs associated with the completion of the Company’s technical service agreement work on the projects with HRBioPetroleum and the shifting of staff to other projects.

Selling, General and Administrative Expenses.   These expenses decreased to $38,284 the quarter ending July 31, 2010 as compared with $88,073 in the quarter ending July 31, 2009 an decrease of 56.5%.  The company was able to contain expenses though the use of part time workers who are available on a call basis when needed.  These costs are expected to increase in the future as the Company has plans to increase its sales staff which will allow the Company to grow its future revenue in 2011 and beyond.  These growth plans, will include the hiring of full and part time workers to help upgrade and maintain the facility in addition to our current sales staff.

Interest Expense.  For the quarters ended July 31, 2010 versus 2009, interest expense was $1,248 and $1,248.

LIQUIDITY  At July 31, 2010 and October 31, 2009, we had working capital deficits of $610,571 and $339,584, respectively.

At July 31, 2010, we had total assets of $400,648 compared to total assets of $257,496 at July 31, 2009. Cash Decreased $2,285 for the nine months ending June 30, 2010 compared to year-end 2009. Net cash used in operating activities in the nine months ending July 31, 2010, was $143,285, as compared with $92,468 in the comparable period in 2009; net cash used in investing activities in the nine months ending July 31, 2010 was $150,000 loss in 2010, as compared with $4,194 in the comparable period in 2009.

ITEM 3. Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of July 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

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

MERA PHARMACEUTICALS, INC.

Dated: September 14, 2010	By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer