Form 10-K
period 2010-10-31
MERA PHARMACEUTICALS INC
filed 2012-02-10
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2010
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

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,185,089.17.

The number of shares outstanding of common equity, as of February 8, 2012, was 547,769,515 shares of Common Stock, $0.0001 par value.

MERA PHARMACEUTICALS, INC.

PART I.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INDICATE WHAT WE “BELIEVE”, “EXPECT” AND “ANTICIPATE” OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION OF THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS.

HISTORY

Mera Pharmaceuticals, Inc. is the successor issuer to Aquasearch, Inc. (the “Predecessor”), which was incorporated in Colorado in 1987 for the purpose of developing useful products from aquatic microorganisms and making their production economically feasible. On July 25, 2002, the Predecessor merged with and into Mera Pharmaceuticals, Inc., a Delaware corporation formed in June 2002 for the purpose of changing the corporation's name to Mera Pharmaceuticals, Inc. and changing its state of incorporation from Colorado to Delaware (the “Reincorporation Merger”). Mera Pharmaceuticals continues the operations and business of the Predecessor. Each share of the Predecessor's common stock outstanding at the time of the Reincorporation Merger was exchanged for one share of common stock of Mera. Following the Reincorporation Merger, the former stockholders of the Predecessor continued to own 100% of the Company's issued and outstanding capital stock.

On September 16, 2002, Aqua RM Co., Inc., a privately-held, non-operating Delaware corporation established specifically for the purpose of facilitating the Predecessor's reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Aqua RM”), merged with and into the Company (the “Reorganization Merger”). The Company was the surviving corporation of the Reorganization Merger. Each share of Aqua RM common stock outstanding at the time of the Reincorporation Merger was exchanged for 100 shares of the Company's common stock. Following the Reorganization Merger, former Aqua RM stockholders held approximately 68% of the Company's common stock. The Reorganization Merger was the last material event in the fulfillment of the Company's Chapter 11 Plan of Reorganization.

For the year ended October 31, 2010, the Company had a net loss of $537,838. As of October 31, 2010, the Company has a working capital deficiency of $735,493 and a stockholders’ deficiency of $676,940.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

OVERVIEW OF THE COMPANY'S BUSINESS

The Company develops and commercializes natural products derived principally from microalgae using our patented photobioreactor technology known as the Mera Growth Module (“MGM”).

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

The Company has used its advantage in photobioreactor technology in the production and marketing of its first commercial product, ASTAFACTOR®, a nutraceutical and source of natural astaxanthin. Natural astaxanthin, a carotenoid found in many species of fish and seafood (it gives wild salmon its distinctive color), has long been recognized as a valuable nutritional supplement. The Company's development of the MGM has enabled it to produce astaxanthin for commercial distribution cost and introduce SALMON ESSENTIALS™, a proprietary combination of astaxanthin and Omega-3 fatty acids.

The Company's business strategy is to exploit its leading position in microalgae cultivation technology to expand the sales of ASTAFACTOR® and SALMON ESSENTIALS™ while preserving margins. We also hope to develop and introduce additional microalgae-based nutritional products to the marketplace in the future.

We face significant potential competition for ASTAFACTOR®. We expect that other nutraceutical products that the Company may launch in the future will face meaningful competition as well, although at present we are not aware of a product that combines the same ingredients as SALMON ESSENTIALS™ in a single product.

We do not believe that any commercial entity has developed a photobioreactor that matches the MGM's combination of large size, low cost and level of process control or sustained performance for a wide variety of aquatic species, although a number of other companies are developing closed environment production systems for marine micro-organisms. We believe that competition in each of these areas may increase significantly over time as alternatives to the Company's patented technology are developed. For more information on our competition, see “Risk Factors; Risks Related to Our Industry.”

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

1)UNTAPPED RESOURCE

•	Fewer than 5,000 out of the estimated total of 30,000 species are believed to have been cultivated in the laboratory

•	Fewer than 1,000 species are believed to have been carefully investigated for new substances

•	Fewer than 10 species have been cultivated at commercial scale

2)DEMONSTRATED SOURCE OF NEW SUBSTANCES

•	Several hundred new bioactive substances have been discovered in the small number of microalgae that have been researched to date

3)SOURCE OF VALUABLE SUBSTANCES

•	Many molecules derived from microalgae are already known to be valuable for use as enzymes, pigments, vitamins, nutraceuticals, pharmaceuticals and the like

•	Bioactive compounds extracted from microalgae have substantial potential value as pharmaceuticals

4)RAPID GROWTH RATE

•	Growth rates for microalgae species range from about 1 to 10 divisions per day

•	Growth rates for these plants are, in general, faster than any other plants

5)LOW COST OF RAW MATERIALS

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

(1)ASTAFACTOR®

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

Sales of ASTAFACTOR(R) began in Hawaii in March 2000. Our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. The Company has maintained its focus in the Hawaiian market, which offers revenue potential to help support the cost of broader retail distribution.

(2)SALMON ESSENTIALS

During 2004 the Company introduced an extension of its ASTAFACTOR®) line, Salmon Essentials™. This product offers a combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR®) and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health. Omega-3s also help reduce inflammation, adding to that important benefit of SALMON ESSENTIALS™.

We began marketing SALMON ESSENTIALS™ during 2004, launching the product initially through our Hawaiian retail distribution system. We have also made SALMON ESSENTIALS™ available through our web site. The Company is contemplating a number of strategies to expand the distribution of what we believe is a product with significant potential.

(3)PRODUCT LINE EXPANSION

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

DEPENDENCE ON KEY CUSTOMERS

Our business depends on key relationships in Hawaii. Sales to our largest customer, Longs Drugs, owned by CVS, continues to represent the largest, but decreasing percentage of our product sales. Sales to various domestic distributors have been slowly increasing, as have internet sales.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' leadership in microalgae cultivation technology and to identify, optimize and directly commercialize high-value microalgae products. We have several strategies to achieve these goals.

1)           INCREASE SALES OF NUTRACEUTICAL PRODUCTS. The Company intends to increase sales of its current products, ASTAFACTOR®, SALMON ESSENTIALS™ and KONA SEA SALT™, by expanding distribution through a variety of sales channels. It appears that awareness of the benefits of our products is growing in the marketplace, and once the benefits of our products are more fully understood by the general public, we will focus on entering national domestic retail chains with the potential for delivering high sales volumes at attractive margins and efficient distribution.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the fiscal years ended October 31, 2010 and 2009, the Company has spent $265,310 and $324,383, respectively.

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

Any products we develop for use in human nutrition, or cosmetics could require that we develop and adhere to Good Manufacturing Practices (“GMP”), as suggested by the FDA, European standards and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current cultivation and processing facilities and procedures are not yet required to comply with GMP or ISO standards, although our contract extraction and encapsulation facilities must meet GMP standards, and they do. We believe we are prepared to meet these requirements more broadly when necessary.

The Company currently distributes ASTAFACTOR®, SALMON ESSENTIALS™ and KONA SEA SALT™ in the United States, and in certain foreign countries. We also hope to expand our distribution internationally. Regulatory approval requirements vary by country. We believe the approval process for our products in most countries will come under their “natural” status and that it will be approved relatively quickly; however, we can provide no assurances in this regard.

EMPLOYEES

As of October 31, 2010, the Company had four (4) full-time employees and various part time help as needed. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.  PROPERTIES

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

We currently occupy this facility on a long term lease basis of 30 years through 2038 with rents increases renegotiated every five (5) years at the Company’s option. We currently pay approximately $2,780.50 per month under the lease.

ITEM 3.  LEGAL PROCEEDINGS

Subsequent to the period covered by this report, on June 22, 2011, Michael Broby, a former consultant filed a suit in the 3rd Circuit Court of the State of Hawaii against Mera Pharmaceuticals, Inc.  The complaint alleges breach of contract and is seeking damages in excess of $50,000.  Mera management is planning to vigorously defend themselves against this claim, as they believe there is no merit.

ITEM 4.  REMOVED AND RESERVED

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is a limited public market for the shares of our common stock. Our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop.  Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our common stock is quoted on the OTC Markets (Pink Sheets) under the symbol MRPI. The range of closing prices for our common stock, as reported on the OTC Markets during each calendar quarter since January 1, 2008 was as provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2008	$0.01	$0.065
June 30, 2008	$0.0095	$0.005
September 30, 2008	$0.009	$0.007
December 31, 2008	$0.008	$0.005
March 31, 2009	$0.009	$0.0035
June 30, 2009	$0.019	$0.006
September 30, 2009	$0.01	$0.0055
December 31, 2009	$0.01	$0.004
March 31, 2010	$0.008	$0.0042
June 30, 2010	$0.008	$0.004
September 30, 2010	$0.008	$0.004
December 31, 2010	$0.0048	$0.002
March 31, 2011	$0.004	$0.002
June 30, 2011	$0.003	$0.002
September 30, 2011	$0.003	$0.0006
December 31, 2011	$0.0025	$0.0007

On February 8, 2012, our common stock had a closing price of $ 0.003.

HOLDERS

As of December 31, 2011, there were approximately 2,300 security holders of record of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

In November 2004 the Board of Directors rescinded the previously adopted 2003 Stock Option Plan and adopted in its place the 2004 Stock Option Plan. That plan authorizes the issuance of options to purchase up to 60,000,000 shares of the Company's common stock. The Board of Directors granted options to purchase approximately, 48,000,000 shares of stock, with vesting credit having been given for past service to the company dating back to the effective date of our reorganization. As of October 31, 2010, 11,215,000 of the options had vested.

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of the end of the most recent fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by security holders	11,215,000	$0.01	48,785,000
Equity compensation plans not approved by security holders	0	--	0
Total	11,215,000	$0.01	48,785,000

SALE OF UNREGISTERED SECURITIES

None.

PENNY STOCK CONSIDERATIONS

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

DIVIDEND POLICY

We have never paid cash dividends on our common stock. Except as provided below, we currently intend to retain all available funds to operate and expand our business. Except as provided below, we do not anticipate paying any cash dividends in the foreseeable future.

As of October 31, 2010 and 2009, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of  Series A preferred stock is convertible into 10,417 shares of common stock at the option of the holder, at the time of the closing bid price of common stock is equal to or greater  than $0.15 per share for a period of  10 consecutive trading days, upon the Company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  In addition, each share of the Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.06 per share.  The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 10,417 common share votes.  As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $19,774 and $17,274 respectively.

As of October 31, 2010 and 2009, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series B preferred stock is convertible into 8,929 shares of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving  corporation upon the completion of the merger.  In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.   The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.07 per share.  The Series B preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 8,929 shares votes.  As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $233,595 and $203,595 respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2010, we had an accumulated deficit of $8,698,567. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for the 2011 fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. In connection with our financial statements for the year ended October 31, 2009, we have not included a consent of our former auditors to include their previously issued audit report, as such firm has discontinued its auditing practice and ceased operations.  See “Risk Factors” below.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED

“Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360") establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations.  This statement requires those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell.

STOCK ISSUED FOR SERVICES

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over which the employees are required to provide services.  Share- based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments as required by ASC 718.  ASC No. 506, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

RESEARCH AND DEVELOPMENT

Research and Development costs are expensed as incurred.

Generally accepted accounting principles state that the costs that provide no discernible future benefits or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred.  ASC 350 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to:  salaries and benefits: contract labor: consulting and professional fees: depreciation: repairs and maintenance on operational assets used in the production of prototypes: testing and modifying product and service capabilities and design: and, other similar costs.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by ASC 740 “Accounting for Income Taxes”.  ASC requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.  Statutory taxes not based on income are included in general and administrative expenses.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this prospectus.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2009

REVENUES. During the years ended October 31, 2010 and 2009, product and technical services revenue totaled $288,888 and $599,091, respectively, resulting in a decrease of 51.8%. During fiscal 2010, this revenue was generated principally through direct sales after expiration of a technical service contract which expired during June 2009. A small portion of sales were attributed to international distribution of our products and some sales of raw materials.

EXPENSES. Overall operating expenses were $794,548 in 2010 compared with $793,335 in fiscal 2009, a decrease of .002%.  This decrease resulted principally from the expiration of the above mentioned technical services agreement.

COST OF PRODUCTS SOLD. Cost of products sold include manufacturing and production costs associated with ASTAFACTOR®, SALMON ESSENTIALS™®, KONA SEA SALT™® as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to better production methods and inventory management.  Cost of product sold in 2010 was $46,066 versus $28,021 in 2009, an increase of 64.4%.  It is expected that the cost of products sold will increase again during 2011 as we attempt to expand our sales going forward.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2010 were $265,310 as compared to $324,383 for fiscal 2009.  This represents an 18.2% decrease due to a technical service agreement that the company was engaged in during fiscal year 2009.  This contract ended in June 2009.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to our various product lines. Selling and administrative expenses for the fiscal year 2010 were $186,790 versus $363,893 in 2009, a decrease of 48.7%. This decrease was due to the company's completion of the technical services agreement during 2009 and the company’s use of part time workers as needed.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS. During Fiscal 2010 and 2009, the Company recorded non-cash impairment charges of $314,440 and $20,413, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair value.

INTEREST EXPENSE. For the years ended October 31, 2010 and 2009, interest expense was $4,992 and $5,033, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt. The total amount of debt decreased in 2010 due to less short term borrowing. It is expected that interest expenses will be comparable in 2011 as the Company’s cash position becomes more stable.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY. There were no changes to the provisions during the fiscal year ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $8.7 million, a net loss of $537,838, and as of October 31, 2010, has a working capital deficiency of $735,493 and a stockholders’ deficiency of $676,940.  This raised substantial doubt about its ability to continue as a going concern.  The Company will continue to pursue additional capital investment.  However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market.  These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2010 and 2009, we did not raise any additional funding.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted “fresh-start accounting”) through October 31, 2010 we had an accumulated deficit of $8,698,567. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2011. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

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

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $500,000 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

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

IF THE DEMAND FOR NATURAL ASTAXANTHIN OR OUR OTHER PRODUCTS EXCEEDS OUR CURRENT PRODUCTION CAPABILITIES, AND IF WE ARE UNABLE TO EXPAND OUR PRODUCTION CAPACITY IN A TIMELY MANNER, WE MAY EXPERIENCE SIGNIFICANT FINANCIAL, TECHNICAL AND COMMERCIAL CHALLENGES.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We decreased our employee base nominally during fiscal year 2010 and expect to stabilize during fiscal year 2012 in both sales staff and production assuming revenues expand with increased demand for our products. If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

We cannot assure successful development of any potential products, nor can we guarantee market acceptance of any of our products, existing or future. We have limited marketing experience in nutraceutical markets. We have nine years of experience in electronic marketing and direct retail sales. We cannot assure you that we or our consultants or contractors will be successful in our marketing efforts, nor can we prevent them from competing with us or assisting our competitors. If we are unable to develop or commercialize any of our product lines successfully, then our revenues will fail to grow.

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

As of October 31, 2010, our current directors and executive officers and family and related entities, as a group, beneficially owned approximately 100,100,000 of the approximately 548,000,000 shares of our common stock outstanding as of October 31, 2010. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

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

We are subject to federal, state, local and foreign laws and regulations governing our products and production activities. This makes us vulnerable to: (i) the imposition of new laws, regulations and judicial decisions related to pharmaceutical and nutraceutical products, (ii) changes in the United States Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity, (iii) delays in the receipt of or the inability to obtain required approvals, (iv) new laws, regulations and judicial decisions affecting pricing or marketing of pharmaceutical and nutraceutical products, (v) the suspension or revocation of the authority necessary for manufacture, marketing or sale of our products, (vi) the imposition of additional or different regulatory requirements, such as those affecting labeling, (vii) seizure or recall of products, and (viii) the failure to obtain, the imposition of limitations on the use of, or the loss of patent and other intellectual property rights. While we do not consider our products to be “herbal” supplements (i.e., products that are made from drying and grinding entire plant parts), increased regulatory scrutiny of herbal products as the result of health issues (e.g., with ephedra) may also lead to more stringent regulation of our products.

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

The ASTAFACTOR® AND SALMON ESSENTIALS™ our nutraceutical astaxanthin products are being distributed internationally already and are likely to be distributed in others. Regulatory approvals in foreign markets vary by country. We believe the approval process for these products will generally come under their “natural product” status and be approved relatively quickly. However, we can provide no assurances in this regard.

RISKS RELATED TO THE SECURITIES MARKETS AND OUR COMMON STOCK

AS THE COMPANY IS UNABLE TO OBTAIN A COPY OF THE AUDIT REPORT ISSUED BY ITS FORMER AUDITORS IN CONNECTION WITH OUR AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 2009, INVESTORS MAY NOT BE ABLE TO BRING AN ACTION AGAINST OUR FORMER AUDITORS PURSUANT TO THE SECURITIES ACT OR EXCHANGE ACT WITH RESPECT TO OUR SEC REPORTS.

Jewett, Schwartz, Wolfe & Associates, our former independent public accountants, has discontinued its auditing practice and ceased operations. Therefore, the audit report previously issued by our former auditors in connection with the filing of our annual report on Form 10-K for the year ended October 31, 2009 has not been reissued by our former auditors in connection with the filing of this registration statement.  Accordingly, investors may not be able to bring an action against our former auditors pursuant to the Securities Act or Exchange Act with respect to our financial statements and, therefore, any recovery from our former auditors may be limited. The ability of investors to recover from our former auditors may also be limited as a result of our former auditor’s financial condition.

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

OUR COMMON STOCK IS TRADED ON THE PINK-SHEET MARKET, WHICH MAY MAKE THE STOCK MORE DIFFICULT TO TRADE ON THE OPEN MARKET.

Our common stock is currently traded in the PINK-SHEET market. PINK-SHEET markets are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq Small Cap Market or the major stock exchanges. The average daily trading volume of our common stock has historically been relatively low. We cannot ensure that a more active public trading market will ever develop for our common stock. In addition, accurate price quotations can be difficult to obtain and price volatility is common for companies whose securities trade on the PINK-SHEETS.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2010 we had 547,759,915 shares of common stock outstanding. Of these shares, approximately 193,000,000 have either been registered under the Securities Act of 1933, as amended (the “Securities Act”), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR STOCKHOLDERS.

The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of October 31, 2010 and 2009.

As of October 31, 2010 and 2009, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of  Series A preferred stock is convertible into 10,417 shares of common stock at the option of the holder, at the time of the closing bid price of common stock is equal to or greater  than $0.15 per share for a period of  10 consecutive trading days, upon the Company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  In addition, each share of the Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.06 per share.  The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 10,417 common share votes.  As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $19,774 and $17,274 respectively.

As of October 31, 2010 and 2009, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series B preferred stock is convertible into 8,929 shares of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving  corporation upon the completion of the merger.  In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.   The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.07 per share.  The Series B preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 8,929 shares votes.  As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $233,595 and $203,595 respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited balance sheet as of October 31, 2010 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended October 31, 2010,  together with related notes and the report of  Webb & Company, our independent auditors, appear on pages F-1 through F-15 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2010 or 2009.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of October 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures and our internal controls over financial reporting were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on timely basis.

The specific weaknesses identified by our management were: (1) insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; (2) lack of competent financial management personnel with appropriate accounting knowledge and training; (3) our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience; (4) we rely on outside consultant to prepare our financial statements; and (5) insufficient controls over our period-end financial close and reporting processes.  Furthermore, the Company lacks an audit committee which results in ineffective oversight over the Company’s financial reporting and accounting. The weaknesses are principally due to our lack of working capital and other resources. During the period covered by this report we had limited staff.  These deficiencies resulted in the delinquent filing of SEC reports and our inability to complete financial statements in a timely manner.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting consultants. Subject to additional working capital we intend to hire additional accounting personnel, which will enable us to implement adequate segregation of duties within the internal control framework and too correct these ongoing material weaknesses referenced above.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers. All directors serve one year terms or until each of their successors are duly qualified and elected. Our officers are elected by the board.

NAME	AGE	POSITION
Gregory F. Kowal	63	Chief Executive Officer and Director
Kenneth I. Crowder	72	Director, Chief Operating Officer
Melanie K. Kelekolio	43	Corporate Secretary, Vice President and Operations Manager
Russell M. Yamamoto	59	Director
Michael F. Corcoran PH.D	61	Director

GREGORY F. KOWAL, CHIEF EXECUTIVE OFFICER AND DIRECTOR, has served as a director of our Company since June 2002. He assumed the role of CEO on January 3, 2006. Mr. Kowal is co-founder of First Honolulu Securities, Inc. and has been continuously associated with it since 1979. He currently is Chairman of the Board and Portfolio Manager of First Honolulu Asset Management.  He was also President of Hawaii Tsunami Pro Soccer Incorporated. Prior to founding First Honolulu, he was associated with a large west coast regional brokerage firm from 1973 until 1979. Mr. Kowal received his BSBA from Roosevelt University (Chicago, IL) in 1972. His area of concentration included management and finance. He was appointed to serve on the board of directors due to his management and finance experience.

KENNETH I. CROWDER, CHIEF OPERATING OFFICER AND DIRECTOR, has served as a director of the Company since September 16, 2003. Mr. Crowder is the founder and Chief Executive officer of Concordia Finance, which participates in the financing of big rig (Class 8) trucks. Prior to that, he spent more than two decades as an engineer for Northrup Corporation, working on a number of products. He began his engineering career with the U.S. Naval Ordnance Lab in Corona, California. Mr. Crowder received a BA in physics from University of California Riverside in 1960 and a Masters in physics from California State University at Long Beach in 1966. He was appointed to serve on the board of directors due to his engineering background and experience.

MELANIE K. KELEKOLIO, CORPORATE SECRETARY, VICE PRESIDENT AND OPERATIONS MANAGER, joined the company in May 1999 as a Research Associate and became the Team Leader of Production in 2001. Ms. Kelekolio has served as Corporate Secretary and Operations Manager since July, 2008. She has been instrumental in the optimization of our cultivation and scale up processes used to produce the Haematococcus algae and astaxanthin products, as well as Research and Development projects now in the works. Ms. Kelekolio has over 17 years of experience in the aquaculture field.

RUSSELL M. YAMAMOTO, DIRECTOR, joined the Company’s Board of Directors in July, 2008. Mr. Yamamoto is the President and CEO of RMY Construction, Inc. which he founded in 1984. He has worked on various municipal projects which range from athletic fields to major sewer and waterline rehabilitation projects statewide in Hawaii. Mr. Yamamoto is also involved in numerous charitable organizations which include Charities of Hawaii, American Heart Association, Palama Settlement, American Diabetes Association, Cancer Research Center of Hawaii, the University of Hawaii Foundation and HHSAA. He is a 1973 graduate from the University of Hawaii with a Bachelor of Business Administration degree. He was appointed to serve on the board of directors due to his business experience.

MICHAEL F. CORCORAN, PH.D. DIRECTOR joined the Company’s Board of Directors in July 2008. Dr. Corcoran founded Gull Rock Services, which provides consulting and fundraising services to non-profits in 1989, and national Data Solutions, LLC, a mailing list management company in 2002. He also served as CEO of a large non-profit conservation organization from 1984 through 1993. He received a doctorate in zoology from Duke University in 1981 and also studied oceanography at the University of Hawaii. He was appointed to serve on the board of directors due to his marketing and oceanography experience.

COMMITTEES

To date, we have not established an audit committee. Due to our financial position, we have been unable to attract independent directors that qualify as “financial experts” to serve on our board. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.  Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the board members are considered a "financial expert."  The board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our chief executive officer and any other executive officer serving at the end of the most recently completed fiscal year whose total compensation exceeded $100,000 for the two fiscal years ended October 31, 2010.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F. Kowal, CEO	2010	$49,500	$0
Gregory F. Kowal, CEO	2009	$0	$0

OPTION GRANTS IN FISCAL 2010

No options were granted to Executive officers in fiscal year 2010, 2009 or 2008.

STOCK OPTIONS EXERCISED DURING FISCAL 2010

No stock options were exercised by the named executive officers of the Company during fiscal 2010, 2009 or 2008.

FISCAL YEAR-END OPTION VALUES

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

Gregory Kowal	3,000,000	--	0.01	12/17/14	--	--	--	--

The total value of executive and officer’s unexercised vested options as of October 31, 2010, was $62,150.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2010.

DIRECTOR COMPENSATION

Our directors do not receive compensation for services they provide as directors, although they are reimbursed their expenses for attendance at board meetings and those otherwise incurred in connection with their duties. We do not provide additional compensation for committee participation or special assignments of the Board of Directors.

Our directors, Messrs. Kowal and Crowder, were each granted options on December 2004 to purchase 5,000,000 shares of the Company's common stock in respect of their service as board members. The exercise price of those options was $0.01 per share. None of the options has been exercised.

EMPLOYMENT CONTRACTS

We currently do not have employment contracts with our named executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information known to us about the beneficial ownership of our common stock as of December 31, 2011 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors; (3) each of our named executive officers; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable. Applicable percentage of beneficial ownership is based on shares outstanding as of  December 31, 2011. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise disclosed, the address for each person  below is c/o Mera Pharmaceuticals, Inc., 73-4460 Queen Ka’ahumanu Highway, Suite 110, Kailua-Kona, Hawaii 96740.

DIRECTORS AND OFFICERS	NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF SHARES BENEFICIALLY OWNED

Kenneth Crowder	Direct and Indirect	8,177,379	(1)	1.49%

Michael F. Corcoran PH.D.	Direct and Indirect	5,250,154	(2)	.096%

Gregory F. Kowal	Direct and Indirect	28,719,502	(3)	5.24%

Russell M. Yamamoto	Direct and Indirect	63,298,370	(4)	11.556%

Melanie K. Kelekolio	--	--		--

All directors and executive officers (5 persons)	Direct and Indirect	105,445,405		19.25%

———————
1.           This amount includes 5,000,000 shares that Mr. Crowder has the right to acquire within sixty days from the date of this report on Form 10-K by exercising stock options.

2.           This amount includes 2,400,000 shares held by Kona Marketing Group, LLC, an entity owned and controlled by Dr. Corcoran.

3.           These shares held indirectly are in the name of Aquasearch Investment Partners, of which Mr. Kowal is a general partner. This amount includes 5,000,000 shares that Mr. Kowal has the right to acquire within 60 days from this report on Form 10-K by exercising stock options.

4.           This amount includes 7,692,308 shares of RMY Corporation of which Mr. Yamamoto is the founder and principal shareholder. This figure also includes 53,606,062 shares held in the name of his wife and other immediate family members.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Webb & Company P.A. and Jewett, Schwartz, Wolfe & Associates for professional services rendered for the fiscal years ended October 31, 2010 and 2009, respectively:

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees	$16,000	$30,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$16,000	$30,000

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's financial statements included in our annual reports on Form 10-K and Form 10-K for the years ended October 31, 2010 and 2009, respectively, and or reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-Q during fiscal 2010 and 2009, respectively.

EXHIBITS

INDEX OF EXHIBITS

Exhibit List	Description

2.1 *	Plan Confirmation Hearing and Debtor’s Plan of Reorganization
2.2 **	Certificate of Merger merging Aquasearch, Inc., a Colorado corporation, into Mera Pharmaceuticals, Inc., a Delaware corporation
2.3 **	Certificate of Merger merging Aqua RM co., Inc. into Mera Pharmaceuticals, Inc.
3.1 **	Certificate of Incorporation
3.2 ###	Certificate of Designation of Series A Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.3 ###	Certificate of Designation of Series B Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.4 **	Bylaws
4.1 +	Form of 1996 Bridge Loan Note
4.2 +	Form of 1997 Warrant
4.3 ++	Form of Convertible Note
4.4 ++	Form of Warrant
4.5 ++	Form of Note and Warrant Purchase Agreement
4.6 #	Form of Promissory Note
10.1 #	Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996 (terminated)
10.2 #	Stock Subscription Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996
10.3 +	The Amended Keahole Point Facilities Use Agreement dated august 22, 1006, by and between The National Energy Laboratory of Hawaii Authority and Aquasearch, Inc.
10.4 $	Letter of Intent between C. Brewer and company Limited and Aquasearch, Inc.
10.5 ##	Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated June 14, 1999
10.6 $$	Common Stock Purchase agreement (including form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.7 $$	Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.8 ###	Sublease between the Company and Ancile Pharmaceuticals, Inc., dated July 31, 2002
10.9 $$$	Technical Services Contract, dated November 9, 2002, between the Company and Hainan sunshine Marine Bioengineering Co., Ltd.
16.1 ***	Letter regarding change in Certifying Accountant dated June 14, 2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
————————
*	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated July 3, 2002.
**	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated July 30, 2002.
***	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated June 20, 2011.
+	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.
++	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-B filed October 28, 1998.
#	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996.
##	Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed November 9, 1999.
###	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form SB-2/A dated December 11, 2003.
$	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated November 13, 1996.
$$	Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000.
$$$	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-QSB filed March 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on February 10, 2012.

MERA PHARMACEUTICALS, INC.

By:	/s/ Gregory F. Kowal
Gregory F. Kowal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gregory F. Kowal	Chief Executive Officer, and Director	February 10, 2012
Gregory F. Kowal

/s/ Kenneth I. Crowder	Director and Chief Operating Officer	February 10, 2012
Kenneth I. Crowder

/s/ Melanie Kelekolio	Secretary, Vice President and Operations Manager	February 10, 2012
Melanie Kelekolio

/s/ Russell M. Yamamoto	Director	February 10, 2012
Russell M. Yamamoto

/s/ Michael F. Corcoran Ph.D	Director	February 10, 2012
Michael F. Corcoran

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

Table of Contents

Report of Registered Public Accounting Firms	F-2 - F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes in Stockholders' Equity/Deficit	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Mera Pharmaceuticals, Inc. (the “Company”) as October 31, 2010, and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company as of October 31, 2009, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated January 26, 2010.

We also have audited the adjustments described in Note 2 that were applied to restate the 2009 financial statements to correct an error.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2009 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 financial statements taken as a whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $537,838, a working capital deficiency of $735,493 and a stockholders' deficiency of $676,940.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 9, 2012

Provided below is a copy of the accountant’s report issued by Jewett, Schwartz, Wolfe & Associates (“JSW”), our former independent public accountants, in connection with the filing of our Annual Report on Form 10-K for the year ended October 31, 2009.  This audit report is a copy of the previously issued report and has not been reissued by JSW in connection with the filing of this 10-K.  We are unable to obtain a reissued accountant’s report from JSW, and we will be unable to obtain future accountant’s reports from JSW, because JSW has discontinued its auditing practice.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
January 16, 2010

Mera Pharmaceuticals, Inc.
Balance Sheets

	As of October 31,
	2010	2009
Current assets:		(Restated)
Cash and cash equivalents	$5,940	$3,135
Accounts receivable, net	8,864	6,656
Other current assets	-	15,994

Total current assets	14,804	25,785

Plant and equipment, net	8,034	200,482

Other assets	50,519	31,229

Total Assets	$73,357	$257,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$373,661	$164,212
Accounts payable - related parties	150,000	150,000
Notes payable - related parties	51,936	51,936
Deferred revenue	174,700	30,450

Total current liabilities	750,297	396,598

Commitments and contingencies

Stockholders' equity (deficit):
Preferred Stock $0.0001 par value, 5,200 shares authorized, none issued and outstanding, respectively	-	-
Series A- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 80 and 80 issued and outstanding, respectively	1	1
Series B- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 974 and 974 shares issued and outstanding	1	1
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 and 547,769,915 shares issued and 547,269,915 and 547,269,915 outstanding, respectively	54,777	54,777
Additional paid-in capital	7,968,873	7,968,873
Treasury stock at cost (500,000 shares)	(2,025)	(2,025)
Accumulated deficit	(8,698,567)	(8,160,729)
Total stockholders' deficit	(676,940)	(139,102)

Total Liabilities and Stockholders' Deficit	$73,357	$257,496

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Operations
For The Years Ended October 31, 2010 and 2009

	2010	2009

Net Sales	$288,888	$599,091
Cost of Goods Sold	46,066	28,021

GROSS PROFIT	242,822	571,070

Operating Expenses
Selling and administrative expenses	186,790	363,893
Research and development costs	265,310	324,383
Depreciation and amortization	28,008	84,646
Impairment loss	314,440	20,413

Total operating expenses	794,548	793,335

Loss from Operations	(551,726)	(222,265)

Other income (expense)
Interest income	-	2,445
Realized gain	-	746
Other income	2,312	-
Interest expense	(4,992)	(5,033)
Other expense	(2,722)	-

Total other income (expense)	(5,402)	(1,842)

Net loss before tax benefit (provision)	(557,128)	(224,107)

Tax benefit (provision)	19,290	31,229

NET LOSS	(537,838)	(192,878)

Preferred Dividends	(32,938)	(32,938)

Net Loss Available to Common Stockholders	$(570,776)	$(225,816)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	547,269,915	547,269,915

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Changes in Stockholders' Equity (Deficit)
For The Years Ended October 31, 2010 and 2009

	Stock						Additional Paid - In Capital	Treasury Stock Shares	Treasury Stock At Cost		Stockholders' Equity (Deficit)
	Convertible Preferred				Common					Accumulated (Deficit)
	Series A Shares	Series B Shares	Series A Par	Series B Par	Shares	Amount
Balance at October 31, 2008 (Restated)	80	974	$1	$1	547,769,915	$54,777	$7,968,873	(500,000)	$(2,025)	$(7,967,851)	$53,776

Loss for the year ended October 31, 2009										(192,878)	(192,878)

Balance at October 31, 2009 (Restated)	80	974			547,769,915	54,777	7,968,873	(500,000)	(2,025)	(8,160,729)	$(139,102)

Loss for the year ended October 31, 2010										(537,838)	(537,838)

Balance at October 31, 2010	80	974	$1	$1	547,769,915	$54,777	$7,968,873	(500,000)	$(2,025)	$(8,698,567)	$(676,940)

See the accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Cash Flows
For The Years Ended October 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(537,838)	$(192,878)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	28,008	84,646
Impairment of fixed assets	314,440	20,413
Changes in operating Assets and Liabilities:
Accounts receivable	(2,208)	4,351
Tax credit receivable	(19,290)	484
Other current assets	15,994	873
Accounts payable and accrued liabilities	209,449	25,210
Deferred revenue	144,250	30,450
Net cash provided by (used in) operating activities	152,805	(26,451)

Cash Flows from Investing Activities:
Purchases of fixed assets	(150,000)	(24,102)
Sale of Marketable Security	-	34,400
Net cash provided by investing activities	(150,000)	10,298

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	2,805	(16,153)
Cash and cash equivalents, beginning of the period	3,135	19,288
Cash and cash equivalents, end of the period	$5,940	$3,135

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

See the accompanying notes to the financial statements

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Mera Pharmaceuticals, Inc. (the “Company” or “Mera”), originally was seeking to develop and commercializes natural products from microalgae using its proprietary, large-scale photobioreactor technology.

During 2009, the Company switched its focus to engaging in the development of Sea Salt for sale in commercial and consumer uses. The salt is concentrated, low sodium and organic. The water used to produce the salt is drawn from an ocean depth of one-half mile. It is different in chemical composition from other sea salts because it comes from deep-sea water. It contains less sodium and more potassium, as well as higher concentrations of trace minerals. The Company's operations are located in Kailua-Kona, Hawaii.

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include valuation of inventory, valuation of deferred tax assets and impairment of property and equipment.

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

	October 31,
	2010	2009

Raw Materials	$19,338	$19,338
Work In Process	742,736	742,736
Inventory Asset	68,774	69,430
Finished Goods	61,771	64,337
	892,619	895,841

Inventories Allowance	(892,619)	(895,841)
	$-	$-

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - Product revenue is recognized upon shipment to customers. Contract services revenue is recognized as services are performed on a cost reimbursement basis. Royalties are recognized upon receipt. The Company recognizes revenue when the price is fixed and determinability persuasive evidence of an arrangement exists, the products are shipped and collectability is reasonable assured.

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

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of – ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.

Stock Issued For Services - In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC 718”).  Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Research and Development Costs - Generally accepted accounting principles state that costs that provide no discernible future benefits, or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred.  ASC 350 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to:  salaries and benefits; contract labor; consulting and professional fees; depreciation; repairs and maintenance on operational assets used in the production of prototypes; testing and modifying product and service capabilities and design; and, other similar costs.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by ASC 740 “Accounting for Income Taxes”. ASC requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes. Statutory taxes not based on income are included in general and administrative expenses.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share - The Company computed basic and diluted loss per share amounts for October 31, 2010 and 2009 pursuant to the ASC 260, “Earnings per Share.”  The assumed effects of the exercise of 11,215,000 shares of outstanding stock options, and conversion of 833,333 shares of convertible preferred stock series A and 8,695,429, shares of convertible preferred stock series B were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Concentrations- During 2010 and 2009, the Company obtains 100% of its salt from one source.

As of October 31, 2010 and 2009, the Company has accounts receivable balances that exceed 10% from 2 and 2 customers, respectively.

	2010	2009
Customer A	12%	17%
Customer B	14%	31%

As of October 31, 2010 and 2009, the Company has a sales concentration that exceeded 10% to 1 and 2    customers, respectively.

	2010	2009
Customer A	38%	17%
Customer B	N/A	29%

Recent Authoritative Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2.  RESTATEMENT

The Company has restated the 2009 Additional Paid in Capital and Accumulated Deficit by $48,870 to correctly present the effect of the stock options that vested during 2006 and were not properly included in Additional Paid in Capital and Accumulated Deficit.  The restated amounts did not have any effect on the 2009 Statement of Operation or Cash Flows.

NOTE 3.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $8.7 million a net loss of $537,838 and as of October 31, 2010 has a working capital deficiency of $735,493 and a stockholders’ deficiency of $676,940. This raised substantial doubt about its ability to continue as a going concern. The Company will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment is as follows:

	October 31, 2010	October 31, 2009
Plant	$109,662	$274,102
Equipment	-	-
	424,102	274,102
Accumulated depreciation	(101,628)	(73,620)
Total	$8,034	$200,482

For the years ended October 31, 2010 and 2009, the Company recognized depreciation expense of $28,008 and $84,646, respectively. During the year ended October 31, 2010 and 2009, the Company recognized an impairment of $314,440 and $20,413, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated and approximately $13,000 was payable under this agreement as of October 31, 2010.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. As of October 31, 2010 and 2009, the Company has received $203,000 and $36,250 under this agreement. Of such amount, $174,700 and $30,450 has been recorded as deferred revenue for product that has not yet been shipped.

In March 2009 the Company entered into an agreement with a Director. The Director’s Company to provide construction services in exchange for payment of $150,000.  As of the date of these financial statements, such amount has not yet been paid.

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made.

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made.

NOTE 6.  INCOME TAXES

The Company provides for income taxes in accordance with ASC 470 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2009, the Company had a net operating loss carry forward of approximately $19,833,000 available to offset future taxable income for federal and state income tax purposes.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 6.  INCOME TAXES (CONTINUED)

ASC 470 requires the Company to recognize income tax benefits for loss carry forwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carry forwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carry forwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.  An increase in the valuation allowance of approximately $92,000 occurred as of October 31, 2010.

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s incurred tax rates.  The provision (benefit) for income taxes from operations for the years ended October 31, 2010 and 2009 consist of the following:

	October 31,
	2010	2009

Federal and State	$(224,873)	$-
Tax effect of non-deductible expense	1,335	-
Increase in valuation allowance	204,248	-
Provision (benefit) for income taxes, net	$(19,290)	$(31,229)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2010	2009

Net operating loss carry- forwards expiring after the year ended 10/31/2010	$7,616,409	$-

Deferred income tax asset	$7,616,409	$-

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2010	2008

Deferred tax assets
Current	$-	$-
Non-current	7,785,278
	7,785,278	-

Less valuation allowance	(7,785,278)	-

Net deferred income tax asset	$-	$-

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 6.  INCOME TAXES (CONTINUED)

The Company has the following carry forwards available at October 31, 2010:

Operating losses
Amount	Expires

14,880,000	2015 - 2021
0	2022
1,900,000	2023
1,200,000	2024
930,000	2025
420,000	2026
225,000	2027
150,000	2028
190,000	2029
220,000	2030
92,000	2031

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2010, the Company has approximately $50,000 in QHTB tax credit refunds receivable.  As of October 31, 2010, the Company has not completed its 2009 federal and state income tax returns.

NOTE 7.  NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2010:

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made.	$41,936
The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made.	10,000
Total notes payable, related parties	$51,936

The Company accrued $4,992 and $4,992 for the years ended October 31, 2010 and 2009, respectively for interest expense due on notes payable-related parties.

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 8.  STOCKHOLDERS EQUITY

(A)	Preferred Stock- The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of October 31, 2010 and 2009.

As of October 31, 2010 and 2009, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series A preferred stock is convertible into 10,417 share of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  In addition, each share of Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $.06 per share.  The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted bases or 10,417 common shares votes. As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $ 19,774 and $ 17,274, respectively.

As of October 31, 2010 and 2009, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series B preferred stock is convertible into 8,929 share of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  .  In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $.07 per share.  The Series B convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted bases or 8,929 common shares votes.  As of October 31, 2010 and 2009, the total cumulative outstanding preferred dividends are $ 233,595 and $ 203,595, respectively.

(B)
Stock Options- On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of October 31, 2010, approximately 11,215,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 36,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, November 1, 2008	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, October 31, 2009	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	(1,215,000)	0.01
Options outstanding, October 31, 2010	11,215,000	$0.01

MERA PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 8.  STOCKHOLDERS EQUITY  (CONTINUED)

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2010	Weighted Average Exercise Price
$.01	11,215,000	2.58 years	$.01	11,215,000	$.01

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2009	Weighted Average Exercise Price
$.01	12,430,000	3.58 years	$.01	12,430,000	$.01

NOTE 9.  COMMITMENT & CONTINGENCES

The Company currently leases land for its office space and Keahole facility that expires February 2038.  The minimum future lease payments required under the Company’s operating leases at October 31, 2010 are as follows:

2011	$33,366
2012	33,366
2013	33,366
2014	33,366
2015	33,366
Thereafter	767,418
Total	$934,248

NOTE 10.  LEGAL PROCEEDINGS

On June 22, 2011, Michael Broby, a former consultant filed a suit in the 3rd Circuit Court, State of Hawaii courts against Mera Pharmaceuticals, Inc. The complaint alleges breach of contract and breach of covenant of good faith and fair dealing arising out of a commission contract and is seeking damages in excess of $50,000.  Mera management is planning to vigorously defend themselves against this claim, as they believe there is no merit.