Form 10-Q
period 2011-01-31
MERA PHARMACEUTICALS INC
filed 2012-07-26
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

557,299,676 shares of $0.0001 par value common stock outstanding as of July 25, 2012
1,000 shares of $0.0001 par value Series C stock outstanding as of July 25, 2012

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended January 31, 2011

Mera Pharmaceuticals, Inc.
Condensed Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,979	$5,940
Accounts receivable	9,550	8,864

Total current assets	16,529	14,804

Plant and equipment, net	5,237	8,034

Other assets	22,668	50,519

Total Assets	$44,434	$73,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$364,933	$373,661
Accounts payable - related parties	150,000	150,000
Notes payable - related parties	51,936	51,936
Deferred revenue	189,200	174,700

Total Current Liabilities	756,069	750,297

Contingencies and commitments

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,200 shares authorized, none issued and outstanding, respectively	-	-
Series A- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 80 and 80 issued and outstanding, respectively	1	1
Series B- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 974 and 974 shares issued and outstanding	1	1
Common stock, $.0001 par value: 750,000,000
shares authorized, 547,769,915 shares issued and 547,769,915 outstanding, respectively	54,777	54,777
Additional paid-in capital	7,968,873	7,968,873
Treasury stock at cost (500,000 Shares)	(2,025)	(2,025)
Accumulated deficit	(8,733,262)	(8,698,567)
Total stockholders' deficit	(711,635)	(676,940)

Total Liabilities and Stockholders' Deficit	$44,434	$73,357

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statement of Operations (unaudited)

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2011	2010

NET SALES	$64,620	$96,215
Cost of goods sold	3,536	1,306

GROSS PROFIT	61,084	94,909

Operating Expenses
Selling and administrative expenses	59,926	50,747
Research and development costs	37,865	62,932
Depreciation and amortization	2,797	4,325

Total operating expenses	100,588	118,004

Operating loss	(39,504)	(23,095)

Other income (expense)
Other income	2,958	1,333
Interest expense	(1,527)	(1,248)

Total other income (expense)	1,431	85

Net loss before tax provision	(38,073)	(23,010)

Provision for income taxes	-	-
Refundable tax credit	3,378	5,620

NET LOSS	$(34,695)	$(17,390)

Loss per common share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	547,769,915	547,769,915

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows (unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2011	January 31, 2010
Cash Flows from Operating Activities:
Net loss	$(34,695)	$(17,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	2,797	4,325
Changes in Operating Assets and Liabilities
Accounts receivable	(686)	(7,624)
Other assets	27,851	(5,620)
Prepaid expenses	-	4,020
Accounts payable and accrued liabilities	(8,728)	(20,370)
Deferred revenue	14,500	42,750
Net cash provided by operating activities	1,039	91

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	-	-
Proceeds from sales of marketable equitable securities	-	-
Purchases of fixed assets	-	(985)
Net cash used in investing activities	-	(985)

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,039	(894)
Cash and cash equivalents, beginning of the period	5,940	3,135
Cash and cash equivalents, end of the period	$6,979	$2,241

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

 NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2010, included in Form 10-K filed with the Securities and Exchange Commission.

The preparation of the Company’s Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management’s estimates and assumptions relate to depreciation and amortization calculations; inventory valuations; asset impairments (including impairments of long-lived assets); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and   accounting   treatment of financial instruments.  The Company bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

Credit Risk - It is the Company’s practice to place its cash equivalents in either high quality money market securities or to invest in short term corporate bonds.  Certain amounts of such funds might not be insured by the Federal Deposit Insurance Corporation.    However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At January 31, 2011, inventories consisted of $742,736 of work in process, $127,035 of finished goods and $19,338 of raw materials.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $889,109.

	January 31,	October 31,
	2011	2010

Raw Materials	$19,338	$19,338
Work In Process	742,736	742,736
Inventory Asset	65,264	68,774
Finished Goods	61,771	61,771
	889,109	892,619

Inventories Allowance	(889,109)	(892,619)
	$-	$-

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

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

Loss Per Share - The Company computed basic and diluted loss per share amounts for January 31,2011 and 2010 pursuant to the ASC 260, “Earnings per Share.”  The assumed effects of the exercise of 11,215,000 shares of outstanding stock options, and conversion of 833,333 shares of convertible preferred stock series A and 8,695,429, shares of convertible preferred stock series B were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Concentrations- During 2010 and 2011, the Company obtains 100% of its salt from one source.

As of January 31, 2011 and 2010, the Company has accounts receivable balances that exceed 10% from 2 and 1 customers, respectively.

	2011	2010
Customer A	22%	15%
Customer B	34%	N/A

As of October 31, 2010 and 2009, the Company has a sales concentration that exceeded 10% to 1 and 1    customer, respectively.

	2011	2010
Customer A	18%	47%

Recent Accounting Pronouncements - In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $34,695 for three months the ending January 31, 2011 and has a total accumulated deficit of $8,733,261.  There is also a working capital deficiency of $739,539 and a stock holders deficiency of $711,634 as of January 31, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales of Kona Sea Salt.   These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management has plans to seek additional capital through private placement and public offerings of its common stock, and projects that revenue will increase in future years. There are no assurances, however, with respect to the future success of these plans.

NOTE C - RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated and approximately $13,000 was payable under this agreement as of January 31, 2011.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. As of January 31, 2011 and 2010, the Company has received $217,500 and $101,500 under this agreement. Of such amount, $189,200 and $73,200 has been recorded as deferred revenue for product that has not yet been shipped.

In March 2009 the Company entered into an agreement with a Director. The Director’s Company to provide construction services in exchange for payment of $150,000.  As of the date of these financial statements, such amount has not yet been paid.

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made (See Note D).

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made (See Note D).

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

NOTE D - NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of January 31, 2011:

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made (see Note C)

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made (See Note 1 C).

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

The Company accrued $1,248 and $1,248 for the three months ended January 31, 2011 and 2010, respectively for interest expense due on notes payable-related parties.

NOTE E - STOCK HOLDERS EQUITY

(A)	Preferred Stock- The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of January 31, 2010 and 2011.

(B)
Stock Options- On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of January 31, 2011 approximately 11,215,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 37,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended January 31, 2011

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 31, 2009	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	(1,215,000)	0.01
Options outstanding, January 31, 2010	11,215,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, January 31, 2011	11,215,000	$0.01

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

January 31, 2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2011	Weighted Average Exercise Price
$.01	11,215,000	2.92 years	$.01	11,215,000	$.01

January 31, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2010	Weighted Average Exercise Price
$.01	11,215,000	3.92 years	$.01	11,215,000	$.01

NOTE F - LEGAL PROCEEDINGS

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

NOTE G - RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE H - SUBSEQUENT EVENT

Merger

On June 15, 2012, Mera Pharmaceuticals, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Villari Family Centers, Inc., a Florida corporation (“VFC”), and the shareholders of VFC. Pursuant to the terms of the Agreement, the VFC shareholders exchanged 100% of their shares of VFC for 1,000 shares of the Company’s Series C Convertible Preferred Stock, which, upon conversion, will constitute 95% of the Company’s common voting stock on a fully diluted basis as of the date of closing. The Company will account for this transaction as a reverse merger.

In connection with the issuance of the Series C Convertible Preferred Stock, the Board of Directors and Holders of a Majority of the Voting Interests of the Company has ratified the increase of its authorized common stock to 18,000,000,000 shares.

The rights and preference of the Series C stockholders rank in parity with the Corporation's Common Stock and Series A and Series B Preferred Stock. The Series C is convertible mandatorily on June 14, 2013 or at the option of 51% of its holders into their proportionate shares of common stock on a fully diluted basis.

Additionally, in connection with the merger, on June 15, 2012 the Series A and B preferred stock automatically converted into an aggregate of 9,529,761 shares of the Company's common stock, resulting in total common stock issued and onstanding of 557,299,676, post merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through January 31, 2011 we had an accumulated deficit of $8,733,261 Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues- Revenue fell 33% for the quarter ending January 31, 2011 to $64,620 vs. $96,215 in the quarter ending January 31, 2010.  The decrease was due primarily to a one time, large bulk sea-salt sale that occurred in the first quarter of 2010, which did not occur in the same period for 2011. Had the large bulk sea-salt sale not occurred in 2010, our first quarter 2011 revenue would have decreased by only 12% in comparison to the previous year.  Our expectation is that revenue will increase slightly for the rest of the 2010-2011 fiscal year.

Cost of Sales. Cost of goods sold was $3,536 for the quarter ending January 31, 2011 versus $1,306 in the quarter ending January 31, 2010, which was a 171% increase.  The primary factor that increased cost of sales was an increase in salt production costs.  This trend is expected to continue as the Company continues to expand manufacture and marketing of its sea salt product line.

Research and Development Costs-  Research and development costs decreased to $37,865 for the quarter ending January 31, 2011 versus $62,932 for the quarter ending July 31, 2010, a decrease of 39.8%.   The decrease was due primarily to cost cutting measures, and to a re-focus of the Company on production of its Sea Salt product line.

Selling, General and Administrative Expenses-  Selling, general and administrative expenses increased to $59,926 the quarter ending January 31, 2011 as compared with $50,747 in the quarter ending January 31, 2010, an increase of 18.1%.  The increase was due primarily to compensation expense of $16,500 that was accrued for the Company CEO in the first quarter of 2011. Such compensation was not incurred in the first quarter of 2010.

Interest Expense- For the quarters ended January 31, 2011 and 2010, interest expense was $1,527 and $1,248. Debt was neither incurred nor paid during either period.

Off-Balance Sheet Arrangements

We don't have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities"(SPEs).

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended October 31, 2011.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Going Concern

For a discussion of going concern issues, see Note B to our financial statements in Part 1, Item 1 to this quarterly report.

 Liquidity and Capital Resources

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales of Kona Sea Salt.

Management has plans to seek additional capital through private placement and public offerings of its common stock, and projects that revenue will increase in future years. There are no assurances, however, with respect to the future success of these plans.

 The present state of the Company's liquidity and capital resources raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as we are a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were not effective as of January 31, 2011, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. Additionally, our annual report on Form 10-K for the year ended October 31, 2010 and our quarterly report on Form 10-Q for the quarter ended January 31, 2011 were not filed within the time periods specified in the SEC's rules. We plan to seek to correct these deficiencies during the current fiscal year or the next.

During the quarterly period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

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

MERA PHARMACEUTICALS, INC.

Dated: July 25, 2012	By:	/s/ Charles Gary Spaniak, Sr.
Charles Gary Spaniak, Sr.
Chief Executive Officer

	By:	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Principal Financial and Accounting Officer