Form 10-Q
period 2011-04-30
MERA PHARMACEUTICALS INC
filed 2012-07-26
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period endedApril 30, 2011

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

557,299,676 shares of $0.0001 par value common stock outstanding as of July 25, 2012
1,000 shares of $0.0001 par value Series C preferred stock outstanding as of July 25, 2012

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended April 30, 2011

Mera Pharmaceuticals, Inc.
Condensed Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,267	$5,940
Accounts receivable	12,391	8,864

Total current assets	13,658	14,804

Plant and equipment, net	6,266	8,034

Other assets	26,523	50,519

Total Assets	$46,447	$73,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$380,246	$373,661
Accounts payable - related parties	150,000	150,000
Notes payable - related parties	51,936	51,936
Deferred revenue	210,950	174,700

Total Current Liabilities	793,132	750,297

Contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,200 shares authorized, none issued and outstanding, respectively	-	-
Series A- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 80 and 80 issued and outstanding, respectively	1	1
Series B- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 974 and 974 shares issued and outstanding	1	1
Common stock, $.0001 par value: 750,000,000	54,777	54,777
shares authorized, 547,769,915 shares issued and 547,769,915 outstanding, respectively
Additional paid-in capital	7,968,873	7,968,873
Treasury stock at cost (500,000 Shares)	(2,025)	(2,025)
Accumulated deficit	(8,768,312)	(8,698,567)
Total stockholders' deficit	(746,685)	(676,940)

Total Liabilities and Stockholders' Deficit	$46,447	$73,357

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Net Sales	$87,268	$61,413	$151,888	$157,628
Cost of Goods Sold	10,207	9,095	13,743	10,401

GROSS PROFIT	77,061	52,318	138,145	147,227

Costs and Expenses
Research and development costs	49,359	70,474	87,224	133,406
Selling, general and administrative	64,379	56,491	124,305	107,238
Depreciation and Amortization	1,259	6,824	4,056	11,149

Total costs and expenses	114,997	133,789	215,585	251,793

Operating loss	(37,936)	(81,471)	(77,440)	(104,566)

Other income (expense):
Other income	-	-	2,958	1,333
Interest expense	(969)	(1,248)	(2,496)	(2,496)

Total other income (expense)	(969)	(1,248)	462	(1,163)

Net loss before income tax provision	(38,905)	(82,719)	(76,978)	(105,729)

Provision for income taxes	-	-	-	-
Refundable tax credit	3,855	4,941	7,233	10,561

Net loss	$(35,050)	$(77,778)	$(69,745)	$(95,168)

Loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)
Weighted average shares outstanding -	547,769,915	547,769,915	547,769,915	547,769,915
basic and diluted

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	April 30, 2011	April 30, 2010
Cash Flows from Operating Activities:
Net loss	$(69,745)	$(95,168)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Accumulated depreciation and amortization	4,056	11,149
Changes in Operating Assets and Liabilities
Accounts receivable	(3,527)	(6,959)
Other assets	23,996	(10,561)
Prepaid expenses	-	8,011
Accounts payable and accrued liabilities	6,585	150,093
Deferrecd revenue	36,250	93,500
Net cash provided by (used in) operating activities	(2,385)	150,065

Cash Flows from Investing Activities:
Purchases of marketable equitable securities	-	-
Proceeds from sales of marketable equitable securities	-	-
Purchases of fixed assets	(2,288)	(150,000)
Net cash used in investing activities	(2,288)	(150,000)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(4,673)	65
Cash and cash equivalents, beginning of the period	5,940	3,135
Cash and cash equivalents, end of the period	$1,267	$3,200

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2010, included in Form 10-K filed with the Securities and Exchange Commission.

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

Credit Risk - It is the Company’s practice to place its cash equivalents in either high quality money market securities or to invest in short term corporate bonds.  Certain amounts of such funds might not be insured by the Federal Deposit Insurance Corporation.    However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At April 30, 2011, inventories consisted of $742,736 of work in process, $61,771 of finished goods, $72,771 of other inventory assets and $19,338 of raw materials.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $896,616.

	April 30,	April 30,
	2011	2010
Raw Materials	$19,338	$19,338
Work In Process	742,736	742,736
Inventory Asset	72,771	76,751
Finished Goods	61,771	61,771
	896,616	900,596

Inventories Allowance	(896,616)	(900,596)
	$-	$-

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Loss Per Share - The Company computed basic and diluted loss per share amounts for April 30, 2011 and 2010 pursuant to the ASC 260, “Earnings per Share.”  The assumed effects of the exercise of 11,215,000 shares of outstanding stock options, and conversion of 833,333 shares of convertible preferred stock series A and 8,695,429, shares of convertible preferred stock series B were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Concentrations- During 2010 and 2011, the Company obtains 100% of its salt from one source.

As of April 30, 2011 and 2010, the Company has accounts receivable balances that exceed 10% from 2 and 2 customers, respectively.

	2011	2010
Customer A	31%	N/A
Customer B	17%	15%
Customer C	N/A	20%

As of April 30, 2011 and 2010, the Company has a sales concentration that exceeded 10% to 1 and 1    customer, respectively.

	2011	2010
Customer A	20%	46%

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

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

NOTE B- GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $35,050 and $69,745 for three and six months ending April 30, 2011, and has a total accumulated deficit of $8,768,312.  There is also a working capital deficiency of $779,474 and a stockholder's deficiency of $746,685 as of April 30, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales of Kona Sea Salt.   These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management has plans to seek additional capital through private placement and public offerings of its common stock, and projects that revenue will increase in future years. There are no assurances, however, with respect to the future success of these plans.

NOTE C- RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated and approximately $13,000 was payable under this agreement as of April 30, 2011.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. As of April 30, 2011 and 2010, the Company has received a total of $239,250 and $152,250 under this agreement. Of such amount, $210,950 and $123,950 has been recorded as deferred revenue for product that has not yet been shipped.

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

NOTE D- NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of April 30, 2011:

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made (see Note C)

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

The Company accrued $949 and $1,248 for the three months ended April 30, 2011 and 2010, and $2,496 and $2,496 for the six months ended April 30, 2011 and 2010, respectively, for interest expense due on notes payable-related parties.

NOTE E- STOCK HOLDERS EQUITY

(A)	Preferred Stock- The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of April 30, 2010 and 2011.

(B)
Stock Options- On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of April 30, 2011 approximately 11,215,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 37,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended April 30, 2011
	Number of Shares	Weighted Average Exercise Price
Options outstanding, April 30, 2009	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	(1,215,000)	0.01
Options outstanding, April 30, 2010	11,215,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, April 30, 2011	11,215,000	$0.01

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

April 30, 2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2011	Weighted Average Exercise Price
$.01	11,215,000	2.08 years	$.01	11,215,000	$.01

April 30, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2010	Weighted Average Exercise Price
$.01	11,215,000	3.08 years	$.01	11,215,000	$.01

NOTE F- LEGAL PROCEEDINGS

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

NOTE G- RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE H – SUBSEQUENT EVENT

Merger

On June 15, 2012, Mera Pharmaceuticals, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with Villari Family Centers, Inc., a Florida corporation (“VFC”), and the shareholders of VFC. Pursuant to the terms of the Agreement, the VFC shareholders exchanged 100% of their shares of VFC for shares of the Company’s Series C Convertible Preferred Stock, which, upon conversion, will constitute 95% of the Company’s common voting stock on a fully diluted basis as of the date of closing. The Company will account for this transaction as a reverse merger.

In connection with the issuance of the Series C Convertible Preferred Stock, the Board of Directors and Holders of a Majority of the Voting Interests of the Company has ratified the increase of its authorized common stock to 18,000,000,000 shares.

The rights and preference of the Series C stockholders rank in parity with the Corporation’s Common Stock and Series A and Series B Preferred Stock. The Series C is convertible mandatorily on June 14, 2013 or at the option of 51% of its holders into their proportionate shares of common stock on a fully diluted basis.  The Series C will be cancelled once it is redeemed.

Additionally, in connection with the merger, the Series A and B preferred stock automatically converts into an aggregate of 9,529,761 shares of the Company's common stock, resulting in total common stock issued and outstanding of 557,299,676, post merger.

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through April 30, 2011 we had an accumulated deficit of $8,768,818. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues

Revenue increased 42% for the three months ending April 30, 2011 to $87,268 compared $61,413 for the three months ending April 30, 2010. The increase in revenues was due primarily to increased sales of our AstaFactor nutraceutical supplement.  We had several large international AstaFactor sales in first quarter 2011 that did not occur in first quarter 2012. Additionally we ran several promotions and discounts on AstaFactor which generated increased customer response and sales. We plan to continue such promotions for the foreseeable future and believe that we will maintain corresponding increases in year over year revenues.

For the six month period ending April 30, 2011, revenues were $151,888 compared to $157,628 for the six months ended April 30, 2010, a decrease of 4%. The decrease was due primarily to a one time, large bulk sea-salt sale that occurred in the first quarter of 2010, which did not occur in the same period for 2011. Had the large bulk sea-salt sale not occurred in 2010, our first quarter 2011 revenue would have increased 12% in comparison to the previous year.  Our expectation is that revenue will increase slightly for the rest of the 2010-2011 fiscal year.

Cost of Sales

For the three months ending April 30, 2011, cost of goods sold increased 12% -- $10,207 versus $9,095 for the three months ending April 20, 2010. For the six month period ending April 30, 2011, cost of goods increased 32% -- $13,743 versus $10,401 for the six months ended April 30, 2010.  The primary factor that increased cost of goods sold was increased product sales. This trend is expected to continue as the Company foresees continued increases in sales of its products.

Research and Development Costs

Research and development costs decreased to $49,359 for the three months ending April 30, 2011 compared $70,474 to the three months ending April 30, 2010, a decline of 30%.  For the six month period ending April 30, 2011, research and development costs decreased 35% -- $87,224 versus $133,406 for the six months ended April 30, 2010.  The decrease was due primarily to cost cutting measures, and to a re-focus of the Company on production of its Sea Salt product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $64,379 for the three months ending April 30, 2011 as compared to $56,491 the quarter ending April 30, 2011, an increase of 14%, and increased to $124,305 for the six months ended April 30, 2011 versus $107,238 for the six months ended April 30, 2010. The increase was due primarily to compensation expense of that was accrued for the Company CEO during fiscal 2011 that was not incurred in fiscal 2010.

Interest Expense

For the three months ended April 30, 2011 and 2010, interest expense was $969 and $1,248 respectively. For the six months ended April 30, 2011 and 2010, interest expense was $2,496 and $2,496 respectively. Debt was neither incurred nor paid during either period.

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

There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were not effective as of April 30, 2011, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. Additionally, our annual report on Form 10-K for the year ended October 31, 2010 and our quarterly report on Form 10-Q for the quarter ended April 30, 2011 were not filed within the time periods specified in the SEC's rules. We plan to seek to correct these deficiencies during the current fiscal year or the next.

During the quarterly period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGESTERED SALE OF SECURITES AND USE OF PROCEEDS

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

MERA PHARMACEUTICALS, INC.

Date: July 25, 2012	By:	/s/ Charles Gary Spaniak, Sr.
Charles Gary Spaniak, Sr.
Chief Executive Officer

By:	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Principal Financial and Accounting Officer