Form 10-Q
period 2011-07-31
MERA PHARMACEUTICALS INC
filed 2012-07-26
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

557,299,676 shares of $0.0001 par value common stock outstanding as of July 26, 2012
1,000 shares of $0.0001 par value Series C preferred stock outstanding as of July 26, 2012

Mera Pharmaceuticals, Inc.

Form 10-Q
For the Quarter Ended July 31, 2011

Mera Pharmaceuticals, Inc.
Condensed Balance Sheets

	July 31, 2011	October 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,008	$5,940
Accounts receivable	14,165	8,864
Prepaid expenses	32,420	-

Total current assets	50,593	14,804

Plant and equipment, net	4,144	8,034

Other assets	30,045	50,519

Total Assets	$84,782	$73,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$427,081	$373,661
Accounts payable - related parties	150,000	150,000
Notes payable - related parties	51,936	51,936
Deferred revenue	218,200	174,700

Total Current Liabilities	847,217	750,297

Contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,200 shares authorized, none issued and outstanding, respectively	-	-
Series A- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 80 and 80 issued and outstanding, respectively	1	1
Series B- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 974 and 974 shares issued and outstanding	1	1
Common stock, $.0001 par value: 750,000,000 shares authorized, 547,769,915 shares issued and 547,769,915 outstanding, respectively	54,777	54,777
Additional paid-in capital	7,968,873	7,968,873
Treasury stock at cost	(2,025)	(2,025)
Accumulated deficit	(8,784,062)	(8,698,567)
Total stockholders' deficit	(762,435)	(676,940)

Total Liabilities and Stockholders' Deficit	$84,782	$73,357

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Net Sales	$86,819	$67,115	$238,707	$224,743
Cost of Goods Sold	284	-	14,027	10,401

GROSS PROFIT	86,535	67,115	224,680	214,342

Costs and Expenses
Research and development costs	40,564	70,262	127,788	203,667
Selling, general and administrative	63,913	38,284	188,218	145,521
Depreciation and Amortization	2,122	11,149	6,178	22,298

Total costs and expenses	106,599	119,695	322,184	371,486

Operating loss	(20,064)	(52,580)	(97,504)	(157,144)

Other income (expense):
Other income	2,040	980	4,998	2,312
Interest expense	(1,248)	(1,248)	(3,744)	(3,744)

Total other income (expense)	792	(268)	1,254	(1,432)

Net loss before income tax provision	(19,272)	(52,848)	(96,250)	(158,576)

Provision for income taxes	-	-	-	-
Refundable tax credit	3,522	4,730	10,755	15,291

Net loss	$(15,750)	$(48,118)	$(85,495)	$(143,285)

Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding - basic and diluted	547,769,915	547,769,915	547,769,915	547,769,915

See accompanying notes to unaudited condensed financial statements

Mera Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	July 30, 2011	July 30, 2010

Cash Flows from Operating Activities:
Net loss	$(85,495)	$(143,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accumulated depreciation and amortization	6,178	22,298
Changes in assets and liabilities
Accounts receivable	(5,301)	(14,447)
Prepaid expenses	(32,420)	12,002
Other assets	20,474	(15,291)
Accounts payable and accrued liabilities	53,420	156,688
Deferrecd revenue	43,500	129,750
Net cash provided by operating activities	356	147,715

Cash Flows from Investing Activities:
Purchases of fixed assets	(2,288)	(150,000)
Net cash used in investing activities	(2,288)	(150,000)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-

Net decrease in cash and cash equivalents	(1,932)	(2,285)
Cash and cash equivalents, beginning of the period	5,940	3,135
Cash and cash equivalents, end of the period	$4,008	$850

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the financial statements and footnotes thereto for the year ended October 31, 2010, included in Form 10-K filed with the Securities and Exchange Commission.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  At July 31, 2011, inventories consisted of $742,736 of work in process, $61,771 of finished goods, $68,768 of other inventory assets, and $19,338 of raw materials.  Management has recorded a full valuation allowance for obsolete and excess inventory totaling $892,613.

	July 31, July 31,
	2011	2010

Raw Materials	$19,338	$19,338
Work In Process	742,736	742,736
Inventory Asset	68,768	72,824
Finished Goods	61,771	61,771
	892,613	896,669

Inventories Allowance	(892,613)	(896,669)
	$-	$-

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Loss Per Share - The Company computed basic and diluted loss per share amounts for July 31, 2011 and 2010 pursuant to the ASC 260, “Earnings per Share.”  The assumed effects of the exercise of 11,215,000 shares of outstanding stock options, and conversion of 833,333 shares of convertible preferred stock series A and 8,695,429, shares of convertible preferred stock series B were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Concentrations- During 2010 and 2011, the Company obtains 100% of its salt from one source.

As of July 31, 2011 and 2010, the Company has accounts receivable balances that exceed 10% from 4 and 2 customers, respectively.

	2011	2010
Customer A	21%	N/A
Customer B	15%	10%
Customer C	13%	N/A
Customer D	10%	N/A
Customer E	N//A	38%

As of July 31, 2011 and 2010, the Company has a sales concentration that exceeded 10% to 1 and 1 customer, respectively.

	2011	2010
Customer A	11%	N/A
Customer B	N/A	35%

Recent Accounting Pronouncements: In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

NOTE B- GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $15,750 and $85,495 for three and nine months ending July 31, 2011, and has a total accumulated deficit of $8,784,062. There is also a working capital deficiency of $796,624 and a stockholder deficiency of $762,435 as of July 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales of Kona Sea Salt. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management has plans to seek additional capital through private placement and public offerings of its common stock, and projects that revenue will increase in future years. There are no assurances, however, with respect to the future success of these plans.

NOTE C- RELATED PARTY TRANSACTIONS

In December 2003 the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated and approximately $13,000 was payable under this agreement as of July 31, 2011.

On November 2, 2009 the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram.  The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii.  This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. As of July 31, 2011 and 2010, the Company has received a total of $246,500 and $188,500 under this agreement. Of such amounts, $218,200 and $160,200 has been recorded as deferred revenue for product that has not yet been shipped.

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

NOTE D- NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of July 31, 2011:

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made (see Note C)

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

The Company accrued $1,248 and $1,248 for the three months ended July 31, 2011 and 2010, and $3,744 and $3,744 for the nine months ended July 31, 2011 and 2010, respectively, for interest expense due on notes payable-related parties.

NOTE E- STOCK HOLDERS EQUITY

(A)	Preferred Stock- The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of July 31, 2010 and 2011.

(B)
Stock Options- On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock.  In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of July 31, 2011 approximately 11,215,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 37,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2009	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	(1,215,000)	0.01
Options outstanding, July 31, 2010	11,215,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, July 31,2011	11,215,000	$0.01

MERA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

July 31, 2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2011	Weighted Average Exercise Price
$.01	11,215,000	1.83 years	$.01	11,215,000	$.01

July 31, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2010	Weighted Average Exercise Price
$.01	11,215,000	2.83 years	$.01	11,215,000	$.01

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

NOTE H- SUBSEQUENT EVENT

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

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets, raising capital and sales of product.  From September 16, 2002, the effective date of our plan of reorganization, through July 31, 2011 we had an accumulated deficit of $8,784,062. Our losses to date have resulted primarily from costs incurred in research and development, production costs and from general and administrative expenses associated with operations.  We expect to continue to incur smaller operating losses through the current fiscal year.  We also expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

Results of Operations

Revenues

Revenue increased 29% for the three months ending July 31, 2011 to $86,819 compared to $67,115 for the three months ending July 31, 2010, and increased 6% for the nine months ended July 31, 2011 to $238,707 compared to $224,743 for the nine months ended July 31, 2010.  The increase in revenues was due primarily to increased sales of our AstaFactor nutraceutical supplement.  We had several large international AstaFactor sales in first quarter 2011 that did not occur in first quarter 2010. Additionally we ran several promotions and discounts on AstaFactor which generated increased customer response and sales. We plan to continue such promotions for the foreseeable future and believe that we will maintain corresponding increases in year over year revenues.

Additionally, the Company had a one time, large bulk sea-salt sale that occurred in the first quarter of 2010, which did not occur in the same period for 2011. Had the large bulk sea-salt sale not occurred in 2010, our nine month revenue 2011 would have increased 18% in comparison to the previous year.  Our expectation is that revenue will increase slightly for the rest of the 2010-2011 fiscal year.

Cost of Sales

For the three months ending July 31, 2011, cost of goods sold increased by $284  -- $284 versus $0 for the three months ending  July 31, 2010. For the nine month period ending July 31, 2011, cost of goods increased 35% -- $14,027 versus $10,401 for the nine months ended July 31, 2010.  The primary factor that increased cost of goods sold was increased product sales. This trend is expected to continue as the Company foresees continued increases in sales of its products.

Research and Development Costs

Research and development costs decreased to $40,564 for the three months ending July 31, 2011 compared $70,262 to the three months ending July 31, 2010, a decline of 42%.  For the nine month period ending July 31, 2011, research and development costs decreased 37% -- $127,788 versus $203,667 for the nine months ended July 31, 2010.  The decrease was due primarily to cost cutting measures, and due to a re-focus of the Company on production of its Sea Salt product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $63,913 for the three months ending July 31, 2011 as compared to $38,284 the three months ending July 31, 2010, an increase of 67%, and increased to $188,218 for the nine months ended July 31, 2011 versus $145,421 for the nine months ended July 31, 2010. The increase was due primarily to compensation expense that was accrued for the Company’s CEO during fiscal 2011 that was not incurred in fiscal 2010.

Interest Expense

For the three months ended July 31, 2011 and 2010, interest expense was $1,248 and $1,248 respectively. For the nine months ended July 31, 2011 and 2010, interest expense was $3,744 and $3,744 respectively. Debt was neither incurred nor paid during either period.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were not effective as of July 31, 2011, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. Additionally, our annual report on Form 10-K for the year ended October 31, 2010 and our quarterly report on Form 10-Q for the quarter ended July 31, 2011 were not filed within the time periods specified in the SEC's rules. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

MERA PHARMACEUTICALS, INC.

Dated: July 26, 2012	By:	/s/ Charles Gary Spaniak, Sr.
Charles Gary Spaniak, Sr.
Chief Executive Officer

	By:	/s/ Lawrence H. Wolfe
Lawrence H. Wolfe
Principal Financial and Accounting Officer