Form 10-K
period 2011-10-31
MERA PHARMACEUTICALS INC
filed 2013-07-23
CIK 837490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Mera Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	033-23460	04-3683628
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

18331 Pines Blvd. Suite 273, Pembroke Pines, Florida 33029
(Address of principal executive offices) (Zip Code)

855-845-5274
(Registrant’s telephone number, including area code)

2240 NW 19th Street, Suite 911, Boca Raton, Florida 33431
(Former name or former address, if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,095,539.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
557,299,676 shares of $0.0001 par value common stock outstanding as of July 18, 2013

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

For the year ended October 31, 2011, the Company had a net loss of $187,680. As of October 31, 2011, the Company has a working capital deficiency of $880,830 and a stockholders’ deficiency of $864,620.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

OVERVIEW OF THE COMPANY'S BUSINESS

The Company develops and commercializes natural products derived principally from microalgae using its patented photobioreactor technology known as the Mera Growth Module (“MGM”).

The Company has used this technology in the production and marketing of its commercial products, ASTAFACTOR®, a nutraceutical and source of natural astaxanthin, and SALMON ESSENTIALS™, a proprietary combination of astaxanthin and Omega-3 fatty acids.  The Company also manufactures and distributes  Kona Sea Salt™.

The Company is currently evaluating product line extensions for its ASTAFACTOR® and Kona Sea Salt™ products and is also contemplating exploring additional microalgae sources for development of nutraceutical products.

In efforts to expand the marketing and distribution of its commercial products, the Company completed the acquisition of 100% of the outstanding common stock of Villari’s Family Centers, Inc., (“VFC”) a Florida corporation, in June of 2012.

Villari’s Family Centers is a multi-designed family entertainment center focused on promoting health and wellness through the Villari’s system of martial arts.  Grandmaster Villari is the founder of the Shaolin Kempo Karate system which is an innovative approach that combines Japanese martial arts with Chinese martial arts and Western boxing.  Grandmaster Villari’s organization is one of the world's largest chain of professional martial arts studios, and has been so since its inception more than four decades ago.  This method has spread throughout the world as hundreds of schools have been opened that teach his method. He has been inducted into the World Masters Hall of Fame alongside Bruce Lee, Jet Li and Jackie Chan.  By bringing many styles together to form an effective unity of disciplines, he revolutionized the way martial artists thought about fighting. Over the years, his schools have brought Asian martial arts to the western world on unprecedented levels. He has developed many of the respected masters teaching today in the United States and Canada, and overseen the training of millions of students.

With the introduction of our current commercial product lines into the Villari’s Martial Arts studios,  the Company will be able to drastically increases distribution and awareness of our nutracueticals and build the market for our future nutracuetical products.  The Company will open new Villari’s Martial Arts locations throughout the United States through company owned units as well as franchised and joint venture locations.

In addition to our ASTAFACTOR®,  SALMON ESSENTIALS™ and Kona Sea Salt™, the company will also be marketing and distributing Villari’s Martial Arts Media including DVD’s, books, clothing and apparel at the individual studio locations and over the internet worldwide.

ABOUT MERA GROWTH MODULE

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

RATIONALE FOR MICROALGAE AS A SOURCE OF COMMERCIAL PRODUCTS

Microalgae represent approximately half of all plant species. Many of their characteristics make them attractive for commercial production.

1) UNTAPPED RESOURCE

•€€	Fewer than 5,000 out of the estimated total of 30,000 species are believed to have been cultivated in the laboratory

•€€	Fewer than 1,000 species are believed to have been carefully investigated for new substances

•€€	Fewer than 10 species have been cultivated at commercial scale

2) DEMONSTRATED SOURCE OF NEW SUBSTANCES

•€€	Several hundred new bioactive substances have been discovered in the small number of microalgae that have been researched to date

3) SOURCE OF VALUABLE SUBSTANCES

•€€	Many molecules derived from microalgae are already known to be valuable for use as enzymes, pigments, vitamins, nutraceuticals, pharmaceuticals and the like

•€€	Bioactive compounds extracted from microalgae have substantial potential value as pharmaceuticals

4) RAPID GROWTH RATE

•€€	Growth rates for microalgae species range from about 1 to 10 divisions per day

•€€	Growth rates for these plants are, in general, faster than any other plants

5) LOW COST OF RAW MATERIALS

•€€	Water, sunlight, fertilizer and carbon dioxide, the principal raw materials used in cultivation, are plentiful and economical

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

PROCESS CONTROL SYSTEMS - THE KEY TO REPRODUCIBLE PERFORMANCE.  In order to take greatest advantage of the MGM technology, we have developed proprietary, computerized process control systems for the MGM that make it possible to conduct the following operations automatically:

•€€	monitoring of key production variables at intervals more frequent than one minute;

•€€	data archiving for comprehensive analysis of system

•€€	performance; automated control of all operations performed more than once a

•€€	day (both a process control improvement and labor cost saving);

•€€	immediate alarm system for any system component not operating within parameters; and

•€€	automated maintenance for hundreds of system components, reducing failures and preventing contamination.

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

(1) ASTAFACTOR®

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

Astaxanthin is one of the main pigments in aquatic animals. It gives the flesh of salmon its characteristic color, for example. Yet, it is far more than a pigment. Astaxanthin has been shown to perform many essential biological functions, including:

•€€	protecting against the harmful effects of UV light;

•€€	enhancing the immune response;

•€€	protecting against the oxidation of essential polyunsaturated fatty acids;

•€€	stimulating pro-vitamin A activity and vision;

•€€	improving reproductive capacity; and assisting in communication.

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

Sales of ASTAFACTOR®  began in Hawaii in March 2000. Our experience has shown that effectively promoting retail sales of astaxanthin requires longer format advertising than can be readily used in typical retail advertising. The Company has maintained its focus in the Hawaiian market, which offers revenue potential to help support the cost of broader retail distribution.

(2) SALMON ESSENTIALS

During 2004 the Company introduced an extension of its ASTAFACTOR® line, Salmon Essentials™. This product offers a combination of astaxanthin and Omega-3 fatty acids, the two most important nutritional components available from wild salmon, which is widely recognized as one of nature's most healthful foods. This product offers all of the health benefits associated with ASTAFACTOR® and adds to them the significant benefits of including Omega-3 fatty acids in your diet, such as improved cardiac health. Omega-3’s also help reduce inflammation, adding to that important benefit of SALMON ESSENTIALS™.

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

DEPENDENCE ON KEY CUSTOMERS

Our business depends on key relationships in Hawaii. Sales to our largest customer, Longs Drugs, which is owned by CVS, continues to represent the largest, but decreasing percentage of our product sales. Sales to various domestic distributors have been slowly increasing, as have internet sales.

OUR STRATEGIES

Our objective is to sustain Mera Pharmaceuticals' leadership in microalgae cultivation technology and to identify, optimize, and directly commercialize high-value microalgae products. We have several strategies to achieve these goals.

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

MANUFACTURING

Our Kona facility has sufficient capacity to meet our current demand for products.  The current ability to expand our production is sufficient to meet our projected needs for the foreseeable future. Further expansion of the Kona facility is feasible, if demand for our products justifies doing so.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include salaries, development materials, plant and equipment depreciation and costs associated with operating our five-acre research and development/production facility. During the fiscal years ended October 31, 2011 and 2010, the Company has spent $172,986 and $265,310, respectively.

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

The Company currently markets ASTAFACTOR®, SALMON ESSENTIALS™ and KONA SEA SALT™ to mass retail outlets in Hawaii through distribution arrangements with established companies. We are also expanding our efforts to distribute outside of Hawaii.  With the acquisition of Villari’s Family Centers, we are able to expand our distribution throughout the United States through company owned martial arts studios as well as franchised and joint venture locations.

2)	SELL ASTAFACTOR®, SALMONESSENTIALS™ AND KONA SEA SALT™ DIRECTLY TO THE CONSUMER.

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

With the product placement of our current commercial product lines at the Villari’s Martial Arts studios,  and on the internet the Company will be able to drastically increases distribution and awareness of our nutracueticals and build the market for our future nutracuetical products.

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

COMPETITORS FOR ASTAFACTOR®.  There are various other producers of astaxanthin that compete with ASTAFACTOR®, our nutraceutical astaxanthin product. Competition also comes from non-producers who acquire raw materials from the producers for distribution in the nutraceuticals market.

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

EMPLOYEES

As of October 31, 2011, the Company had four (4) full-time employees and various part time help as needed. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

On June 22, 2011, Michael Brorby, a former consultant filed a suit in the 3rd Circuit Court, State of Hawaii courts against Mera Pharmaceuticals, Inc. The complaint alleged breach of contract and breach of covenant of good faith and fair dealing arising out of a commission contract and is seeking damages in excess of $50,000.  On November 15, 2012 the Company agreed to pay Mr. Brorby $34,000 to settle the claim. Such payment has been made and is accrued in the financial statements as of October 31, 2011.

On April 16, 2013, L&B CIP Glades Plaza, LLC, filed a suite  in the 15th Judicial Circuit Court in Palm Beach, Florida against Villari’s Family Centers, Inc.  The complaint alleges breach of Security Agreement in excess of $15,000.  Villari’s Family Centers, Inc. has retained counsel to defend against this claim.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

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

Our common stock is quoted on the OTC Markets (Pink Sheets) under the symbol MRPI. The range of closing prices for our common stock, as reported on the OTC Markets during each calendar quarter since January 1, 2008 is provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
January 31, 2008	$0.008	$0.006
April 30, 2008	$0.011	$0.006
July 31, 2008	$0.0095	$0.005
October 31, 2008	$0.009	$0.005
January 31, 2009	$0.008	$0.0036
April 30, 2009	$0.01	$0.0035
July 31, 2009	$0.019	$0.006
October 31, 2009	$0.015	$0.005
January 31, 2010	$0.006	$0.004
April 30, 2010	$0.01	$0.0041
July 31, 2010	$0.008	$0.004
October 31, 2010	$0.0078	$0.0025
January 31, 2011	$0.003	$0.002
April 30, 2011	$0.004	$0.0021
July 31, 2011	$0.003	$0.002
October 31, 2011	$0.0023	$0.0006

On July 18, 2013, our common stock had a closing price of $ 0.0009.

HOLDERS

As of December 25, 2012, there were approximately 2,300 security holders of record of our common stock.

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

As of October 31, 2011 and 2010, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of  Series A preferred stock is convertible into 10,417 shares of common stock at the option of the holder, at the time of the closing bid price of common stock is equal to or greater  than $0.15 per share for a period of  10 consecutive trading days, upon the Company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  In addition, each share of the Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.06 per share.  The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 10,417 common share votes.  As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $19,774 and $17,274 respectively.

As of October 31, 2011 and 2010, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series B preferred stock is convertible into 8,929 shares of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving  corporation upon the completion of the merger.  In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.   The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.07 per share.  The Series B preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 8,929 shares votes.  As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $233,595 and $203,595 respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Since inception, our primary operating activities have consisted of basic research and development and production process development, recruiting personnel, purchasing operating assets and raising capital. From September 16, 2002, the effective date of our reorganization, through October 31, 2011, we had an accumulated deficit of $8,886,247. Our losses to date have resulted primarily from costs incurred in research and development and from general and administrative expenses associated with operations. We expect to continue to incur operating losses for the 2012 fiscal year. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED

The Financial Accounting Standards Board (“FASB”) Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360") establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations.  This statement requires those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell.

STOCK ISSUED FOR SERVICES

In December 2004, the FASB issued ASC No. 718, Compensation – Stock Compensation (“ASC TOPIC 718”).  Under ASC TOPIC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over which the employees are required to provide services.  Share- based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.  Equity instruments (“instruments”) issued to persons other than employees are recorded on the basis of the fair value of the instruments as required by ASC TOPIC 718.  ASC TOPIC No. 505, Equity Based Payments to Non-Employees (“ASC TOPIC 505”) defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC TOPIC 505.

RESEARCH AND DEVELOPMENT

Research and Development costs are expensed as incurred.

Generally accepted accounting principles state that the costs that provide no discernible future benefits or allocating costs on the basis of association with revenues or among several accounting periods that serve no useful purpose, should be charged to expense in the period occurred.  ASC TOPIC 350 “Accounting for Research and Development Costs” requires that certain costs be charged to current operations including, but not limited to:  salaries and benefits, contract labor, consulting and professional fees, depreciation, repairs and maintenance on operational assets used in the production of prototypes, testing and modifying product and service capabilities and design, and other similar costs.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by ASC TOPIC 740 Accounting for Income Taxes (“ASC TOPIC 740”).  ASC requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.  Statutory taxes not based on income are included in general and administrative expenses.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this prospectus.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2010

REVENUES.  During the years ended October 31, 2011 and 2010, product and technical services revenue totaled $302,624 and $288,888, respectively, resulting in a increase of 4.75%. During fiscal 2011, this revenue was generated principally through direct sales.  A small portion of sales were attributed to international distribution of our products and some sales of raw materials.

EXPENSES.  Overall operating expenses were $487,418 in 2011 compared with $794,548 in fiscal 2010, a decrease of 38.65%.  This decrease resulted principally from a $314,440 impairment loss incurred in 2010.

COST OF PRODUCTS SOLD.  Cost of products sold include manufacturing and production costs associated with ASTAFACTOR®, SALMON ESSENTIALS™®, KONA SEA SALT™® as well as the cost of sales of raw materials and certain other products. Expenses decreased in the categories of cost of products sold, due principally to better production methods and inventory management.  Cost of product sold in 2011 was $16,260 versus $46,066 in 2010, a decrease of 64.7%.  It is expected that the cost of products sold will increase again during 2012 as we attempt to expand our sales going forward.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs include salaries, research supplies and materials and other expenses related to product development, exclusive of those costs for which the company is reimbursed. Research and development costs for the year ended October 31, 2011 were $172,986 as compared to $265,310 for fiscal 2010.  This represents an 34.8% decrease due to previous efficiencies and capital constraints.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consist principally of salaries, fees for professional services and promotional and marketing expenses related to our various product lines. Selling and administrative expenses for the fiscal year 2011 were $306,132 versus $186,790 in 2010, an increase of 63.89%.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS.During Fiscal 2011 and 2010, the Company recorded non-cash impairment charges of $0 and $314,440, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair value.

INTEREST EXPENSE. For the years ended October 31, 2011 and 2010, interest expense was $5,811 and $4,992, respectively. The amount of interest expense incurred in any particular period varies with the amount of debt outstanding and the rate of interest payable on that debt. The total amount of debt increased in 2011 due to more short term borrowing. It is expected that interest expenses will be comparable in 2012 as the Company’s cash position becomes more stable.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $8.9 million, a net loss of $187,680, and as of October 31, 2011, has a working capital deficiency of $880,830 and a stockholders’ deficiency of $864,620.  This raised substantial doubt about its ability to continue as a going concern.  The Company will continue to pursue additional capital investment.  However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market.  These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

We have financed our operations until now through public and private sales of debt and equity securities and debt instruments, together with revenues from product sales, contract work and royalties. During the years ended October 31, 2011 and 2010, we did not raise any additional funding.

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

From September 16, 2002 (the date that we completed our reorganization proceedings and adopted “fresh-start accounting”) through October 31, 2011 we had an accumulated deficit of $8,886,247. Our losses to date are primarily due to the costs of research and development, and the general and administrative costs associated with our operations. We expect to continue to incur operating losses through at least fiscal year 2013. We expect to have quarter-to-quarter and year-to-year fluctuations in revenues and expenses. As a result, our losses may increase in the future, even if we achieve our revenue goals, and some of those losses could be significant.

Should we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Many factors could affect our ability to achieve and maintain profitability, including:

•€€	our ability to complete successfully the commercialization and production cost optimization of our products;

•€€	our ability to manage production costs and yield issues associated with increased production of our products;

•€€	the progress of our research and development programs for developing other microalgal products;

•€€	the time and costs associated with obtaining regulatory approvals for our products;

•€€	our ability to protect our proprietary rights, or the expense of doing so;

•€€	the costs of filing, maintaining, protecting and enforcing our patents;

•€€	competing technological and market developments;

•€€	changes in our pricing policies or the pricing policies of our competitors;

•€€	the costs of commercializing and marketing our existing and potential products; and

•€€	the inability to achieve a level of sales of our products necessary to generate sufficient revenues to cover research, development and operating costs.

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

We will require expenditures to support our research and development activities and to manufacture and market our products. Over the next twelve months, we project expenditures of approximately $500,000 in operating capital, not including any capital expenditures that may be necessary or desirable. Many factors will determine our future capital requirements, including:

•€€	market acceptance of our products;

•€€	our ability to manufacture our products cost-effectively in quantities needed to sustain growing sales of our ASTAFACTOR® and KONA SEA SALT™ line of products;

•€€	the extent and progress of our research and development programs;

•€€	the time and costs of obtaining regulatory clearances for some of our products;

•€€	the costs of filing, maintaining, protecting and enforcing patent claims;

•€€	the need to address competing technological and market developments;

•€€	the cost of developing and/or operating production facilities for our existing and potential products; and

•€€	the costs of commercializing our products.

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

IF WE CANNOT OVERCOME THE CHALLENGES OF PRODUCING MICROALGAE ON A COMMERCIAL SCALE, WE MAY NOT ACHIEVE ECONOMIC PRODUCTION COSTS.

To be successful, we must produce products at acceptable costs while ensuring that the quantity and quality of our products comply with contractual and regulatory requirements and regulations. Many factors complicate the production of microalgal products, and they could limit production at any time. These include:

•€€	microbial contamination;

•€€	variability in production cycle times due to technical, environmental and biological factors; and

•€€	losses of final product due to inefficient processing.

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

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Until 2002 we focused almost exclusively on product research and technology development. As we moved toward commercial production of microalgal products we had to initiate or expand many activities, including outsourcing, customer relations, engineering, construction, recruiting and training. During this transition, the size of our organization increased rapidly. During the Company's reorganization, the size of our organization decreased again. We decreased our employee base nominally during fiscal year 2011 and expect to stabilize during fiscal year 2012 in both sales staff and production assuming revenues expand with increased demand for our products. If revenues do not increase, we may not have the financial resources needed to sustain operations.

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

As of October 31, 2011, our current directors and executive officers and family and related entities, as a group, beneficially owned approximately 100,100,000 of the approximately 548,000,000 shares of our common stock outstanding as of October 31, 2011. As a result, our officers and directors may be able to exert considerable influence over the actions of the Board of Directors and matters requiring approval of our stockholders. This concentration of ownership could delay or prevent a change in control and may adversely affect the ability of other stockholders to adopt a position in opposition to these directors and officers. Our principal stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our Company by others, and they may legitimately vote as stockholders in a manner that protects their interests.

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

There are various companies using microalgae cultivation technology processes that compete with our processes. We are aware of two U.S. companies, Martek of Maryland and Omega-Tech of Colorado, that produce commercial quantities of microalgae using modified fermentation processes. We are also aware of one company, Cell Tech of Oregon, which harvests microalgae from natural environmental sources. There are three other companies in the world - Biotechna of Australia, AlgaTechnologies of Israel and AstaReal - that claim to possess proprietary photobioreactor technology and use it for commercial purposes. While there are many other photobioreactors in operation besides those, to our knowledge, they are all operated by universities or research institutes and are not used for commercial purposes. It is possible that competing photobioreactor technologies that could adversely affect our perceived technical and competitive advantages already exist or may emerge in the future.

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

The ASTAFACTOR® AND SALMON ESSENTIALS™ our nutraceutical astaxanthin products are currently being distributed internationally. Regulatory approvals in foreign markets vary by country. We believe the approval process for these products will generally come under their “natural product” status and be approved relatively quickly. However, we can provide no assurances in this regard.

RISKS RELATED TO THE SECURITIES MARKETS AND OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. We could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•€€	announcements of technological innovations or new commercial products by us or our competitors;

•€€	developments concerning proprietary rights, including patents, by us or our competitors;

•€€	publicity regarding actual or potential benefits or drawbacks relating to products under development by us or our competitors;

•€€	conditions or trends in the life sciences, nutraceutical or pharmaceutical markets;

•€€	changes in the market valuations of biotechnology and life sciences companies in general; and

•€€	general regulatory developments affecting our products in both the United States and foreign countries.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK BY STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2011 we had 547,769,915 shares of common stock outstanding. Of these shares, approximately 193,000,000 have either been registered under the Securities Act of 1933, as amended (the “Securities Act”), are freely tradable without volume limitations under Rule 144 of the Securities Act or are exempt from registration under 11 U.S.C. 1145 as a result of the reorganization of our predecessor issuer, Aquasearch, Inc.

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

THE ABILITY OF OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT THE INTERESTS OF OUR STOCKHOLDERS.

The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of October 31, 2011 and 2010.

As of October 31, 2011 and 2010, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of  Series A preferred stock is convertible into 10,417 shares of common stock at the option of the holder, at the time of the closing bid price of common stock is equal to or greater  than $0.15 per share for a period of  10 consecutive trading days, upon the Company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger.  In addition, each share of the Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.  The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.06 per share.  The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 10,417 common share votes.  As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $19,774 and $17,274 respectively.

As of October 31, 2011 and 2010, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share.  Each share of Series B preferred stock is convertible into 8,929 shares of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving  corporation upon the completion of the merger.  In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum.   The dividends are cumulative and are payable in either cash or common stock at a conversion price of $0.07 per share.  The Series B preferred stock holders are also entitled to vote on all shareholder matters on an as converted basis or 8,929 shares votes.  As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $233,595 and $203,595 respectively.

ITEM 7A. QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited balance sheet as of October 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders' deficit for the years ended October 31, 2011,  and 2010 together with related notes and the report of  Liggett, Vogt &Webb, P.A., our independent auditors, appear on pages F-1 through F-17 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2011 or 2010.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (Principal Accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of October 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current directors and executive officers. All directors serve one year terms or until each of their successors are duly qualified and elected. Our officers are elected by the board.

NAME	AGE	POSITION
Charles G. Spaniak, Sr.	71	President and Chief Financial Officer
Joyce Markley	61	Director, Secretary

Charles G. Spaniak, Sr. – President and Chief Financial Officer

Mr. Spaniak Sr. is the president of Villari’s Family Centers and has been a director since its inception. Over the past 10 years, Mr. Spaniak Sr. has provided corporate management consulting services to many companies, covering all aspects of corporate mergers and acquisitions. He has also developed the franchise programs for many of these companies including raising capital. Mr. Spaniak has served companies that range from startup businesses to fully operating corporations in both the private and public sectors. He has served as a Board member, Officer and Director or Consultant for many of these companies.

Joyce Markley – Director and Secretary

Mrs. Markley has been a director of Villari’s Family Centers since inception. For over five years she has been an administrative assistant to several private companies in the franchising and hospitality industries.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our chief executive officer and any other executive officer serving at the end of the most recently completed fiscal year whose total compensation exceeded $100,000 for the three fiscal years ended October 31, 2011.

NAME AND PRINCIPAL POSITION	YEAR ENDED OCTOBER 31,	SALARY ($)	RESTRICTED STOCK AWARD(S) ($)
Gregory F. Kowal, CEO	2011	$0	$0
Gregory F. Kowal, CEO	2010	$49,500	$0
Gregory F. Kowal, CEO	2009	$0	$0

OPTION GRANTS IN FISCAL 2010

No options were granted to Executive officers in fiscal year 2011, 2010 or 2009.

STOCK OPTIONS EXERCISED DURING FISCAL 2011

No stock options were exercised by the named executive officers of the Company during fiscal 2011, 2010 or 2009.

FISCAL YEAR-END OPTION VALUES

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)

Gregory Kowal	5,000,000	--	0.01	12/17/14	--	--	--	--

The total value of executive and officer’s unexercised vested options as of October 31, 2011, was $62,150.

LTIP AWARDS DURING FISCAL YEAR

We did not make any long-term incentive plan awards to any executive officers or directors during the fiscal year ended October 31, 2011.

DIRECTOR COMPENSATION

During the fiscal year ending October 31, 2011, our directors did not receive compensation for services they provided as directors, although they were reimbursed their expenses for attendance at board meetings and those otherwise incurred in connection with their duties. We did not provide additional compensation for committee participation or special assignments of the Board of Directors.

Our directors, Messrs. Kowal and Crowder, were each granted options on December 2004 to purchase 5,000,000 shares of the Company's common stock in respect for their service as board members. The exercise price of those options was $0.01 per share. None of the options has been exercised.

EMPLOYMENT CONTRACTS

During the fiscal year ending October 31, 2011, we did not have employment contracts with our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information known to us about the beneficial ownership of our common stock as of July 18, 2013 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors; (3) each of our named executive officers; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable. Applicable percentage of beneficial ownership is based on shares outstanding as of  July 18, 2013. Beneficial ownership is determined in accordance with rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days the date of this report are deemed outstanding, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise disclosed, the address for each person  below is c/o Mera Pharmaceuticals, Inc., 18331 Pines Blvd Suite 273, Pembroke Pines FL 33029.

Name of Beneficial Owner	Common Stock Beneficially Owned	Common Stock Beneficially Owned Giving Effect to Conversion of Series C Stock	Percentage of Common Stock Beneficially Owned Giving Effect to Conversion of Series C Stock

Charles G. Spaniak, Sr. (1)	0	-0-	-0-
Joyce Markley	0	2,039,315,960	13.13%
Arlette Spaniak (2)	0	2,039,315,960	13.13%
All officers and directors as a group		4,078,631,920	26.26%

1)	Does not include any shares owned or controlled by his spouse as to which he disclaims any beneficial ownership.

2)	Spouse of Charles G. Spaniak Sr.

Percentages are based on the following securities outstanding (adjusted as required by rules of the SEC) and entitled to vote, as of the record date:
●           557,299,676 shares of common stock; and
●           14,971,298,237 shares of common stock underlying Series C.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Liggett, Vogt &Webb, P.A for professional services rendered for the fiscal years ended October 31, 2011 and 2010, respectively:

Fee Category	Fiscal 2011	Fiscal 2010

Audit Fees	$32,000	$16,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$32,000	$16,000

AUDIT FEES

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's financial statements included in our annual reports on Form 10-K for the years ended October 31, 2011 and 2010, respectively, and or reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-Q during fiscal 2011 and 2010, respectively.

PART IV.

ITEM 15. EXHIBITS

INDEX OF EXHIBITS

Exhibit List	Description

2.1 *	Plan Confirmation Hearing and Debtor’s Plan of Reorganization
2.2 **	Certificate of Merger merging Aquasearch, Inc., a Colorado corporation, into Mera Pharmaceuticals, Inc., a Delaware corporation
2.3 **	Certificate of Merger merging Aqua RM co., Inc. into Mera Pharmaceuticals, Inc.
3.1 **	Certificate of Incorporation
3.2	Certificate of Designation of Series A Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.3	Certificate of Designation of Series B Preferred Stock of Mera Pharmaceuticals, Inc. and the Express Terms Thereof.
3.4 **	Bylaws
4.1 +	Form of 1996 Bridge Loan Note
4.2 +	Form of 1997 Warrant
4.3 ++	Form of Convertible Note
4.4 ++	Form of Warrant
4.5 ++	Form of Note and Warrant Purchase Agreement
4.6 #	Form of Promissory Note
10.1	Distribution and Development Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996 (terminated)
10.2	Stock Subscription Agreement between Cultor Ltd. and Aquasearch, dated May 14, 1996
10.3 +	The Amended Keahole Point Facilities Use Agreement dated august 22, 1006, by and between The National Energy Laboratory of Hawaii Authority and Aquasearch, Inc.
10.4 $	Letter of Intent between C. Brewer and company Limited and Aquasearch, Inc.
10.5	Amendment to Distribution and Development Agreement between Cultor Ltd. and Aquasearch, Inc., dated June 14, 1999
10.6 $$	Common Stock Purchase agreement (including form of Warrant) between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.7 $$	Registration Rights Agreement between Alpha Venture Capital, Inc. and Aquasearch, Inc., dated June 14, 2000
10.8	Sublease between the Company and Ancile Pharmaceuticals, Inc., dated July 31, 2002
10.9 $$$	Technical Services Contract, dated November 9, 2002, between the Company and Hainan sunshine Marine Bioengineering Co., Ltd.
16.1 ***	Letter regarding change in Certifying Accountant dated June 14, 2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 350)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
————————
*	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated July 3, 2002.
**	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated July 30, 2002.
***	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated June 20, 2011.
+	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.
++	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-B filed October 28, 1998.
Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed September 13, 1996.
Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed November 9, 1999.
Incorporated by reference to the exhibit filed with our Registration Statement filed on Form SB-2/A dated December 11, 2003.
$	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated November 13, 1996.
$$	Incorporated by reference to the exhibit filed with our Registration Statement on Form SB-2 filed July 13, 2000.
$$$	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-QSB filed March 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on ________________.

MERA PHARMACEUTICALS, INC.

By:	/s/ Charles G. Spaniak, Sr.
Charles G. Spaniak, Sr.
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Charles G. Spaniak, Sr.	President and Chief Financial Officer	________________
Charles G. Spaniak, Sr.

/s/ Joyce Markley	Director and Secretary	________________
Joyce Markley

FINANCIAL STATEMENTS

Mera Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Mera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Mera Pharmaceuticals, Inc. (the “Company”) as October 31, 2011 and 2010, and the related statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mera Pharmaceuticals, Inc. as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $187,680 a working capital deficiency of $880,830 and a stockholders' deficit of $864,620. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 22, 2013

Mera Pharmaceuticals, Inc.
Balance Sheets

	As of October 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$4,315	$5,940
Accounts receivable, net	7,848	8,864
Prepaid expenses	42,309	-

Total Current Assets	54,472	14,804

Plant and equipment, net	2,022	8,034

Other assets	14,188	50,519

Total Assets	$70,682	$73,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$486,166	$373,661
Accounts payable - related parties	150,000	150,000
Notes payable - related parties	51,936	51,936
Loans payable - related party	247,200	174,700

Total Current Liabilities	935,302	750,297

Contingencies (See Note 9 )

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,200 shares authorized, none issued and outstanding, respectively	-	-
Series A- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 80 and 80 issued and outstanding, respectively	1	1
Series B- Convertible Preferred Stock $0.0001 par value, 2,400 shares authorized, 974 and 974 shares issued and outstanding	1	1
Common stock, $.0001 par value: 750,000,000 shares authorized,
547,769,915 and 547,769,915 shares issued and 547,269,915 and 547,269,915 outstanding, respectively	54,777	54,777
Additional paid-in capital	7,968,873	7,968,873
Treasury stock at cost (500,000 and 500,000 shares, respectively)	(2,025)	(2,025)
Accumulated deficit	(8,886,247)	(8,698,567)
Total Stockholders' Deficit	(864,620)	(676,940)

Total Liabilities and Stockholders' Deficit	$70,682	$73,357

See accompanying notes to financial statements

Mera Pharmaceuticals, Inc.
Statements of Operations
For The Years Ended October 31, 2011 and 2010

	2011	2010

Sales, net	$302,624	$288,888
Cost of Goods Sold	16,260	46,066

GROSS PROFIT	286,364	242,822

Costs and Expenses
Selling, general and administrative	306,132	186,790
Research and development costs	172,986	265,310
Depreciation and Amortization	8,300	28,008
Impariment loss	-	314,440

Total costs and expenses	487,418	794,548

Operating loss	(201,054)	(551,726)

Other income (expense):
Other income	4,998	2,312
Interest expense	(5,811)	(4,992)
Other expense	-	(2,722)

Total other income (expense)	(813)	(5,402)

Net loss before income tax benefit	(201,867)	(557,128)

Benefit for income taxes	14,187	19,290

Net loss	(187,680)	(537,838)
Preferred Dividends	(32,938)	(32,938)
Net Loss Available to Common Shareholders	$(220,618)	$(570,776)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	547,769,915	547,769,915

See accompanying notes to financial statements

Mera Pharmaceuticals, Inc.
Statements of Changes in Stockholders' Deficit
For The Years Ended October 31, 2011 and 2010

	Stock
	Convertible Preferred				Common		Additional	Treasury Stock			Total
	Series A Shares	Series B Shares	Series A Par	Series B Par	Shares	Amount	Paid - In Capital	Shares	At Cost	Accumulated Deficit	Stockholders' Deficit
Balance at October 31, 2009	80	974	$1	$1	547,769,915	$54,777	$7,968,873	(500,000)	$(2,025)	$(8,160,729)	$(139,102)

Loss for the year ended October 31, 2010										(537,838)	(537,838)

Balance at October 31, 2010	80	974	1	1	547,769,915	54,777	7,968,873	(500,000)	(2,025)	(8,698,567)	(676,940)

Loss for the year ended October 31, 2011										(187,680)	(187,680)

Balance at October 31, 2011	80	974	$1	$1	547,769,915	$54,777	$7,968,873	(500,000)	$(2,025)	$(8,886,247)	$(864,620)

See accompanying notes to the financial statements

Mera Pharmaceuticals, Inc.
Statements of Cash Flows
For The Years Ended October 31, 2011 and 2010

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(187,680)	$(537,838)
Adjustments to reconcile net loss to net cash
provided used in operating activities:
Depreciation and amortization expense	8,300	28,008
Provision for doubtful accounts	626
Impairment of fixed assets		314,440
Changes in assets and liabilities
Accounts receivable	390	(2,208)
Tax credit receivable	36,331	(19,290)
Other current assets	(42,309)	15,994
Accounts payable and accrued liabilities	112,505	209,449
Net cash provided by (used in) operating activities	(71,837)	8,555

Cash Flows from Investing Activities:
Purchases of fixed assets	(2,288)	(150,000)
Net cash used in investing activities	(2,288)	(150,000)

Cash Flows from Financing Activities:
Loans Payable	72,500	144,250
Net cash provided by financing activities	72,500	144,250

Net increase (decrease) in cash	(1,625)	2,805
Cash, beginning of the period	5,940	3,135
Cash, end of the period	$4,315	$5,940

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest expense	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to financial statements

SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Mera Pharmaceuticals, Inc. (the “Company” or “Mera”), originally was seeking to develop and commercialize natural products from microalgae using its proprietary, large-scale photobioreactor technology.

During 2009, the Company switched its focus to engaging in the development of Sea Salt for sale in commercial markets and consumer uses. The salt is concentrated, low in sodium and organic. The water used to produce the salt is drawn from an ocean depth of one-half mile. It is different in chemical composition from other sea salts because it comes from deep-sea water. It contains less sodium and more potassium, as well as higher concentrations of trace minerals. The Company's operations are located in Kailua-Kona, Hawaii.

In efforts to expand marketing and distribution of the commercial products, the Company completed the acquisition of 100% of the outstanding common stock of Villari’s Family Centers, Inc., (“VFC”) a Florida corporation, in June of 2012.

Villari’s Family Centers is a multi-designed family entertainment center focused on promoting health and wellness through the Villari’s system of martial arts.

With the introduction of the current commercial product lines into the Villari’s Martial Arts studios, the Company will be able to drastically increases distribution and awareness of our nutracueticals and build the market for our future nutracuetical products. The Company will open new Villari’s Martial Arts locations throughout the United States through company owned units as well as franchised and joint venture locations.

Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. At October 31, 2011 and 2012, the Company had no cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of inventory and valuation of deferred tax assets.

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

Inventories - Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. At October 31, 2011 and 2010, inventories were as follows:

	October 31,
	2011	2010

Raw Materials	$19,338	$19,338
Work In Process	742,736	742,736
Inventory Asset	66,568	68,774
Finished Goods	61,771	61,771
	890,413	892,619

Inventories Allowance	(890,413)	(892,619)
	$-	$-

Management has recorded a full valuation allowance for obsolete and excess inventory totaling $890,413 and $892,619 respectively.

Revenue Recognition - Product revenue is recognized upon shipment to customers. The Company recognizes revenue when the price is fixed and determinability persuasive evidence of an arrangement exists, the products are shipped and collectability is reasonable assured.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by ASC 740 “Accounting for Income Taxes”. ASC requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes. Statutory taxes not based on income are included in general and administrative expenses. The company’s tax returns for the years 2009 to 2011 have been subject to examination by the Internal Revenue Service and the state of Hawaii.

Loss Per Share - The Company computed basic and diluted loss per share amounts for October 31, 2011 and 2010 pursuant to the ASC 260, “Earnings per Share.” The assumed effects of the exercise of 11,215,000 shares of outstanding stock options, and conversion of 833,333 shares of convertible preferred stock series A and 8,695,429, shares of convertible preferred stock series B were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Concentrations- During 2011 and 2010, the Company obtains 100% of its salt from one source.

As of October 31, 2011 and 2010, the Company has accounts receivable balances that exceed 10% from 5 and 2 customers, respectively.

	2011	2010
Customer A	27%	14%
Customer B	24%	12%
Customer C	12%	N/A
Customer D	12%	N/A
Customer E	11%	N/A

As of October 31, 2011 and 2010, the Company has a sales concentration that exceeded 10% to one customer.

	2011	2010
Customer A	20%	38%

Fair Value Measurement

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1-Quoted prices in active markets for identical assets or liabilities.

● Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

● Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and equivalents, accounts payable and accrued expenses, and notes and loans payable. All these items were determined to be Level 1 fair value measurements. The carrying amounts of cash and equivalents, accounts payable and accrued expenses, and notes and loans payable approximated fair value because of the short maturity of these instruments.

Recent Authoritative Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, for the year ended October 31, 2011 has incurred an accumulated deficit of approximately $8.9 million, and a net loss of $187,680. As of October 31, 2011 the Company has a working capital deficiency of $880,830 and a stockholders’ deficiency of $864,620. This raised substantial doubt about its ability to continue as a going concern. The Company will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going development efforts and bring products to the commercial market. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment is as follows:

	October 31, 2011	October 31, 2010
Plant	$109,662	$109,662
Equipment	2,288	-
	111,950	109,662
Accumulated depreciation	(109,928)	(101,628)
Total	$2,022	$8,034

For the years ended October 31, 2011 and 2010, the Company recognized depreciation expense of $8,300 and $28,008, respectively. During the year ended October 31, 2011 and 2010, the Company recognized an impairment of $0 and $314,440, respectively.

5. RELATED PARTY TRANSACTIONS

In December 2003, the Board agreed to pay one of its members a commission of 4% of sales made to a Hawaiian distributor. The commission amount to be paid is based on sales consummated and approximately $13,000 was payable under this agreement as of October 31, 2011. For the years ended October 31, 2011 and 2010 the amounts recorded as commission expense was $13,020 and $13,020 respectively.

On November 2, 2009, the Company entered into an agreement with an entity created and controlled by certain members of its Board of Directors. The agreement involves the purchase by such entity of Bulk Kona Deep Sea Salt from unsold inventory at a price of $7.25 per kilogram. The Company estimates its direct cost for this material is approximately $5.00 per kilogram. The purpose of this transaction is, in the absence of any other funding sources, to provide cash flow needed to maintain and grow operations so that the Company is able to produce enough Kona Deep Sea Salt to market and sell outside of Hawaii. This program will end once the Company is able to attain positive cash flow sufficient to sustain such operations. Under this agreement, the Company shall have the right of first refusal to repurchase some or the entire product purchased by the related entity at a price of $8.50 per Kilogram if certain conditions are met. During the years ended October 31, 2011 and 2010, the Company has received $247,200 and $174,700 under this agreement. Of such amount, $72,500 and $174,700 has been recorded as loans payable - related party for product that has not yet been shipped during 2011 and 2010, respectively.

In March 2009, the Company entered into an agreement with a Director. The Director’s Company will provide construction services in exchange for payment of $150,000. As of the date of these financial statements, such amount has not yet been paid.

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made. At October 31, 2011 the note balance was $41,936.

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made. At October 31, 2011 the note balance was $10,000.

6. INCOME TAXES

The Company provides for income taxes in accordance with ASC 470 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of October 31, 2011, the Company had net operating loss carryforwards of approximately $18,500,000 available to offset future taxable income for federal and state income tax purposes.

ASC 470 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. An increase in the valuation allowance of approximately $84,000 and $204,000 occurred for the years ending October 31, 2011 and 2010, respectively.

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s incurred tax rates. The provision (benefit) for income taxes from operations for the years ended October 31, 2011 and 2010 consist of the following:

	October 31,
	2011	2010

Federal and State	$(97,760)	$(224,873)
Tax effect of non-deductible expense	0	1,335
Increase in valuation allowance	83,573	204,248
Provision (benefit) for income taxes, net	$(14,187)	$(19,290)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	October 31,
	2011	2010

Net operating loss carryforwards	$7,699,982	$7,616,409

Deferred income tax asset	$7,699,982	$7,616,409

The net deferred tax assets and liabilities are comprised of the following:

	October 31,
	2011	2010

Deferred tax assets
Current	$-	$-
Non-current	7,699,982	7,616,409
	7,689,982	7,616,409

Less valuation allowance	(7,699,982)	(7,616,409)

Net deferred income tax asset	$-	$-

The Company has the following income tax net operating loss carryforwards available at October 31, 2011:

Amount	Year of Expiration
1,502,122	2017
2,027,746	2018
3,223,542	2019
3,983,010	2020
2,608,677	2021
1,872,993	2022
1,160,667	2023
926,115	2024
422,620	2025
223,709	2026
149,558	2027
188,419	2028
88,223	2029
101,115	2030

The Company is a Qualified High Tech Business (“QHTB”) in the State of Hawaii. QHTBs qualify for certain refundable state tax credits as they relate to research and development activities (“QHTB tax credit refunds”). For the year ended October 31, 2011, the Company had approximately $14,000 in QHTB tax credit refunds receivable, and received approximately $31,000 and $19,000 in previous years refundable tax credits. This credit expired for tax years after 2011. Unless the credit is renewed the Company will not receive future tax credits under this program.

7. NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consists of the following as of October 31, 2011 and 2010:

	2011	2010
The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 10% was due on March 31, 2004. The notes are currently past maturity; however no demand for payment has been made.	$41,936	$41,936

The Company has an unsecured demand notes payable – shareholder bearing an annual interest rate of 8% was due on various dates through March 26, 2006. The notes are currently past maturity; however no demand for payment has been made.	$10,000	$10,000

Total notes payable, related parties	$51,936	$51,936

The Company accrued $4,992 and $4,992 for the years ended October 31, 2011 and 2010, respectively for interest expense due on notes payable-related parties. As of October 31, 2011, the total accrued interest expense was $63,047

8. STOCKHOLDERS EQUITY

(A) Preferred Stock- The Company has 5,200 preferred shares authorized to be issued with the rights and preferences to be determined by the Board of Directors as of October 31, 2011 and 2010.

As of October 31, 2011 and 2010, the Company has 80 shares of Series A convertible preferred stock outstanding at a face value of $625.00 per share. Each share of Series A preferred stock is convertible into 10,417 share of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger. In addition, each share of Series A preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum. The dividends are cumulative and are payable in either cash or common stock at a conversion price of $.06 per share. The Series A convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted bases or 10,417 common shares votes. As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $ 22,274 and $ 17,274, respectively.

As of October 31, 2011 and 2010, the Company has 974 shares of Series B convertible preferred stock outstanding at a face value of $625.00 per share. Each share of Series B preferred stock is convertible into 8,929 share of common stock at the option of the holder, at the time the closing bid price of common stock is equal to or greater than $0.15 per share for a period of 10 consecutive trading days, upon the company raising at least $10 million in a public offering or upon a merger whereas the existing stockholders immediately prior to the merger hold less than a majority of the stock in the surviving corporation upon the completion of the merger. . In addition, each share of Series B preferred is entitled to annual dividends of 5% of the face value, or $31.25 per share per annum. The dividends are cumulative and are payable in either cash or common stock at a conversion price of $.07 per share. The Series B convertible preferred stock holders are also entitled to vote on all shareholder matters on an as converted bases or 8,929 common shares votes. As of October 31, 2011 and 2010, the total cumulative outstanding preferred dividends are $ 253,126 and $ 233,595 respectively.

(B) Stock Options- On November 7, 2004 the Board of Directors adopted the 2004 Stock Option Plan, authorizing issuance of options on up to 60 million shares of the Company’s common stock. In December of 2004, the Board approved issuance of options to purchase approximately 48,000,000 shares of its common stock to existing officers, directors and employees, subject to shareholder approval of the plan. In May 2005, such approval was received. The fair value of the options on the grant date was $480,000 calculated using the Black-Scholes Option Pricing Model. As of October 31, 2011, approximately 11,215,000 were deemed vested based on length of service with the Company since the date the Company’s Plan of Reorganization was approved. Terminated employees who have elected not to exercise options have forfeited their options. Approximately 36,000,000 total options have been forfeited since the adoption of the Stock Option Plan.

The following table summarizes the transactions of the Company’s stock options for the two-year period ended October 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, November 1, 2009	12,430,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	(1,215,000)	0.01
Options outstanding, October 31, 2010	11,215,000	$0.01
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding, October 31, 2011	11,215,000	$0.01

2011 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2009	Weighted Average Exercise Price
$.01	11,215,000	1.58 years	$.01	11,215,000	$.01

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2010	Weighted Average Exercise Price
$.01	11,215,000	2.58 years	$.01	11,215,000	$.01

9. COMMITMENT & CONTINGENCIES

The Company currently leases land for its office space and Keahole facility that expires February 2038. The minimum future lease payments required under the Company’s operating leases at October 31, 2011 are as follows:

2012	33,366
2013	33,366
2014	33,366
2015	33,366
Thereafter	767,418
Total	$900,882

10. LEGAL PROCEEDINGS

On June 22, 2011, Michael Brorby, a former consultant filed a suit in the 3rd Circuit Court, State of Hawaii courts against Mera Pharmaceuticals, Inc. The complaint alleged breach of contract and breach of covenant of good faith and fair dealing arising out of a commission contract and is seeking damages in excess of $50,000. On November 15, 2012 the Company agreed to pay Mr. Brorby $34,000 to settle the claim. Such payment has been made as of today and is accrued in the financial statements as of October 31, 2011.

SUBSEQUENT EVENTS

On September 8, 2008, the Company issued a Promissory Note for construction services provided to the company on August 8, 2008. In June 2012, American Settlements, Inc., entered into Debt Purchase Agreement for the remaining outstanding balance of $150,000, plus any and all accrued interest. On June 1, 2012, the Promissory Note was amended and restated as a Convertible Debenture due on June 1, 2013. This note accrues interest at 20% and is convertible into the Company’s common stock at any time at the holder’s option at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

In November 2010, the Company issued a Promissory Note for $21,382 for services performed between, February 5, 2008 through September 15, 2010. In June 2012, American Settlements, Inc., entered into Debt Purchase Agreement for the remaining outstanding balance of $21,382. On June 1, 2012, the Promissory Note was amended and restated as a Convertible Debenture due on June 1, 2013. This note accrues interest at 20% and is convertible into the Company’s common stock at any time at the holder’s option at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

In November 2011, the Company issued a Promissory for $46,671 for services performed between, December 31, 2009 through September 15, 2010. In June 2012, American Settlements, Inc., entered into Debt Purchase Agreement for the remaining outstanding balance of $46,671. On June 1, 2012, the Promissory Note was amended and restated as a Convertible Debenture due on June 1, 2013. This note accrues interest at 20% and is convertible into the Company’s common stock at any time at the holder’s option at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

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

The rights and preference of the Series C stockholders rank in parity with the Corporation’s Common Stock and Series A and Series B Preferred Stock. The Series C is convertible mandatorily on June 14, 2013 or at the option of 51% of its holders into their proportionate shares of common stock on a fully diluted basis. The Series C will be cancelled once it is redeemed. As of July 18, 2013, the 1,000 shares authorized of Series C Preferred Stock, all 1,000 are issued and outstanding.

On May 15, 2013, by unanimous written consent, the Board of Directors and the majority shareholders of the Series C Preferred stock, voted to extend the Series C convertible mandatorily date of June 14, 2013 for a twelve month period establishing a new Series C convertible mandatorily date of June 14, 2014.

Additionally, in connection with the merger, the Series A and B preferred stock automatically converts into an aggregate of 9,529,761 shares of the Company's common stock, resulting in total common stock issued and outstanding of 557,299,676, post merger.

On August 1, 2012, the Company agreed to issue 30 Shares of Preferred Series F to Connied, Inc. as payment of $301,680 for several promissory notes issued by Villari’s Family Centers, Inc., for expenses paid on behalf of the company from January through June of 2012. The Sole Officer and Director of Connied, Inc. is also a Director of Mera Pharmaceuticals Inc. The Preferred Series F, par value $0.001, has 1,000 shares authorized. The rights and preference of the Series F stockholders hold superior liquidation privileges, pay zero dividends, and vote together with the Corporation’s Common Stock. The Series F is convertible, at the holder’s option, into Common Stock. The number of shares of Common Stock upon conversion is equal to 1.75 multiplied by the weighted average closing price of the Common Stock over the 90-day period.

On August 1, 2012, the Company entered into an agreement to issue 80 Shares of Preferred Series E Convertible Stock to American Settlements, Inc. in exchange for payment of $855,116 for several promissory notes issued in 2011 and 2012 by Villari’s Family Centers, Inc. The Preferred Series E, par value $0.001, has 100 shares authorized. The rights and preference of the Series E stockholders rank in parity with the Corporation’s Preferred and Common Stock, pays zero dividends, and has no voting rights. The Series E is convertible, at the holder’s option, into Common Stock. The number of shares of Common Stock upon conversion is equal to 1.75 multiplied by the weighted average closing price of the Common Stock over the 90-day period.

On December 31, 2012, the Company agreed to issue 30 Shares of Preferred Series F to Connied, Inc. as payment of $300,743 for several promissory notes issued for expenses paid on behalf of the company from July through December of 2012. The Sole Officer and Director of Connied, Inc. is also a Director of Mera Pharmaceuticals Inc.

On December 31, 2012, the Company agreed to issue 10 Shares of Preferred Series F to Sun-Rhea, Inc. as payment of $110,310 for several promissory notes issued for expenses paid on behalf of the company from September through December of 2012. The Sole Officer and Director Sun-Rhea, Inc. is also a Director of Mera Pharmaceuticals Inc.

From July 31, 2012 to May 24, 2013, the Company issued promissory notes totaling $72,262 to third parties as payment for reimbursement of expenses incurred on behalf of the Company. The notes accrue interest at 20%, are unsecured and are payable on demand.

From July 31, 2012 to May 24, 2013, the Company issued promissory notes totaling $294,500 to related parties as payment for reimbursement of expenses incurred on behalf of the Company. The notes bear interest rates between 7% to 20%, are unsecured and are payable on demand.

On September 7, 2012, the Company issued a promissory note totaling $10,000 to a third party as payment for reimbursement of expenses incurred on behalf of the Company. The note accrues interest at 20%, unsecured and is payable on March 7, 2013. On April 15, 2013, the Promissory Note, was amended and restated as a Convertible Debenture bearing a 20% annual interest rate, due on April 15, 2014. This note accrues interest at 20% and is convertible into the Company’s common stock at any time at the holder’s option at the conversion rate of 25% of the average of the five lowest closing prices during the 30 trading days prior to notice of conversion.

On August 1, 2012, the Company entered into an Employment Agreement with Charles G. Spaniak, Sr. Under the agreement, the Company will pay a base salary of $350,000 per annum with an annual increase of 30%. The term of the agreement is eight years.

On August 1, 2012, the Company entered into a Consulting Agreement with Villari’s Martial Arts Licensing, LLC. Under the agreement, the Company will pay the consultant $350,000 per annum with an annual increase of 30%. The term of the agreement is eight years.

On October 26, 2012, The Company entered into an Agreement for Purchase and Sale of Assets for a martial arts studio located in Glendale, CA. The purchase price is equal to two times the studios annual gross during the next two years and is payable on October 26, 2014.

On November 15, 2012, The Company entered into an Agreement for Purchase and Sale of Assets for a martial arts studio located in Chalfont, PA. The purchase price is equal to two times the studios annual gross during the next two years and is payable on November 15, 2014.

On December 21, 2012, The Company entered into an Agreement for Purchase and Sale of Assets for a martial arts studio located in Austin, TX. The purchase price is equal to two times the studios annual gross during the next two years and is payable on December 21, 2014.

On January 22, 2013, The Company entered into an Agreement for Purchase and Sale of Assets for a martial arts studio located in Lake Forest, CA. The purchase price is equal to two times the studios annual gross during the next two years and is payable on January 22, 2015.

On April 16, 2013, L&B CIP Glades Plaza, LLC, filed a suite in the 15th Judicial Circuit Court in Palm Beach, Florida against Villari’s Family Centers, Inc. The complaint alleges breach of Security Agreement in excess of $15,000. Villari’s Family Centers, Inc. has retained counsel to defend against this claim.